Form 10-Q
period 1996-06-30
SIMTEK CORP
filed 1996-08-01
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

        ______    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                               SIMTEK CORPORATION
- --------------------------------------------------------------------------------
         (Exact name small business issuer as specified in its charter)

         Colorado                                     84-1057605
- --------------------------------------------------------------------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)

      1465 Kelly Johnson Blvd. Suite 301; Colorado Springs, Colorado 80920
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 531-9444
- --------------------------------------------------------------------------------
                           (issuer's telephone number)

                                      N/A
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No______


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                               Outstanding at July 31, 1996
- --------------------------------------------------------------------------------
(Common Stock, $.01 par value)                               26,978,311

                               SIMTEK CORPORATION


                                      INDEX

                         For Quarter Ended June 30, 1996

PART 1. FINANCIAL INFORMATION

         ITEM 1                                                            Page
                                                                           ----
                      Balance Sheets as of June 30, 1996 and
                      December 31, 1995                                      3

                      Statements of Operations for the three months and
                      six months ended March 31, 1996 and 1995               4

                      Statements of Cash Flows for the six months ended
                      June 30, 1996 and 1995                                 5

                      Notes to Financial Statements                          6

         ITEM 2

                      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                   7-8

PART II. OTHER INFORMATION

         ITEM 1       Legal Proceedings                                      9

         ITEM 2       Changes in Securities                                  9

         ITEM 3       Defaults upon Senior Securities                        9

         ITEM 4       Matters Submitted to a Vote of Securities Holders      9

         ITEM 5       Other Information                                      9

         ITEM 6       Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                                  10

                               SIMTEK CORPORATION

                                 BALANCE SHEETS
              ASSETS                                                December 31,
              ------                               June 30, 1996        1995
                                                   -------------   -------------
Current Assets:
   Cash.........................................  $     357,890    $    311,872
   Accounts receivable - trade, net.............        455,830         210,047
   Accounts receivable - other..................         31,608          11,072
   Inventory, net ..............................        214,761         228,251
   Prepaid expenses and other...................         33,864          19,289
                                                  ------------------------------

       Total Current Assets.....................      1,093,953         780,531
Equipment and furniture, net....................        267,160         344,676
                                                  ------------------------------

       Total Assets.............................  $   1,361,113    $  1,125,207
                                                  ==============================

       LIABILITIES AND SHAREHOLDERS'
       ----------------------------
                 EQUITY
                 ------
Current Liabilities:
   Accounts payable.............................  $     315,257    $    277,277
   Accrued expenses.............................        163,709         153,593
   Accrued wages................................        191,475         161,475
   Accrued vacation payable.....................         80,799          78,956
   Exchangeable notes...........................        378,551               -
                                                  ------------------------------
       Total Liabilities........................      1,129,791         671,301

Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $1.00 par value,
       2,000,000 shares authorized
       and none issued and
       outstanding at June 30,
       1996 and December 31, 1995...............              -               -
   Common stock, $.01 par value, 40,000,000
       shares authorized, 26,978,311 shares
       issued and outstanding at June 30,
       1996 and December 31, 1995...............        269,783         269,783
   Additional paid-in capital...................     29,496,144      29,496,144
   Accumulated deficit..........................    (29,534,605)    (29,312,021)
                                                  ------------------------------
   Shareholder's equity.........................        231,322         453,906
                                                  ------------------------------

       Total Liabilities and
          Shareholders' Equity..................  $   1,361,113    $  1,125,207
                                                  ==============================

   The accompanying notes are an integral part of these financial statements.



                               SIMTEK CORPORATION

                            STATEMENTS OF OPERATIONS


                                         Three Months Ended June 30,          Six Months Ended June 30,
                                         ---------------------------          -------------------------
                                            1996             1995                1996            1995
                                            ----             ----                ----            ----

Commission income....................   $     2,464     $         -         $      6,747    $        -
Product sales, net...................     1,158,624         391,863            1,969,718        926,283
                                        ---------------------------------------------------------------


     Total Income....................     1,161,088         391,863            1,976,465       926,283
 Cost of product sales...............       712,707         543,893            1,268,519     1,133,503
                                        --------------------------------------------------------------

     Gross Margin....................       445,917        (152,030)             701,199      (207,220)

Operating Expenses:
     Design, research
       and development...............       227,524         372,275              474,875       742,492
     Administrative..................        78,111         156,917              203,535       321,970
     Marketing.......................       137,838         148,934              264,204       283,238
                                        ---------------------------------------------------------------


        Total operating expenses.....       443,473         678,126              942,614     1,347,700
                                        --------------------------------------------------------------

        Profit (loss) from
          operations.................         4,908        (830,156)            (234,668)   (1,554,920)
                                        ---------------------------------------------------------------

Other income (expense):
     Royalty income..................             -         600,000                    -       600,000
     Interest income.................         3,124           6,557                6,524        17,453
     Other income (expense), net.....         4,090           3,075                5,560         6,109
                                        --------------------------------------------------------------

        Total other income
          (expense)..................         7,214         609,632               12,084       623,562
                                        --------------------------------------------------------------

Net profit (loss)....................   $    12,122     $  (220,524)        $   (222,584)   $ (931,358)
                                        ===============================================================

Net loss per common share............   $     (0.00)    $     (0.01)        $       (.01)   $    (0.04)
                                        ===============================================================

Weighted average number of shares
     outstanding.....................    26,978,311      21,193,669           26,978,311     21,193,669
                                        ===============================================================



   The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                       Six Months Ended June 30,

                                                           1996         1995
                                                           ----         ----

Cash flows from operating activities:
   Net loss...........................................  $(222,584)   $(931,358)
   Adjustments to reconcile net loss
      to net cash used
    in operating activities:
      Depreciation and amortization...................     77,760      105,969
      Decrease (increase) in
       accounts receivable............................   (266,319)     142,059
      Decrease  in inventory..........................     13,490      303,896
      Decrease (increase) in prepaid
       expenses and other ............................    (14,575)      31,380
      Increase (decrease) in accounts
       payable, net of amount
       converted to equity............................     37,980      (32,625)
      Prepaid royalty receipts........................          -     (300,000)
      Increase in accrued expenses,
         accrued vacation and accrued wages...........     41,959       97,183
                                                        ----------------------
        Net cash used in operating activities.........   (332,289)    (583,496)
                                                        -----------------------

Cash flows from investing activities:
   Purchase of equipment and furniture................       (244)      (9,755)
                                                        -----------------------
      Net cash used in investing activities...........       (244)      (9,755)
                                                        -----------------------

Cash from financing activities:
   Proceeds from research and
    development arrangement...........................          -       65,491
   Proceeds from exchangeable notes...................    378,551            -
                                                        ----------------------

      Net cash provided by
       financing activities...........................    378,551       65,491
                                                        ----------------------

      Net increase (decrease) in cash
       and cash equivalents...........................     46,018     (527,760)
                                                        -----------------------

Cash, beginning of period.............................    311,872      848,989
                                                        ----------------------

Cash, end of period...................................  $ 357,890    $ 321,229
                                                        ======================


   The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

           The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-K filed on March 27, 1996 for fiscal year 1995.

           In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

                               SIMTEK CORPORATION



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS:

           Simtek recorded net product sales of $1,158,624 for the second quarter of 1996 and $1,969,718 for the six months ended June 30, 1996 up from the $391,863 recorded for the second quarter 1995 and the $926,283 record for the six months ended June 30, 1995. The product sales were from the Company's 4 kilobit, 16 kilobit and 64 kilobit nvSRAM product families. These increases were due to increased customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation and better product availability due to increased yields. One distributor of the Company's nvSRAM products and one direct customer accounted for more than 41% of the Company's net sales for the second quarter 1996. In addition, the Company reported approximately $2,460 in commissions earned from the sales of Zentrum Mikroelektronik Dresden GmbH ("ZMD") SRAM's and DRAM's in the second quarter 1996 and approximately $6,700 for the six months ended June 30, 1996. For the six months ended June 30, 1995, the Company also reported $600,000 in prepaid royalties from previously licensed products.

         The Company continued to see an increase in yields on its 1.2 micron process at Chartered Semiconductors Pte. Ltd. ("Chartered") in the second quarter 1996 and also began to ship its first 0.8 micron units from ZMD in late June 1996. This yield increase and the shipment of 0.8 micron product accounted for the Company having a positive gross margin of $445,917 in the second quarter of 1996 and a positive gross margin of $701,199 for the six months ended June 30, 1996 as compared to negative gross margins of $152,030 for the second quarter of 1995 and $207,220 for the six months ended June 30, 1995. Management of the Company believes that if Chartered continues to maintain the current yields on the 1.2 micron process along with the 0.8 micron product the Company is currently receiving from ZMD, the Company will continue to operate at a positive gross margin.

           Operating expenses of $443,473 in the second quarter of 1996 and $942,614 for the six months ended June 30, 1996 decreased as compared to $678,126 in the second quarter of 1995 and $1,347,700 for the six months ended June 30, 1995. These decreases were due to a decreased headcount and better cost controls.

           The Company recorded a net profit of $12,122 in the second quarter of 1996 and a net loss of $222,584 for the six months ended June 30, 1996 as compared to net loss of $220,524 for the second quarter of 1995 and a net loss of $931,358 for the six months ended June 30, 1995. The decreases in net loss were because of increased product sales, better gross margins and decreased operating expenses.

           In the second quarter 1996, the Company received $169,060 from ZMD under the Cooperation Agreement it entered into in September 1995. ZMD has the right to convert all financing paid in 1996 into shares of the Simtek's Common Stock, at the average share price of the quarter that the monies were paid. However, ZMD's total equity will not exceed 30% without approval of Simtek's Board of Directors.

FUTURE RESULTS OF OPERATIONS

          The Company's ability to become profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product

                               SIMTEK CORPORATION



sales  by  increasing  the   availability  of  existing   products  and  by  the
introduction of new products. The Company believes that the Cooperation Agreement entered into with ZMD in September 1995 has now enabled the Company to begin selling its 64 kilobit nvSRAM products based on 0.8 micron technology and that it will continue to in the future. The Company also believes that the joint task force created with ZMD will expedite the introduction and production of its 256 kilobit nvSRAM products based on 0.8 micron technology.

           As of June 30, 1996, the Company's backlog of unshipped customer orders expected to be filled within the next twelve months has grown to approximately $2,450,000 from $1,716,000 at the end of first quarter 1996. This compares to a backlog $1,038,757 that existed at June 30, 1995. The increase in backlog from June 30, 1996 to June 30, 1995 is due to customers who have designed the nvSRAM into their applications have begun placing production orders and to a shortage of product over the last nine months. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

           Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD has the right to convert all financing into shares of Common Stock. During 1995, ZMD converted $907,000 into 5,182,857 shares of Common Stock at a price of $0.175 per share. ZMD may convert all monies paid in 1996 to Simtek in shares of Common Stock at the average share price of the quarter they were paid. In the six months ended June 30, 1996, ZMD has paid Simtek $378,551 of which ZMD has not notified the Company of its intent to convert. However, ZMD cannot exceed 30% ownership without approval of Simtek's Board of Directors.

           Management of the Company anticipates that the proceeds from the ZMD Cooperation Agreement entered into in September 1995 and revenue generated from sales of products will last through the end of the third quarter of 1996. The Company may require additional capital in the fourth quarter 1996 to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM products and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2. Changes in Securities - All Class A Warrants (2,694,774) expired on March 6, 1996 with none having been exercised.

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

             Exhibit A - Computation of per share earnings.
             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

             On May 1, 1996, the Company filed a Form 8-K, reporting under Item 5, that disclosed a press release dated May 1, 1996.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SIMTEK CORPORATION
                                            (Registrant)



Dated:  July 31, 1996                       By  /s/  RICHARD L. PETRITZ
                                            ------------------------------------
                                            RICHARD L. PETRITZ
                                            Chief Executive Officer and
                                              Chief Financial Officer (acting)

                               SIMTEK CORPORATION

                                    Exhibit A

                        Computation of Per Share Earnings
                        ---------------------------------



                         SHARES                                     WEIGHTED AVG
                                BALANCE    DAYS FROM      SHARE       SHARES OF
DATE ISSUED       INCREASE    OUTSTANDING    1/1/96        DAYS     COMMON STOCK
- --------------------------------------------------------------------------------

Jan 1, 1996          -        26,978,311      182    4,910,052,602
                  --------------------------------------------------------------

Balance 6/30/96               26,978,311      182    4,910,052,602    26,978,311
                              ==================================================