Form 10QSB
period 1996-09-30
SIMTEK CORP
filed 1996-11-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

         / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

                               SIMTEK CORPORATION
--------------------------------------------------------------------------------
         (Exact name small business issuer as specified in its charter)

                     Colorado                                   84-1057605
--------------------------------------------------------------------------------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         1465 Kelly Johnson Blvd. Suite 301; Colorado Springs, Colorado  80920
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (719) 531-9444
--------------------------------------------------------------------------------
                           (issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No___


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                           Outstanding at November 11, 1996
--------------------------------------------------------------------------------
(Common Stock, $.01 par value)                             26,988,311

                               SIMTEK CORPORATION


                                      INDEX

                      For Quarter Ended September 30, 1996

PART 1. FINANCIAL INFORMATION

         ITEM 1                                                            Page
                                                                           ----
               Balance Sheets as of September 30, 1996 and
               December 31, 1995                                             3

               Statements of Operations for the three months and
               nine months ended September 30, 1996 and 1995                 4

               Statements of Cash Flows for the nine months ended
               September 30, 1996 and 1995                                   5

               Notes to Financial Statements                                 6

         ITEM 2

               Management's Discussion and Analysis of Results of
               Operations and Financial Condition                          7-8

PART II. OTHER INFORMATION

         ITEM 1       Legal Proceedings                                      9

         ITEM 2       Changes in Securities                                  9

         ITEM 3       Defaults upon Senior Securities                        9

         ITEM 4       Matters Submitted to a Vote of Securities Holders      9

         ITEM 5       Other Information                                      9

         ITEM 6       Exhibits and Reports on Form 8-K                       9

SIGNATURES                                                                  10


                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS
              ASSETS
              ------                                                      September 30, 1996         December 31, 1995
                                                                          ------------------         -----------------
Current Assets:
   Cash................................................................   $          480,569           $       311,872
   Accounts receivable - trade, net....................................              669,319                   210,047
   Accounts receivable - other.........................................               32,878                    11,072
   Inventory, net .....................................................              399,959                   228,251
   Prepaid expenses and other..........................................               24,030                    19,289
                                                                          --------------------------------------------

       Total Current Assets............................................            1,606,755                   780,531
Equipment and furniture, net...........................................              240,649                   344,676
                                                                          --------------------------------------------

       Total Assets....................................................   $        1,847,404           $     1,125,207
                                                                          ============================================

       LIABILITIES AND SHAREHOLDERS'
                  EQUITY
       -----------------------------

Current Liabilities:
   Accounts payable....................................................   $          620,930           $       277,277
   Accrued expenses....................................................              278,005                   153,593
   Accrued wages.......................................................              206,475                   161,475
   Accrued vacation payable............................................               80,213                    78,956
   Exchangeable notes..................................................              378,551                         -
                                                                          --------------------------------------------
       Total Liabilities...............................................            1,564,174                   671,301

Commitments and contingencies
Shareholders' Equity:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding at
       September 30, 1996 and December 31, 1995........................                    -                         -
   Common stock, $.01 par value, 40,000,000 shares authorized,
       26,988,311  and 26,978,311 shares issued and outstanding
       September 30, 1996 and December 31, 1995........................              269,883                   269,783
   Additional paid-in capital..........................................           29,497,514                29,496,144
   Accumulated deficit.................................................          (29,484,167)              (29,312,021)
                                                                          ---------------------------------------------
   Shareholder's equity................................................              283,230                   453,906
                                                                          --------------------------------------------

       Total Liabilities and Shareholders' Equity......................   $        1,847,404           $     1,125,207
                                                                          ============================================


                    The accompanying notes are an integral part of these financial statements.


                                                SIMTEK CORPORATION

                                               STATEMENTS OF OPERATIONS

                                                   Three Months Ended September 30,          Nine Months Ended September 30,
                                                   --------------------------------          -------------------------------
                                                       1996                1995                 1996                 1995
                                                       ----                ----                 ----                 ----

Commission income............................   $         1,810       $            -     $          8,556    $               -
Product sales, net...........................         1,550,000              375,150            3,519,718            1,301,433
                                                ------------------------------------------------------------------------------


     Total Income............................         1,551,810              375,150            3,528,274            1,301,433
 Cost of product sales.......................           935,889              483,330            2,204,409            1,616,832
                                                ------------------------------------------------------------------------------

     Gross Margin............................           614,111             (108,180)           1,315,309             (315,399)

Operating Expenses:
     Design, research and development........           251,364              324,560              726,238            1,067,052
     Administrative..........................           160,491              128,434              364,026              450,404
     Marketing...............................           156,519              133,429              420,723              416,667
                                                ------------------------------------------------------------------------------


        Total operating expenses.............           568,374              586,423            1,510,987            1,934,123
                                                ------------------------------------------------------------------------------

        Profit (loss) from operations........            47,547             (694,603)            (187,122)          (2,249,522)
                                                -------------------------------------------------------------------------------

Other income (expense):
     Royalty income..........................                 -                    -                    -              600,000
     Interest income.........................             5,232                4,038               11,756               21,491
     Other income (expense), net.............            (2,341)                (168)               3,220                5,941
                                                ------------------------------------------------------------------------------

        Total other income (expense).........             2,891                3,870               14,976              627,432
                                                ------------------------------------------------------------------------------

Net profit (loss)............................   $        50,438       $     (690,733)    $       (172,146)   $      (1,622,090)
                                                ===============================================================================

Net loss per common share....................   $             *       $        (0.03)    $           (.01)   $           (0.08)
                                                ===============================================================================

Weighted average number of shares
     outstanding.............................        26,980,464           21,396,468           26,980,464           21,396,468
                                                ==============================================================================


*  Less than one cent per share.


                    The accompanying notes are an integral part of these financial statements.


                                                SIMTEK CORPORATION

                                              STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended September 30,
                                                                              -------------------------------
                                                                                 1996                   1995
                                                                                 ----                   ----
Cash flows from operating activities:
   Net loss...........................................................     $      (172,146)       $     (1,622,090)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
      Depreciation and amortization...................................             107,598                 155,282
      Loss on disposal of assets......................................                 330                       -
      Decrease (increase) in accounts receivable......................            (481,078)                140,550
      Decrease  (increase) in inventory...............................            (171,708)                208,040
      Decrease (increase) in prepaid expenses and other ..............              (4,741)                 30,226
      Increase (decrease) in accounts payable, net of amount
       converted to equity............................................             343,653                 207,839
      Prepaid royalty receipts........................................                   -                (300,000)
      Increase in accrued expenses, accrued vacation and
       accrued wages..................................................             170,669                  83,830
                                                                           ---------------------------------------
        Net cash used in operating activities.........................            (207,423)             (1,096,323)
                                                                           ----------------------------------------

Cash flows from investing activities:
   Purchase of equipment and furniture................................              (3,901)                 (9,755)
                                                                           ----------------------------------------
      Net cash used in investing activities...........................              (3,901)                 (9,755)
                                                                           ----------------------------------------

Cash from financing activities:
   Proceeds from research and development arrangement.................                   -                  65,491
   Proceeds from exercising of stock options..........................               1,470                       -
   Proceeds from exchangeable notes...................................             378,551                 275,000
                                                                           ---------------------------------------

      Net cash provided by financing activities.......................             380,021                 340,491
                                                                           ---------------------------------------

      Net increase (decrease) in cash and cash equivalents............             168,697                (765,587)
                                                                           ----------------------------------------

Cash, beginning of period.............................................             311,872                 848,989
                                                                           ---------------------------------------

Cash, end of period...................................................     $       480,569        $         83,402
                                                                           =======================================
Supplemental cash flow information:
   Research and development arrangement to stock......................                   -        $        750,000


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

                               SIMTEK CORPORATION



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------------------

RESULTS OF OPERATIONS:

           Simtek recorded net product sales of $1,550,000 for the third quarter of 1996 and $3,519,718 for the nine months ended September 30, 1996 up from the $375,150 recorded for the third quarter 1995 and the $1,301,433 for the nine months ended September 30, 1995. The product sales were from the Company's 4 kilobit, 16 kilobit and 64 kilobit nvSRAM product families. These increases were due to increased customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation and better product availability. Two distributors of the Company's nvSRAM products and one direct customer accounted for more than 62% of the Company's net sales for the third quarter 1996. In addition, the Company reported approximately $1,810 in commissions earned from the sales of Zentrum Mikroelektronik Dresden GmbH ("ZMD") SRAM's and DRAM's in the third quarter 1996 and approximately $8,556 for the nine months ended September 30, 1996. For the nine months ended September 30, 1995, the Company also reported $600,000 in prepaid royalties from previously licensed products.

         In the third quarter 1996, the Company  continued to see an increase in
0.8 micron product availability from ZMD. The sales of 0.8 micron product accounted for approximately 50% of the Company's revenue in the third quarter 1996. This increase in product availability along with shipments of the Company's 1.2 micron product accounted for the Company having a positive gross margin of $614,111 in the third quarter 1996 and a positive gross margin of $1,315,309 for the nine months ended September 30, 1996 as compared to negative gross margins of $108,180 for the third quarter of 1995 and $315,399 for the nine months ended September 30, 1995. Management of the Company believes that if product availability continues from ZMD and the current yields on the 1.2 micron process continues, the Company will continue to operate at a positive gross margin.

           Operating expenses of $568,374 in the third quarter of 1996 and $1,510,987 for the nine months ended September 30, 1996 decreased as compared to $586,423 in the third quarter of 1995 and $1,934,123 for the nine months ended September 30, 1995. These decreases were due to a decreased headcount and better cost controls.

           The Company recorded a net profit of $50,438 in the third quarter of 1996 and a net loss of $172,146 for the nine months ended September 30, 1996 as compared to net loss of $690,733 for the third quarter of 1995 and a net loss of $1,622,090 for the nine months ended September 30, 1995. The decreases in net loss were because of increased product sales, better gross margins and decreased operating expenses.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to continue to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products. The Company believes that the Cooperation Agreement entered into with ZMD in September 1995 has now enabled the Company to begin selling its 64 kilobit nvSRAM products based on 0.8 micron technology and that it will continue to in the future. The Company also believes that the joint task force created with ZMD will expedite the introduction and production of its 256 kilobit nvSRAM products based on 0.8 micron technology.

                               SIMTEK CORPORATION


           As of September 30, 1996, the Company's backlog of unshipped customer orders expected to be filled within the next twelve months has decreased to approximately $2,145,000 from the approximate $2,450,000 at the end of second quarter 1996. This decrease in backlog was due primarily to the Company being able to ship product against delinquent orders. The backlog or $2,145,000 at September 30, 1996 compares to an approximate backlog of $1,558,000 that existed at September 30, 1995. The increase in backlog from September 30, 1996 to September 30, 1995 is due to customers who have designed the nvSRAM into their applications have begun placing production orders and to the continued shortage of product over the last twelve months. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES


           In the third quarter 1996, the Company received no monies from ZMD under the Cooperation Agreement it entered into in September 1995. ZMD has the right to convert all financing into shares of Common Stock. During 1995, ZMD converted $907,000 into 5,182,857 shares of Common Stock at a price of $0.175 per share. ZMD may convert all monies paid in 1996 to Simtek in shares of Common Stock at the average share price of the quarter they were paid. In the nine months ended September 30, 1996, ZMD has paid Simtek $378,551 of which ZMD has notified the Company of its intent to convert. However, ZMD cannot exceed 30% ownership without approval of Simtek's Board of Directors.

           Management of the Company anticipates that the revenue generated from sales of products will last through the end of 1996. The Company may require additional capital in the first quarter 1997 to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM products and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults upon Senior Securities - None

Item 4.    Matters Submitted to a Vote of Securities Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               Exhibit 99.1 - Computation of per share earnings

           (b) Reports on Form 8-K

           On July 19, 1996, the Company filed a Form 8-K, reporting under Item 5, that disclosed a press release dated July 15, 1996 and the 1996 Interim Report.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     SIMTEK CORPORATION
                                     (Registrant)



November 11, 1996                    By  /s/Richard L. Petritz
                                        --------------------------------------
                                        RICHARD L. PETRITZ
                                        Chief Executive Officer and
                                          Chief Financial Officer (acting)