Form 10KSB40
period 1996-12-31
SIMTEK CORP
filed 1997-03-24
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

[  ]     Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission file number 0-19027


                               SIMTEK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                      84-1057605
----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 of incorporation or
 organization)



    1465 Kelly Johnson Boulevard, Suite 301, Colorado Springs, Colorado 80920
    -------------------------------------------------------------------------
               (Address of principal executive offices)            (Zip Code)

                                 (719) 531-9444
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock $.01 Par Value OTC Bulletin Board
                 ----------------------------------------------
                                (Title of Class)


                     Class B Redeemable Warrants Not Listed
                     --------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year were $5,196,653.

The aggregate market value of the 18,669,141 shares of voting stock held by non-affiliates of the registrant was approximately $4,293,900, based upon the closing sale price of the Common Stock on March 13, 1997 of $ 0.23 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 19, 1997 was 28,506,685.

Transitional Small Business Disclosure Format:  Yes _____    No __X__

                                TABLE OF CONTENTS


PART I

Item 1:   Business.......................................................3

Item 2:   Properties....................................................15

Item 3:   Legal Proceedings.............................................15

Item 4:   Matters Submitted to a Vote of Security Holders...............15


PART II

Item 5:   Market for Registrant's Common Stock and
             Related Security Holder Matters............................16

Item 6:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................18

Item 7:   Financial Statements and Supplementary Data...................23

Item 8:   Changes in and Disagreements with Accountants on
             Accounting Financial Disclosure............................39


PART III

Item 9:   Directors and Executive Officers of the Registrant............40

Item 10:  Executive Compensation........................................43

Item 11:  Security Ownership of Certain Beneficial
            Owners and Management.......................................45

Item 12:  Certain Relationships and Related Transactions................47


PART IV

Item 13:  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K.........................................48

                                     PART I
ITEM 1:  BUSINESS
-----------------

GENERAL

     Simtek Corporation ("Simtek" or the "Company") designs, develops, produces and markets high performance nonvolatile semiconductor memories. Nonvolatility prevents loss of programs and data when electrical power is removed. The Company's nonvolatile memory products feature fast data access and programming speeds and electrical reprogramming capabilities. Simtek's products are targeted for use in commercial electronic equipment markets such as industrial control systems, office automation, medical instrumentation, telecommunication systems, cable television, and numerous military systems, including communications, radar, sonar and smart weapons.

     Since establishing in September 1991 that the Company's products meet or exceed certain quality and reliability standards, the Company has received and filled more than 3,100 customer evaluation requests for its products. The Company has accepted purchase orders from many Fortune 500 companies, worldwide. As of December 31, 1996, the Company's backlog for released purchase orders was approximately $1,430,000, all of which is expected to be shipped by June 30, 1997. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue. Since inception through December 31, 1996, the Company has generated net revenue of approximately $12,497,000 from the sale of products. Of this amount, $5,196,653 was generated during the year ended December 31, 1996.

     The Company has completed the development and is in production of its first three families of products, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile static random access memories ("nvSRAMs"). The Company's 64 kilobit nvSRAMs meet or exceed the requirements for sales into commercial, industrial and military markets. The Company's 16 kilobit and 4 kilobit nvSRAMs have been qualified for sales into commercial and industrial markets. Simtek believes its 64 kilobit nvSRAMs offer lower cost per bit, greater memory capacity and faster data access speeds than other existing single-chip nonvolatile SRAMs. Simtek's 16 kilobit and 4 kilobit nvSRAMs provide even lower cost solutions for customers who do not require 64 kilobits of memory. The Company's nvSRAMs are physically smaller and require less maintenance than SRAM devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than SRAM devices that achieve nonvolatility by being combined with additional chips.

     The Company along with Zentrum Mikroelektronik Dresden GmbH ("ZMD") completed development and product qualification of its 64 kilobit product based
0.8 micron product technology in the second quarter of 1996. Sales of the 64 kilobit product based on 0.8 micron product technology accounted for approximately 32% of the Company's sales for 1996.

     The Company along with ZMD installed its 256 kilobit nvSRAM family based upon a 0.8 micron design and process into the ZMD fab in 1996. The Company anticipates having the 256 kilobit nvSRAM family qualified in the second quarter of 1997.

     The Company reduces capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") began providing silicon wafers for the Company's nvSRAM products in September 1993 and continues to provide wafers based on the Company's 1.2 micron product technology. ZMD of Dresden, Germany began supplying the Company with 64 kilobit finished units based on 0.8 micron product technology in the second quarter of 1996.

     For sales and marketing of its products, the Company utilizes three sales offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Savannah, Georgia. The Company has engaged 18 independent representative organizations with 44 sales offices and 28 distributor organizations with 60 sales offices. Both organizations have multiple sales offices and sales people covering a specific territory. Simtek has access to a worldwide market through these organizations and their sales offices.

     In June 1994, the Company granted ZMD a license to manufacture and sell its 64 kilobit and 256 kilobit nvSRAM products using the sub-micron technology, for which ZMD agreed to pay the Company a royalty (not to exceed $600,000 in the aggregate) based on sales of such products. ZMD agreed to prepay these royalties at the rate of $50,000 per month commencing July 1994. By June 1995, The Company had received all $600,000 of the prepaid royalties. The royalty payments were intended to allow Simtek to continue development of the market for nvSRAM products. In May 1995, the Company formally notified ZMD that it did not wish to continue on the same terms and conditions set forth in the agreement it entered into with ZMD in June 1994 and further amended in August 1994. All obligations of the Company to ZMD associated with prepaid royalties were fulfilled in 1995 and as a result, the Company recorded $600,000 in royalty income in 1995.

     In July 1995, management of the Company signed a new Letter of Intent with ZMD that proposed to combine both companies' resources and create a joint task force for the rapid development of 0.8 micron technology products for manufacture in ZMD's wafer fab. In September 1995, the Company entered into a one-year Cooperation Agreement with ZMD (the "Cooperation Agreement") that defined the joint program outlined in the Letter of Intent. The agreement formally expired August 31, 1996 and has not been renewed; however, both companies are continuing work on the qualification of the 256 kilobit using the
0.8 micron process in ZMD's wafer fab. ZMD will also continue to supply the Company with 64 kilobit finished units. The agreement also covered the sale of ZMD's DRAM's and SRAM's by Simtek of which the Company recognized approximately $9,000 in other income in 1996 from the sale of these products. ZMD agreed to fund Simtek's costs associated with the development of the 0.8 micron process and certain costs associated with keeping the Company's 1.2 micron products in the marketplace. Under the agreement, ZMD has the right to convert the payments made to Simtek into shares of Common Stock. In 1995, ZMD made a total payment of $907,000 which ZMD converted into 5,182,857 shares of Common Stock at a price of $0.175 per share. In 1996, ZMD made total payments of $378,551 of which $248,398 was converted to 1,353,374 shares of Common Stock at a price of $.15479 and 165,000 at a price of $.2358 per share effective December 2, 1996. The balance of $130,153 remains as a payable to ZMD on the balance sheet at December 31, 1996. ZMD currently owns approximately 30% of the Company's stock and may not exceed 30% without approval of Simtek's board of directors.

     In March 1996, the management of ZMD and the Company's board of directors negotiated a volume pricing agreement with ZMD for the purchase of finished units. The pricing agreed to by both companies is substantially lower than the cost of producing finished units of its 1.2 micron product. At that time, the

Company presented ZMD with a purchase order, which was accepted by ZMD, to support the majority of its commercial business. The Company continues to order
1.2 micron product from Chartered to support its industrial and military customers.

     During the first nine months of 1996, the Company continued to have a lack of product even though yields on the 1.2 micron product stayed within an acceptable range. The lack of product was primarily due to ZMD not achieving the production levels required by the Company. In the fourth quarter 1996, ZMD began shipping the Company more product which has begun to reduce the delinquencies the Company saw through the majority of 1996. If ZMD continues to ship at the current levels, the Company anticipates that the majority of the delinquencies will be eliminated by the end of first quarter 1997.

INDUSTRY AND PRODUCT BACKGROUND

     The semiconductor memory market is very large and highly differentiated. The market covers a wide range of product density, speed, features and price. The ideal memory would have (1) high bit density per chip to minimize the number of chips required in a system; (2) fast data read and write speeds to allow a system's microprocessor to access data without having to wait; (3) the ability to read and modify data an unlimited number of times; (4) the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility); (5) availability in a variety of package types for modern assembly techniques; and
(6) the ability to be tested completely by the manufacturer to ensure the highest quality and reliability. Although customers would like to have memory components with all of these attributes it is not technically feasible.
Therefore, the memory market is segmented with different products combining different mixes of these attributes.

     Semiconductor memories can be divided into two main categories, volatile and nonvolatile. Volatile memories offer high densities and fast data access and programming speeds, but lose data when electrical power is interrupted.
Nonvolatile memories retain data in the absence of electrical power, but typically have been subject to speed and testing limitations and wear out if they are modified too many times. There are a number of common volatile and nonvolatile product types, as set forth below. The list of products under "Combinations" is limited to single packages and does not include combinations of the listed memories in separate packages, such as SRAMs in combination with EPROMs and EEPROMs.

        Volatile        Nonvolatile         Combinations
        --------        -----------         ------------

        SRAM            EEPROM              nvSRAM
        DRAM            Flash Memory        NVRAM
                        EPROM               SRAM plus lithium battery ("Batram")
                        PROM
                        ROM



     VOLATILE MEMORIES. Reprogrammable semiconductor memories store varying amounts of electronic charge within individual memory cells to perform the memory function. In a Dynamic Random Access Memory (DRAM), the charge must be electrically refreshed many times per second or data are lost even when power is continuously applied. In a Static Random Access Memory (SRAM), the charge need not be refreshed, but data can be retained only if power is not interrupted.

     NONVOLATILE MEMORIES. A Read Only Memory (ROM) is programmed (written) once in the later stages of the manufacturing process and cannot be reprogrammed by the user. Programmable Read Only Memory (PROM) can be programmed once by the user, while Erasable PROM (EPROM) may be reprogrammed by the user a limited number of times if the EPROM is removed from the circuit board in the equipment. Both Flash memory and Electrically Erasable PROM (EEPROM) may be reprogrammed electrically by the user without removing the memory from the equipment. However, the reprogramming time on both EEPROM and Flash memory is excessively long compared to the read time such that in most systems the microprocessor must stop for a relatively long time to rewrite the memory.

     COMBINATIONS. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using SRAMs in combination with EPROM and EEPROM chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with SRAM memories. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the SRAM to the EEPROM, an excessive time at power loss. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines an SRAM with lithium batteries in a single package.

     Nonvolatile   random  access  memories   (NVRAMs)   combine   volatile  and
nonvolatile memory cells on a single chip and do not require a battery. The Company's nvSRAM represents a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. Simtek combines an SRAM memory cell with an EEPROM memory cell to create a small nvSRAM memory cell. The Company's unique and patented memory cell design enables the nvSRAM to be produced at densities higher than existing NVRAMs and at a lower cost per bit. In addition to high density and nonvolatility, the nvSRAM has fast data access and program speeds and the SRAM portion of the memory can be modified an unlimited number of times without wearing out.

TECHNOLOGY

     The Company uses an advanced implementation of silicon-nitride-oxide-semiconductor (SNOS) technology. SNOS technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. SNOS technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in EEPROMs using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate EEPROMs have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for the Company's products to protect against tunnel oxide rupture. In addition, the Company's product designs incorporate a special test feature which can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride.

     The SNOS technology coupled with the Company's nvSRAM memory cell allows high performance nonvolatile SRAMs to be manufactured using complementary metal oxide semiconductor (CMOS) technology. The SNOS technology used by the Company has proven to be highly reliable, as demonstrated by the Company's product qualification results.

PRODUCTS

     NVSRAMS (NONVOLATILE STATIC RANDOM ACCESS MEMORIES). The Company's 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nvSRAM product families consist of nonvolatile memories that combine fast SRAM and nonvolatile EEPROM characteristics within each memory cell on a single chip of silicon. The SRAM portion of the nvSRAM is operated in the same manner as most existing SRAM products. The SRAM can be written to and read from an unlimited number of times. The EEPROM can be programmed, depending upon device type, by user control or automatically by transferring the SRAM contents into the EEPROM. The EEPROM data can be transferred back into the SRAM by user control or automatically.

     Simtek's nvSRAMs have fast data access speeds of 25, 30, 35 and 45 nanoseconds. These data access speeds correspond to those of fast SRAMs and meet the requirements of much of the fast SRAM market. The high speed characteristics of Simtek's nvSRAMs allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. The Simtek nvSRAM can be used to replace SRAMs with lithium batteries and multiple chip solutions such as SRAM plus EEPROM or Flash Memory.

     The Company announced its initial 64 kilobit nvSRAM product family in mid-1989. The Company finalized commercial and industrial qualification of two versions of its initial nvSRAM product offering in September 1991 and April 1992, respectively. The Company completed military qualification of its initial nvSRAM in May 1992. The Company announced its initial 16 kilobit nvSRAM product family in December 1992 for sales into the commercial market. The nvSRAM product family also includes the 4 kilobit version. The Company completed the development and product qualification of the 64 kilobit AutoStoreTM nvSRAM in the fourth quarter of 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the SRAM cells into the EEPROM cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss.

     In addition to its qualified product sales, the Company has shipped nvSRAM samples to more than 3100 prospective customers for evaluation and currently has a worldwide customer base of over 300 companies in products ranging from utility meters to military aircraft.

     NEW INTRODUCTIONS: The Company resumed sampling the 256 kilobit nvSRAM products during the fourth quarter of 1996. These products are 16 times denser than the nearest competitor with a monolithic solution. The 256 kilobit products will expand the market for Simtek products. Simtek has received over 300 sample requests for and supplied approximately 100 potential customers with samples of the 256 kilobit products.

     PACKAGE TYPES: The Company currently supplies its nvSRAMs in plastic and ceramic dual-in-line packages, ceramic leadless chip carriers and plastic small outline integrated circuit surface mount packages. Simtek plans to offer the new 256 kilobit products in 300 and 600 mil PDIPs and SOICs. Supplying the products in a number of different package types increases the available market for Simtek products at a relatively low development cost.

     PRODUCT WARRANTIES. Simtek presently provides a one-year limited warranty on its products.

     Simtek currently offers the high performance nvSRAMs listed below:

                                nvSRAMs Supplied

Product    Description                Speed             Package    Flow
--------------------------------------------------------------------------------

STK20C04   4K (512x8) HW Store        30,35,45 ns        600-P   Comm./Ind.
STK22C48   16K (2Kx8) AutoStoreTM     30,35,45 ns        600-P   Comm./Ind.
STK25C48   16K (2Kx8) AutoStoreTM     30,35,45 ns        600-P   Comm./Ind.
STK10C48   16K (2Kx8) HW Store        30,35,45ns         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         600-P   Comm./Ind.
STK11C48   16K (2Kx8) SW Store        30,35,45ns         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         600-P   Comm./Ind.
STK10C68   64K (8Kx8) HW Store        25,30,35,45 ns     CDIP    Comm./Ind./Mil.
                                                         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         LCC     Comm./Ind./Mil.
STK11C68   64K (8Kx8) SW Store        25,30,35,45 ns     CDIP    Comm./Ind./Mil.
                                                         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         LCC     Comm./Ind./Mil.
STK12C68   64K (8Kx8) AutoStoreTM     25,30,35,45 ns     CDIP    Comm./Ind./Mil.
                                                         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         LCC     Comm./Ind./Mil.
STK15C68   64K (8Kx8) AutoStoreTM     25,35,45 ns        600-P   Comm./Ind.
                                                         PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
STK11C88*  256K (32Kx8) SW Store      25,35,45           PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         600-P   Comm./Ind.
STK14C88*  256K (32Kx8) AutoStoreTM   25,35,45           PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         CDIP    Comm./Ind./Mil
                                                         LCC     Comm./Ind./Mil
STK15C88*  256K (32Kx8) AutoStoreTM   25,35,45           PDIP    Comm./Ind.
                                                         SOIC    Comm./Ind.
                                                         600-P   Comm./Ind.
*    Denotes product is in qualification.



RESEARCH AND DEVELOPMENT

     Much of the Company's research and development activities are centered around developing new products and reducing the cost of its nvSRAM products. Cost reduction is being done principally in two ways. First, the Company is continuing its efforts to improve yield of good die per wafer and to streamline its 1.2 micron production process while at the same time improving overall product quality. Second, the Company has introduced its 0.8 micron technology. This technology shrinks the size of the 64 kilobit nvSRAM chip and has enabled the Company to develop a cost effective 256 kilobit nvSRAM. The Company has a test floor used for evaluation of its technologies, product designs and product quality. The test floor is also used for production testing of incoming wafers.

     The Company's research and development expenditures for the years ended December 31, 1996 and 1995 were $994,444 and $1,335,123, respectively. The Company intends to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of its existing products.

MANUFACTURING AND QUALITY CONTROL

     The Company's manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of the Company's product designs and technologies.

     On September 29, 1992, the Company and Chartered entered into a manufacturing agreement (the "Chartered Manufacturing Agreement") to provide the Company with silicon wafers for the Company's products through at least September 29, 1997. Under the Chartered Manufacturing Agreement, Chartered has installed a manufacturing process for versions of the Company's current and future products. Manufacture of the Company's products began in the third quarter of 1993. The Company reimbursed Chartered $177,502 in April 1993 to cover Chartered's cost of installing the nvSRAM production process. The Chartered Manufacturing Agreement also provides for Chartered to manufacture wafers for the Company's licensees of its technology.

     According to the Chartered Manufacturing Agreement, the Company has the right to purchase up to 2,000 six-inch silicon wafers per month from Chartered's facility in Singapore. However, through fourth quarter 1995, the entire semiconductor industry was in a state of demand exceeding supply and Chartered was no exception. This shortage has been alleviated and management believes that the current industry capacity will not have a material adverse effect on the Company during 1997. During 1996, approximately 68% of the Company's product sales were based on wafers purchased from Chartered.

     The Cooperation Agreement entered into with ZMD in September 1995, provided for Simtek to purchase finished 0.8 micron units from their foundry. In June 1996, the Company began purchasing qualified production quantities. Sales of the 64 kilobit product based on 0.8 micron product technology accounted for approximately 32% of the Company's sales in 1996.

     The Company's subcontractors provide quality control for the manufacture of the Company's products. The Company maintains its own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     The Company's quality and reliability programs were audited by several commercial and military customers during 1996 as part of routine supplier certification procedures. All such audits were completed satisfactorily.

     The Company believes the gross margins on military sales of its products meet or exceed average gross margins on military sales for the semiconductor industry. At the present time, the Company believes the gross margins on commercial sales of its products meet industry standards.

MARKETS

     Simtek products are targeted at fast nonvolatile SRAM markets, SRAM plus EEPROM markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     The Company's product families are standard products designed for many applications in contrast to products designed for specific application ("ASIC's", or Application Specific Integrated Circuits). Therefore, management believes that its products will address very broad markets. The Company has received orders and inquiries regarding its nvSRAMs from over 10,000 potential customers as a result of exposure of the Company's products at trade shows, articles appearing in industry trade journals, direct advertising and the Company's sales network. The Company has sold product, received requests and sent samples of its nvSRAM products to approximately 3100 potential customers for applications such as:

     Airborne and Space Computers                Lighting
     Automotive Control & Monitoring             Medical Instruments
     Portable Telephone Modems                   Control Systems
     Portable Computers                          Currency Changers
     Postal Meters                               Data Monitoring Equipment
     Printers                                    Disk Drives
     Process Control Equipment                   Facsimile Machines
     Radar and Sonar Systems                     Gaming
     Telecommunications Systems                  GPS Navigational Systems
     Terminals                                   Guidance and Targeting Systems
     Test Equipment                              High Performance Workstations
     Utility Meters                              Laser Printers
     Vending Machines                            Mainframe Computers
     Weapon Control Systems                      CD Writers
     Security Systems                            Copiers
     Broadcast Equipment                         Cable TV Set Top Converter Box
     Studio Recording Equipment

SALES AND DISTRIBUTION

     The Company's strategy is to generate sales through the use of independent sales representative agencies and distributors. Management believes this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     Simtek currently has three sales and marketing offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Savannah, Georgia. The Company has engaged 18 independent representative organizations with 44 sales offices and 28 distributor organizations with 60 sales offices. Both organizations have multiple sales offices and sales people covering a specific territory. Through these organizations and their sales offices Simtek is capable of serving a worldwide market.

     Independent sales representatives typically sell a limited number of noncompeting products to semiconductor users in particular geographic assigned territories. Distributors inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from the Company and the distributor earning a markup on the sale of the products. The Company supplies sales materials to the sales representatives and distributors.

     For its marketing activities, the Company evaluates external marketing surveys and forecasts and performs internal studies based, in part, on inputs from its independent sales representative agencies. The Company prepares brochures, data sheets and application notes on its products.

CUSTOMER AND BACKLOG:

     The Company has shipped qualified nvSRAM products to customers directly and through distributors since the September 30, 1991 commercial product qualification; the majority of the customers are Fortune 500 companies. Approximately 27% of the Company's net product sales during 1996 were to customers in Europe and approximately 26% were to customers in the Pacific Rim. The remaining product sales were to customers in North America.

     As of December 31, 1996 the Company had a backlog of unshipped customer orders of approximately $1,430,000, which is expected to be filled by June 30, 1997. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     During 1996, the Company continued to receive initial production orders and a limited number of scheduled production orders. Management believes the Company will continue to receive volume production orders during 1997 and beyond.

LICENSES

     PRODUCT AND TECHNOLOGY LICENSE SALES. The Company has sold product and technology licenses to Nippon Steel, Plessey and ZMD.

     ZMD. In June of 1994, the Company signed a joint development agreement with ZMD to install the 1.2 micron products for manufacture at ZMD and to jointly develop the 0.8 micron technology at Chartered. The Agreement was modified in August of 1994 by a Letter of Intent between the two Companies to bypass the installation of 1.2 micron technology at ZMD and instead modify the 0.8 micron technology in order for it to run in the ZMD factory. For this cooperative development, ZMD has paid Simtek $750,000 for Simtek's development expenses. ZMD received a license to manufacture and sell the 64 kilobit and 256 kilobit nvSRAM products built in the sub-micron technology. ZMD fulfilled their obligation, under the Letter of Intent, to pay the Company $600,000 in prepaid royalties on their future product sales. These payments were intended to allow Simtek to continue development of the market for nvSRAM products. As of December 31, 1995, ZMD paid $750,000 for technology development which converted to equity on February 28, 1995 and $600,000 in prepaid royalties which converted to royalty income during 1995.

     In September 1995, the Company entered into a one-year Cooperation Agreement with ZMD, one of the items in the agreement was that the two companies would jointly develop and install the 64 kilobit and 256 kilobit nvSRAM based on
0.8 micron technologies into ZMD's wafer fabrication facility. It was also understood that the two companies would cooperate in the development of additional derivative nvSRAM products based upon the same technology. ZMD and Simtek will have joint ownership of all products and processes developed by the companies using the 0.8 micron process flow. In March 1996, the two companies agreed on a fixed pricing structure based on unit demand. In June 1996, ZMD began shipping the Company qualified production units of the 64 kilobit nvSRAM based on 0.8 micron technology. Sales of this product accounted for approximately 32% of the Company's revenue for 1996.

     CHARTERED. In September of 1992, the Company entered into a manufacturing agreement with Chartered. This agreement grants Chartered the right to manufacture silicon wafers containing the Simtek products solely for sale to the Company. Chartered also has the right to manufacture silicon wafers in connection with future technology licenses that the Company may enter into with third parties. During 1996, approximately 68% of the Company's sales were from finished units produced from the wafers purchased from Chartered.

     FUTURE LICENSE SALES. The Company intends to sell product and technology licenses on a selective basis. Management will continue to seek licensing partners who can contribute to the development of the nvSRAM market and provide a meaningful level of revenue to Simtek while not posing an undue threat in the marketplace.

COMPETITION

     The Company's products compete on the basis of several factors, including data access and programming speeds, density, data retention, reliability, testability, space savings, manufacturability, ease of use and price.

     Products that compete with the Company's family of nvSRAMs fall into three categories. The first category of products that compete with Simtek's nvSRAMs are volatile and nonvolatile chips used in combination, such as fast SRAMs used with EPROMs, EEPROMs, or Flash memory. Management believes that Simtek has advantages in these applications because the nvSRAM allows data to be stored in milliseconds as compared to seconds for chips used in pairs. The Company's single chip solution provides a space savings and easier manufacturing. The Company's single chip solution also provides increased reliability versus multiple chips. Simtek will be able to compete with many solutions requiring density up to 256 kilobit; however, in those instances where the density requirement is beyond 256 kilobit the nvSRAM does not compete. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp.

     The second category of products that compete with the Company's nvSRAMs are products that combine SRAMS with lithium batteries in specially adapted packages. These products are slower in access speeds than the Company's nvSRAMs due in part to limitations caused by life of the lithium battery when coupled with a faster SRAM. The Company's nvSRAMs are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the SRAM/battery solutions by the lithium battery. The Company's nvSRAMs can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. Again, the Simtek product line up to 256 kilobit nvSRAM will allow for competing in many applications. However, lithium battery-backed SRAM products are available in densities up to 1 megabit per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., SGS-Thomson, Inc and Benchmarq Microelectronics, Inc.

     The third category consists of NVRAMs that combine SRAM memory cells and EEPROM memory cells on a monolithic chip of silicon. The Company's current product offerings are of higher density, faster access times and can be manufactured at lower costs per bit than NVRAMS. Another company that is currently supplying NVRAMs is Xicor, Inc. Their highest density single chip part is 16 kilobit.

     ZMD, through their license agreement with Simtek, has the worldwide right to sell nvSRAMs under the ZMD label developed jointly by Simtek and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD may begin selling such nvSRAMs. This may have a positive impact for Simtek by creating a second source for Simtek's nvSRAM products. However, a potentially negative impact to Simtek may be the presence of ZMD as a competitor to Simtek.

     The Company's management is aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Ramtron, Raytheon, Symetrix, National and others are developing ferroelectric products. Honeywell, Inc. is developing magnetic film products.

PATENTS AND INTELLECTUAL PROPERTY

     The Company undertakes to protect its product designs and technologies under the relevant intellectual property laws as well as by utilizing internal disclosure safeguards. Under the Company's licensing programs, the Company exercises control over the use of its protected intellectual property and has not permitted its licensees to sublicense the Company's nvSRAM products or technology.

     It is common in the semiconductor industry for companies to obtain copyright, trademark and patent protection of their intellectual property. Management believes that patents are significant in its industry, and the Company is seeking to build a patent portfolio. The Company expects to enter into patent license and cross-license agreements with other companies. The Company has been issued six patents in the United States on its nvSRAM memory cell and other circuit designs. The Company has also taken steps to obtain international patents on certain of its products. The Company has two applications pending and intends to prepare patent applications on additional circuit designs it has developed.

     As with many companies in the semiconductor industry, it may become necessary or desirable in the future for the Company to obtain licenses from others relating to its products. The Company has, in the past, received notification of possible infringement of patents from three other semiconductor manufacturers and these matters are under consideration by management and Company counsel. Although patent holders in the industry typically offer licenses for their patents and these have been offered to Simtek, there can be no assurance that licenses can be obtained on acceptable terms. Management believes that these potential claims will not have an adverse effect on the results of operations or the financial position of the Company.

     The Company has received federal registration of the term "Novcel" it uses to describe its technology. The Company has not sought federal registration of any other trademarks, including "Simtek" or its logo.

EMPLOYEES

     As of the date of this Form 10-KSB, the Company has 17 full-time employees and four temporary employees. Of these employees eight are engaged in design and engineering activities, four in sales and marketing, six in product operations and quality assurance, and three in management and administration.
 The Company also uses the resources of selected consultants from time to time. The Company considers that its relations with its employees are generally satisfactory.

ITEM 2.  PROPERTIES
-------------------

     Simtek leases approximately 9,170 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 2,350 square feet. The lease covering the Company's facilities expires on October 31, 1998. Management believes that its existing facilities will be adequate to meet its reasonably foreseeable needs or that alternative facilities will be available to it on acceptable terms to meet its requirements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no legal proceedings pending against the Company.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     Due to no annual meeting of shareholders in 1996, there were no matters submitted to a vote in 1996.

                                     PART II

Item 5:  Market for Registrant's Common Stock and Related Security Holder
         Matters
-------------------------------------------------------------------------

     The Common Stock is listed on the OTC Electronic Bulletin Board under symbol SRAM. The Common Stock was listed on the NASDAQ Small-Cap Market until July 18, 1995 and then transferred to the OTC Electronic Bulletin Board because the Company no longer met the requirements for inclusion on the NASDAQ Small-Cap Market. In order for the Company to have its Common Stock relisted on the National Market System, the Company must meet all the requirements for an initial listing. The Class A and Class B Redeemable Warrants were included on the NASDAQ Small-Cap Market until March 15, 1995 at which time they were delisted because the Company no longer met the requirement of maintaining two active market makers. On March 6, 1996 the Class A Redeemable Warrants expired.

     Securities not included in the NASDAQ Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell the Company's securities, which will have an adverse effect on the ability of the Company's security holders to sell their securities and the possibility of the Company's ability to raise additional capital.

     Through second quarter 1995, shown are the closing high bid and low ask prices for the Common Stock as reported by the National Association of Securities Dealers, Inc on the last day of the quarter. Beginning with the third quarter 1995, shown is the closing high bid and the closing low offer as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                         Common Stock
                                                     ----------------------
                                                     High Bid     Low Offer
                                                     --------     ---------

     1995

First Quarter.................................         .31          .34
Second Quarter................................         .38          .44
Third Quarter.................................         .28          .35
Fourth Quarter................................         .11          .13

     1996

First Quarter.................................         .18          .23
Second Quarter................................         .15          .20
Third Quarter.................................         .20          .24
Fourth Quarter................................         .16          .19

     As of December 31, 1996, there were 305 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or "street name."

     The Company has not paid any dividends on its Common Stock since inception and does not intend to pay any in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     GENERAL. Simtek has designed and developed nonvolatile semiconductor products since it commenced business operations in May 1987. The Company has concentrated on the design and development of the 16, 64 and 256 kilobit nvSRAM product families and technologies, the design of a 256 kilobit EEPROM, marketing, distribution channels, and sources of supply, including production at subcontractors.

     In September 1991, the Company began the sales of certain commercially qualified 64 kilobit nvSRAM products. After initial qualification of its first product in 1991, the Company began expanding the 64 kilobit nvSRAM product family. By the end of 1993, the Company had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. The Company began sampling its 256 kilobit nvSRAM in the fourth quarter of 1994, but was required to cease due to cashflow requirements. In 1996, the Company along with ZMD installed the 256 kilobit nvSRAM product and process in ZMD's wafer fab which has enabled the Company to renew sampling the 256 kilobit nvSRAM.

     The Company has devoted substantial efforts to raising capital through sales of product and technology licenses and debt and equity securities. Substantially all of the Company's revenue through December 31, 1991 was derived from product and technology license sales.

     The Company's customer base expanded from the end of 1995 to December 31, 1996 along with the existing customers placing volume production orders. The increase in the customer base led to an increase in net product sales. Simtek recorded net product sales of $5,196,653 for the year ended December 31,1996 up from the $2,038,749 recorded for the year ended December 31, 1995.

     REVIEW OF 1996 OPERATIONS. In 1996, the Company focused on the objectives of the 1996 business plan which was approved by the Simtek Board of Directors in March 1996. Some of the highlights of the plan were, 1) sales revenue of $6,000,000; 2) achieve positive gross margins with a cost reduction on the 64 kilobit 1.2 micron product and the introduction of the 64 kilobit 0.8 micron product; 3) work with ZMD to bring the 64 kilobit nvSRAM 0.8 micron product to qualification and then production; 4) work with ZMD to complete a new design of the 256 kilobit nvSRAM in 0.8 micron technology and to install it in the ZMD fab; 5) with overall improved cost controls, generate a profit in the third and fourth quarter of 1996; and 6) find a source of additional funding to support the production and marketing of the 256 kilobit nvSRAM product. Described below is how the Company performed against its goals:

     Total sales of product for 1996 were $5,196,653, this was 13% less than the Company had anticipated. The shortage was due to lack of 64 kilobit nvSRAM 0.8 micron product availability from ZMD which was supposed to be resolved in the third quarter but did not occur until December 1996. Management of the Company believes that the majority of the delinquencies associated with this shortage will be eliminated in the first quarter 1997.

     Yield improvement work on the 1.2 micron wafers from Chartered brought the yield up to an acceptable level which reduced the die cost of each part (die cost is the most significant portion of the finished unit cost). Cost reduction was also done in the back end test flow which in turn further reduced the cost of the finished unit. In March 1996, management of the Company reached a finished unit based pricing agreement with ZMD for the first 2,550,000 units the Company purchases from ZMD. In March 1996, the Company gave ZMD a purchase order, which was accepted by ZMD, for the first 700,000 units at the specified prices. With the yield improvement and cost reduction in the back end test flow on the 1.2 micron product and the pricing agreement with ZMD, the Company realized positive gross margins for all of 1996 and a net income of $144,516 for the year 1996.

     The Company worked with ZMD on the development and qualification of the 0.8 micron 64 kilobit nvSRAM product throughout the year. Production units were first shipped to the Company in June 1996. Work began on the installation of the 256 kilobit nvSRAM product and process into ZMD's wafer fab, but was delayed in order to do yield improvement on the 64 kilobit 0.8 micron product. The Company and ZMD began work on the 256 kilobit nvSRAM product again in late 1996.

     Controlled spending in 1996 throughout the Company helped reduce the selling, general and administrative expenses by 17% as compared to 1995. This control along with the reduction in material costs resulted in a net income, based solely on product sales, in the second quarter of 1996 and continued throughout the balance of 1996.

     Due to the improved gross margins, the generation of net income and ZMD funding a portion of the costs associated with the 256 kilobit development, the Company was not required to find an additional source of financing in 1996.

     On August 31, 1996, the Cooperation Agreement that Simtek entered into with ZMD in September 1995 terminated. However, both companies continue to work together to finalize qualification of the 256 kilobit nvSRAM using the 0.8 micron process. Under the Cooperation Agreement, ZMD agreed to finance the Company with approximately $1,800,000 payable in monthly installments through August 1996. Through June 1996, ZMD actually financed the Company with approximately $1,280,000; after June the Company began generating a net income. Of the $1,280,000 paid to Simtek $907,000 was paid in 1995 and converted into 5,182,857 shares of Common Stock while $378,551 was paid in 1996 of which only $248,398 was converted into 1,518,374 shares of Common Stock. The balance of $130,153 remains as a payable to ZMD on the balance sheet as of December 31, 1996. ZMD currently owns approximately 30% of the Company's stock, but may not exceed 30% without approval of Simtek's Board of Directors.

     YEARS ENDED DECEMBER 31, 1996 AND 1995. Simtek's net product sales for 1996 totaled $5,196,653 compared to $2,038,749 for 1995. The increase in net product sales for the year ended 1996 was due to increased customer acceptance of nvSRAM products and better product availability for all of 1996. During 1996, sales of the Company's 64 kilobit nvSRAM military products accounted for approximately 36% of the sales, while sales of the 64 kilobit nvSRAM product based on 0.8 micron technology accounted for approximately 32%. Sales of the Company's 16 kilobit and 64 kilobit nvSRAM product based on 1.2 micron technology accounted for the balance of the increase in sales as compared to 1995. Three distributors of the Company's nvSRAM products and one direct customer accounted for approximately 44% and 17%, respectively, of the Company's net product sales for the year ended 1996.

     The Company had a net income of $144,516 for the year ended December 31, 1996 compared to a net loss of $1,931,008 for the year ended December 31, 1995. The Company realized a positive gross margin of $2,123,042 in 1996 compared to a negative gross margin of $154,046 in 1995.

     Selling, general and adminstrative saw a decrease in expenses, the largest decrease was in research and development; due primarily to employees who left in late 1995 and were not replaced until late 1996. Also, the expenses of reticles and silicon wafers for the 256 kilobit at Chartered ended when the project was curtailed. The expense of reticles and silicon wafers for the 256 kilobit at ZMD through December 31, 1996, were paid for by ZMD. Administration saw a decrease which was due to the resignation of Sheldon Taylor, the Chief Executive Officer and due to the completion of commitments for consulting services related to the 1994 public offering.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to maintain profitability will depend primarily on its ability to continue reducing its manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products.

     The Company believes that with the cooperation of ZMD it will expedite the introduction and production of its 256 kilobit nvSRAM products based upon 0.8 micron technology. The two companies are currently deciding which derivative nvSRAM products to develop next.

     As of December 31, 1996, the Company had a backlog of unshipped customer orders of $1,430,000 expected to be filled by June 30, 1997. About 30% of this backlog is due to delinquencies from lack of product availability. The Company believes that the majority of these delinquencies will be filled in the first quarter of 1997. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

       The Cooperation Agreement entered into with ZMD, in September 1995, expired on August 31, 1996. Under that agreement, ZMD is no longer liable for funding Simtek. It may be necessary for the Company to raise additional capital to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report.

         In 1996, the Company purchased all of its 1.2 micron technology wafers, from a single supplier, Chartered. Approximately 68% of the Company's sales for 1996 were from finished units produced from these wafers. The Company has an agreement with Chartered to provide wafers through September 1997. In 1996, the Company also purchased finished units from ZMD based on 0.8 micron technology; sales from these products accounted for approximately 32% of the Company's sales for 1996. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results.

     ZMD, through their license agreement with Simtek, has the worldwide right to sell nvSRAM's developed jointly by Simtek and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD may begin selling such nvSRAMs. This may have a positive impact for Simtek by creating a second source for Simtek's nvSRAM products. However, a potentially negative impact to Simtek may be the presence of ZMD as a competitor to Simtek.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1996, the Company raised $32,113,878 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 1996, the Company generated $10,085,000 of gross revenue from the sale of product and technology licenses, $12,497,162 from net product sales and $600,000 in royalty income.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of Common Stock at a price of $0.175 per share for all monies paid in 1995 and may convert monies paid in 1996 at the average share price of the quarter the monies were paid. In 1996, the Company received $378,551 under this agreement of which only $248,398 was converted into 1,353,374 shares of Common Stock at a price of $.1548 and 165,000 shares of Common Stock at a price of $.2358. The balance of $130,153 remains as a payable to ZMD on the balance sheet as of December 31, 1996. ZMD currently owns approximately 30% of the Company's Common Stock and may not exceed 30% without the approval of Simtek's Board of Directors.

     The Company had accounts payable, accrued expenses and other payables to related parties of $1,291,623 at December 31, 1996.

     The Company's cash balance at December 31, 1996 was $964,456.

     The Company's liquidity will depend on its revenue growth and its ability to sell its products at positive gross margins and control its operating expenses.

     The Company may require additional capital in the fourth quarter 1997 to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report.

     During 1996, cash flows from operations was $291,287, which is primarily attributable to a net income of $144,516, plus depreciation and amortization of $134,393. Net cash used in investing activities of $18,724 was the result of purchases of equipment and furniture. Net cash flows from financing activities of $380,021 was primarily the result of proceeds from ZMD under the Cooperation Agreement.

     During 1995, cash flows used in operations was $1,499,853, which was primarily attributable to a net loss of $1,931,008, less depreciation and amortization of $204,539. Net cash used in investing activities of $9,755 was the result of purchases of equipment and furniture. Net cash flows from financing activities of $972,491 was the result of proceeds from ZMD for research and development arrangement.

     In addition, as is further described in Note 5, the Company has been notified by three companies that certain of the Company's products may relate to patents owned by them and could result in the Company having to license the patents.

     A change in the operations of the Company, including the sale or liquidation of the Company's assets or liabilities could cause amounts realized to be substantially different than the recorded amounts in the accompanying financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In fiscal 1996, the Company adopted Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.

INFLATION

     The impact of inflation on the Company's business has not been material.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

Independent Auditor's Report................................................24

Balance Sheet - December 31, 1996...........................................25

Statements of Operations - For the Years Ended
   December 31, 1996 and 1995...............................................26

Statement of Changes in Shareholders' Equity - For the Years
   Ended December 31, 1996 and 1995.........................................27

Statements of Cash Flows - For the Years Ended
   December 31, 1996 and 1995...............................................28

Notes to Financial Statements...............................................29

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Simtek Corporation as of December 31, 1996 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with general accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 21, 1997

                               SIMTEK CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                       $   964,456
    Accounts receivable - trade, net of allowance
         for doubtful accounts and
         return allowances of $63,092                                   593,378
    Inventory                                                           327,221
    Prepaid expenses and other                                           25,850
                                                                    -----------
             Total current assets                                     1,910,905

EQUIPMENT AND FURNITURE, net                                            229,008
                                                                    -----------
TOTAL ASSETS                                                        $ 2,139,913
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable:
         ZMD                                                        $   290,957
         Other                                                          212,279
    Accrued expenses                                                    349,654
    Accrued wages                                                       222,136
    Accrued vacation payable                                             86,444
    Payable to ZMD                                                      130,153
                                                                    -----------
             Total current liabilities                                1,291,623
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value;
         2,000,000 shares authorized,
         none issued and outstanding                                      -
    Common stock, $.01 par value;
         40,000,000 shares authorized,
         28,506,685 shares issued and outstanding                       285,067
    Additional paid-in capital                                       29,730,728
    Accumulated deficit                                             (29,167,505)
                                                                   ------------
             Total shareholders' equity                                 848,290
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  2,139,913
                                                                   ============




              See accompanying notes to these financial statements.

                               SIMTEK CORPORATION

                            STATEMENTS OF OPERATIONS



                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                    ----------------------------
                                                         1996           1995
                                                    ------------   -------------

NET SALES                                           $  5,196,653   $  2,038,749

    Cost of sales                                      3,073,611      2,192,795
                                                    ------------   ------------

GROSS MARGIN                                           2,123,042       (154,046)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
    Research and development costs                       994,444      1,335,123
    Sales and marketing                                  567,049        516,679
    Administrative                                       439,429        556,500
                                                    ------------   ------------

             Total selling, general and
               administrative expense                  2,000,922      2,408,302
                                                    ------------   ------------

INCOME (LOSS) FROM OPERATIONS                            122,120     (2,562,348)
                                                    ------------   ------------

OTHER INCOME (EXPENSE):
    Royalty income                                          --          600,000
    Interest income, net                                  16,745         24,283
    Other income                                           5,651          7,057
                                                    ------------   ------------

             Total other income                           22,396        631,340
                                                    ------------   ------------

NET INCOME (LOSS)                                   $    144,516   $ (1,931,008)
                                                    ============   ============

NET INCOME (LOSS) PER COMMON SHARE                  $        .01   $       (.09)
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         27,103,059     21,497,035
                                                    ============   ============







              See accompanying notes to these financial statements.



                                                                 SIMTEK CORPORATION

                                                     STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995





                                                                COMMON STOCK            ADDITIONAL                        TOTAL
                                                        --------------------------       PAID-IN       ACCUMULATED     SHAREHOLDERS'
                                                          SHARES         AMOUNT          CAPITAL         DEFICIT          EQUITY
                                                        ----------    ------------    ------------    -------------    -------------

BALANCES, January 1, 1995                               19,949,300    $    199,493    $ 27,909,434    $(27,381,013)    $    727,914

    Shares converted from ZMD research and
       development arrangements                          7,029,011          70,290       1,586,710         --             1,657,000
    Net loss                                                  --              --              --        (1,931,008)      (1,931,008)
                                                        ----------    ------------    ------------    ------------     ------------

BALANCES, December 31, 1995                             26,978,311         269,783      29,496,144     (29,312,021)         453,906

    Exercise of stock options                               10,000             100           1,370            --              1,470
    Shares converted from ZMD research and
       development arrangement                           1,518,374          15,184         233,214            --            248,398
    Net income                                                --              --              --           144,516          144,516
                                                        ----------    ------------    ------------    ------------     ------------

BALANCES, December 31, 1996                             28,506,685    $    285,067    $ 29,730,728    $(29,167,505)    $    848,290
                                                        ==========    ============    ============    ============     ============











              See accompanying notes to these financial statements.

                               SIMTEK CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                     ---------------------------
                                                          1996          1995
                                                     -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                $   144,516    $(1,931,008)
    Adjustments to reconcile net income
       (loss) to net cash from
        operating activities:
            Depreciation and amortization                134,393        204,539
            (Gain) loss on disposal of equipment            --           (1,567)
            Net change in reserve accounts                87,885           --
            Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                   (400,709)        13,859
                  Inventory                              (77,868)       342,571
                  Prepaid expenses and other              (6,561)       111,080
              Increase (Decrease) in:
                  Prepaid royalty receipts, net             --         (300,000)
                  Accounts payable                       225,958        (34,119)
                  Accrued expenses                       183,673         94,792
                                                     -----------    -----------
        Net cash provided by (used in)
            operating activities                         291,287     (1,499,853)
                                                     -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES -
    Purchase of equipment and furniture                  (18,724)        (9,755)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from research and
       development arrangement                           378,551        972,491
    Exercise of stock options                              1,470           --
                                                     -----------    -----------
        Net cash provided by financing activities        380,021        972,491
                                                     -----------    -----------

NET INCREASE (DECREASE) IN
    CASH AND CASH EQUIVALENTS                            652,584       (537,117)

CASH AND CASH EQUIVALENTS, beginning of year             311,872        848,989
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of year               $   964,456    $   311,872
                                                     ===========    ===========



SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                           $     3,769    $        87
                                                     ===========    ===========

    Conversion of ZMD liability to common stock      $   248,398    $ 1,657,000
                                                     ===========    ===========



              See accompanying notes to these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------------------
     NATURE OF BUSINESS OPERATIONS - Simtek Corporation (the "Company") has been involved in the design and development of nonvolatile semiconductor products  since it commenced  business  operations  in 1987.  The Company's operations have concentrated on the design and development of the 256 kilobit, 64 kilobit, and 16 kilobit nvSRAM product families and associated products and technologies as well as the development of sources of supply and distribution channels. As discussed throughout the notes to the financial statements, the Company has entered into several significant transactions with Zentrum Mikroelektronik Dresden GmbH (ZMD), a manufacturer of silicon wafers.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1996, all of the Company's cash and cash equivalents were held by a single bank, of which $885,790 was in excess of federally insured amounts.

     REVENUE RECOGNITION - Licensing agreement revenues are recognized when the license is executed, any agreement performance milestones have been achieved and accepted, and the agreement contingencies are satisfied. Research and development costs associated with license revenues are expensed as incurred.

     Product sales revenue is recognized when the products are shipped to customers, including distributors. Customers receive a one year product warranty and sales to distributors are subject to a product right of return and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     Royalty income is recognized on the Company's licensed technology when the Company has fulfilled all obligations associated with the royalties. During 1995, the Company recognized $600,000 in royalty income from ZMD.

     INVENTORY - The Company records inventory using the lower of average cost (first-in, first-out) or market. Inventory at December 31, 1996 includes:

            Raw materials                                       $ 33,332
            Work in process                                      247,115
            Finished goods                                       123,939
                                                                --------
                                                                 404,386
           Less reserves                                         (77,165)
                                                                --------

                                                                $327,221
                                                                ========

     DEPRECIATION - Equipment and furniture is recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized.

     NET INCOME (LOSS) PER SHARE - Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average shares of common stock and common stock equivalents outstanding. Common stock equivalents having an anti-dilutive or immaterial effect are not included in the computation. Income per common share, assuming full dilution, approximates primary income per common share.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, sales returns, warranty reserve, and the valuation allowance on the deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that the estimates for these items could be further revised in the near term and such revisions could be material.

     IMPAIRMENT  OF  LONG-LIVED  ASSETS - In fiscal  1996,  the Company  adopted
     Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.
     Adoption of FAS 121 had no effect on the December 31, 1996 financial statements.

     STOCK-BASED COMPENSATION - In fiscal 1996, the Company adopted Financial Accounting Standards Board Statement 123 "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company has elected not to adopt the fair value accounting prescribed by FAS 123 for employees, and is subject only to the disclosure requirements prescribed by FAS 123.


2.   LIQUIDITY:
     ---------
     The Company's ability to maintain profitability will depend primarily on its ability to continue reducing its manufacturing costs and increase net sales by increasing the availability of existing products and by the

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     introduction of new products. In 1996, the Company purchased all of its wafers, based on 1.2 micron technology from a single supplier. Approximately 68% of the Company's sales for 1996 were from finished units produced from these wafers. The Company has an agreement with this supplier to provide wafers through September 1997. During 1996, the Company executed a purchase order with ZMD for 700,000 finished units based on 0.8 micron technology; sales from these products accounted for approximately 32% of the Company's sales for 1996. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. The Company may require additional capital in the fourth quarter 1997 to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not currently have any commitments for additional capital.

3.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 1996 consists of the following:

        Research and development equipment and software      $     703,683
        Computer equipment and software                             95,110
        Office furniture                                            23,982
        Other equipment                                            832,792
                                                             -------------
                                                                 1,655,567

        Less accumulated depreciation and amortization          (1,426,559)
                                                             -------------

                                                             $     229,008
                                                             =============

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $134,393 and $204,539 was charged to operations for the years ended December 31, 1996 and 1995, respectively.


4.   PAYABLE TO ZMD:
     --------------

     In February 1995, ZMD converted $750,000 owed to it under a prior research and development arrangement into 1,846,154 shares of common stock.

     In September 1995, the Company entered into a new Cooperation Agreement with ZMD for the purpose of jointly developing products. The Cooperation Agreement expired August 31, 1996. However, the Companies are currently working together to finalize the qualification of the 256 kilobit nvSRAM using 0.8 micron process.

     Under the Cooperation Agreement, the Company received $907,000 in 1995, which was converted into 5,182,857 shares of the Company's Common Stock during 1995. During 1996, the Company received $378,551 from ZMD under the terms of the Cooperation Agreement. Of the $378,551 received during 1996,

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     $248,398 was converted into 1,518,374 shares of common stock. Because ZMD's ownership of the Company may not exceed 30% without the approval of the Company's Board of Directors, the additional $130,153 that was received from ZMD in 1996 was not converted into common stock and is recorded as a liability at December 31, 1996. The Cooperation Agreement also allowed ZMD to add a second member to the Company's Board of Directors.

     In addition, at December 31, 1996, the Company also owed ZMD $319,759, primarily for purchases of inventory, and had a receivable of $28,802 from ZMD. These amounts are reflected net on the balance sheet.


 5.  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     OFFICES LEASES - The Company leases office space under a lease which expires on October 31, 1998. Monthly lease payments are approximately $7,254.

     The Company leases furniture and equipment under operating leases which expire over the next three years. Monthly lease payments, including sales tax, are approximately $18,600. At December 31, 1996, future minimum lease payments under the equipment, furniture and office leases described above are as follows:


          Year
          ----

          1997                                               $ 257,789
          1998                                                 200,453
          1999                                                  60,924
                                                             ---------
                                                             $ 519,166
                                                             =========

     Office rent and equipment lease expenses were $242,591 and $173,581 for the years ended December 31, 1996 and 1995, respectively.

     PATENT CONTINGENCIES - The Company has, in the past, received notification of possible infringement of patents from three other semiconductor manufactures and these matters are under consideration by management and company counsel. Although patent holders in the industry typically offer licenses for their patents and these have been offered to Simtek, there can be no assurance that licenses can be obtained on acceptable terms. Management believes that these potential claims will not have an adverse effect on the results of operations or the financial position of the Company.

     ACCRUED SALARY - Due to the cash position of the Company, the Company's president agreed with the Company's Board of Directors to defer his salary effective April 1, 1994. As of December 31, 1996, the president had an accrued salary of $210,000.


 6.  SHAREHOLDERS' EQUITY:
     --------------------

     WARRANTS - The Company issued Class B warrants, redeemable at the Company's option, in connection with its February, 1993, public offering. The Company

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     has also issued Representative warrants to theunderwriters of its public offerings. In 1989 and 1990, the Company issued warrants to acquire Common Stock to certain of its shareholders. The Company's warrants contain certain anti-dilutive provisions which will result in adjustment to the warrant terms upon certain events occurring. During 1996, warrants for the purchase of 8,946,650 shares of common stock expired.

     A summary of the warrants outstanding as of December 31, 1996, is as follows:


                                                                                                       Number
                                                               Per                                   of Shares        Dollars
                                   Number                    Warrant      Number       Per Share     Issuable          upon
                        Issue   of Warrants      Exp.        Exercise   of Shares      Purchase      upon Exer. of  Exer. of all
 Description            Date    Outstanding      Date         Price     per warr.       price        all warrants    warrants
 -------------------------------------------------------------------------------------------------------------------------------

 Class B Warrant       2/17/93   1,725,000     2/12/98        $1.80       1.50          $1.20        2,587,500      $3,105,000
 Class B Warrant       2/25/93      81,333     2/12/98         1.80       1.50           1.20          122,000         146,399
                                 ---------                     ----                                  ---------      ----------

 Total Class B
   Warrants                      1,806,333                    $1.80       1.50          $1.20        2,709,500      $3,251,399
                                 =========                    =====                     =====        =========      ==========

 Other Warr-Petritz    9/29/89      63,300    10/26/97         $.50       1.00           $.50           63,300      $   31,650
 Other Warr-Petritz    9/27/90      52,751    10/26/97          .50       1.00            .50           52,751          26,376
 Other Warr-TTLP       9/29/89     126,600    10/26/97          .50       1.00            .50          126,600          63,300
 Other Warr-TTLP       9/27/90     105,499    10/26/97          .50       1.00            .50          105,499          52,750
                                  --------                                                           ---------      ----------

 Total Other
   Warrants                        348,150                                1.00           $.50          348,150      $  174,076
                                  ========                                               ====        =========      ==========

 Repres. Warr.          3/6/91     195,000    10/26/97         $.50       1.00           $.50          195,000      $   97,500
 Repres. Warr         10/30/92     300,000    10/26/97          .50       1.00            .50          300,000         150,000
 Repres. Warr.*        2/25/93     172,500     2/12/98         7.43          *              *                *               *
 Repres. Warr.         1/31/94     400,000     1/30/99         1.60       1.00           1.60          400,000         640,000
                                 ---------                                                           ---------      ----------

 Total Repres.
   Warrants                      1,067,500                                                             895,000      $  887,500
                                 =========                                                           =========      ==========

 Total Warrants                  3,221,983                                                           3,952,650      $4,312,975
                                 =========                                                           =========      ==========

 ------------------------
* Each Representative Warrant has anti-dilution provisions detailed in the Representatives Warrant Agreement dated February 17, 1993 between Simtek Corporation and Berkeley Securities Corporation.

     STOCK OPTION PLANS - The Company has two stock option plans that authorize an aggregate of 4,500,000 shares for stock options that may be granted to directors, employees, and consultants. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     first six months of theoption term. No options may be granted after 10 years from the adoption date of each plan. The Incentive Stock Option Plan was adopted in 1991, and the Non-Qualified Stock Option Plan was adopted in 1994. The following is a summary of activity under these stock option plans for the years ended December 31, 1996 and 1995:



                                              1996                 1995
                                      --------------------  --------------------
                                                  Weighted              Weighted
                                                  Average               Average
                                        Number    Exercise    Number    Exercise
                                      of Shares   Price     of Shares   Price
                                      ---------   --------  ----------  --------

      Outstanding, beginning of year  3,620,000     $.17    2,888,200     $.17

       Granted, including             2,882,500      .14    1,598,000      .17
         exchanges
       Exchanged*                    (2,470,000)     .17         -
       Exercised                        (10,000)     .15         -
       Canceled                        (875,000)     .17     (866,200)     .17
                                     ----------            ----------

     Outstanding, end of year         3,147,500     $.14    3,620,000     $.17
                                     ==========            ==========


     ------------------------


     * All options outstanding at January 19, 1996 were reissued with an exercise price of $.147 for the Incentive Stock Options, and $.133 for the Non-Qualified Stock options. The original vesting requirements and expiration dates were not changed.

     For all options granted during 1996 and 1995, and all options repriced during 1996, the weighted average market price of the Company's common stock on the grant date and repricing date was approximately equal to the weighted average exercise price. At December 31, 1996, options for 1,852,822 shares were exercisable and options for the remaining 829,178, 433,889, and 31,611 shares will become exercisable in 1997, 1998, and 1999, respectively. If not previously exercised, options outstanding at December 31, 1996, will expire as follows:

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




                                                                 Weighted
                                                                  Average
                                                Number           Exercise
                Year Ending December 31,      of Shares           Price
                ------------------------     -----------        ---------

                          1998                   13,300            $.15
                          1999                   79,500             .15
                          2000                  268,000             .13
                          2001                1,014,200             .13
                          2002                1,360,000             .13
                          2003                  412,500             .13
                                             ----------
                                              3,147,500
                                             ==========

     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income
     (loss) and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                        Year Ended December 31,
                                                        ------------------------
                                                          1996          1995
                                                        ---------   ------------
          Net income (loss) applicable
            to common stockholders
               As reported                              $144,516    $(1,931,008)
               Pro forma                                 (40,132)    (1,943,392)

          Net income (loss) per common shareholders:
               As reported                              $    .01    $      (.09)
               Pro forma                                      -            (.09)
               Fully diluted                                 .01           (.09)
               Fully diluted - pro forma                      -            (.09)

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     The fair value of each option granted in 1996 and 1995, and the fair value of each option repriced in 1996, was estimated on the date of grant, (or repricing) using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           Options
                                           Repriced      Options Granted During
                                           During        -----------------------
                                            1996           1996          1995
                                           --------      -------        ------

           Expected volatility             131.0%         122.0%        139.0%
           Risk-free interest rate           6.0%           6.0%          6.0%
           Expected dividends                  -             -             -
           Expected terms (in years)         4.0            4.0           4.0


     OTHER - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.


7. SIGNIFICANT CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS AND OTHER RISKS AND UNCERTAINTIES:
     ----------------------------------------------------------------------

     Sales to foreign customers and sales of military products were as follows (as a percentage of sales):


                                                 1996     1995
                                                 ----     ----

          Foreign customers                       53%      47%
          Military products sales                 36%      33%


     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 1996 and 1995 were as follows:

          Customer                                       1996           1995
          --------                                       ----           ----
             A                                            24%            13%
             B                                            10%            11%
             C                                            10%            12%
             D                                            17%            19%


     The  Company   frequently  sells  large  quantities  of  inventory  to  its customers. At December 31, 1996, the Company had gross trade receivables totaling approximately $534,000 due from six customers.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     In 1996, the Company purchased all of its wafers, based on 1.2 micron technology from a single supplier located in Singapore. Approximately 68% of the Company's sales for 1996 were from finished units produced from these wafers. The Company has an agreement with this supplier to provide wafers through September 1997. In 1996, the Company also purchased finished units from ZMD based on 0.8 micron technology for $1,119,131 and sales from these products accounted for approximately 32% of the Company's sales for 1996. ZMD currently owns approximately 30% of the Company. However, any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming a manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.

 8.  INCOME TAXES:

     Under SFAS 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                   Deferred Tax
                                                                      Assets
                                                                   -------------
     Current:
        Accounts receivable                                         $ 106,000
        Inventories                                                    29,000
        Accrued expenses                                              210,000
                                                                    ---------
     Total                                                            345,000
     Valuation allowance                                             (345,000)
                                                                   ----------
     Total current deferred tax                                    $       -
                                                                   ==========

     Non-current:
        Property and equipment                                     $   19,000
        Net operating losses                                        1,419,000
        AMT credit                                                     60,000
                                                                   ----------

     Net deferred tax asset before allowance                        1,498,000
     Valuation allowance                                           (1,498,000)
                                                                   ----------
     Total non-current deferred tax asset                          $       -
                                                                   ==========

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets.

     At December 31, 1996, the Company has approximately $3,800,000 available in net operating loss carryforwards which begin to expire from 2004 to 2010. The utilization of these net operating loss carryforwards will be subject to restrictions because of the ownership change of the Company that occurred as a result of issuances of the Company's Common Stock. These restrictions limit the amount of utilizable net operating loss carryforwards each year.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Total income tax expense for 1996 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

     Total expense computed by applying the U.S.
       statutory rate (34%)                                  $   49,000
     Effect of changes in accounts receivable reserve            44,000
     Effect of net operating loss carryforward                  (92,000)
     Other                                                       (1,000)
                                                             -----------
     Provision for income taxes                              $       -
                                                             ===========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------

None in 1996.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The directors and executive officers of the Company are as follows

Name                          Age                  Position
----                          ---                  --------

Richard L. Petritz.........   74       Chairman of the Board of Directors, Chief
                                       Executive Officer and President

Sheldon A. Taylor..........   56       Director

Klaus C. Wiemer............   59       Director

Robert H. Keeley...........   55       Director

Kurt Garbrecht.............   64       Director

Detlef Golla...............   N/A      Director


     RICHARD L. PETRITZ, a founder of Simtek, has served as Chairman of the Board of Directors of the Company since its inception and served as President of the Company from inception until July 1993. On January 1, 1996 he again became Chief Executive Officer and President of the Company. Dr. Petritz was a founder of Inmos International, plc, a semiconductor memory and microcomputer manufacturer. Dr. Petritz was the Chief Executive Officer of Inmos from 1978 through June 1983 and Chairman of Inmos from 1980 through 1982. Dr. Petritz was also a founder and the first President of Mostek Corporation, a semiconductor memory manufacturer that was acquired by a wholly owned subsidiary of United Technologies Corporation in October 1979. Prior to that time, he was the director of Texas Instruments' semiconductor research and development laboratories. Dr. Petritz holds a Bachelors degree in electrical engineering, a Masters degree in electrical engineering and a Ph.D. in physics, all from Northwestern University. He is a fellow of both the American Physical Society and the Institute of Electrical and Electronics Engineers.

     SHELDON A. TAYLOR, served as President, Chief Executive Officer and Director from August 1994 to December 31, 1995. He continues to serve Simtek as a Director. Mr. Taylor has over 30 years of semiconductor business experience, including the positions of General Manager of Intel's EPROM and SRAM business, President and CEO of WaferScale Integration, Inc. and President and CEO of IXYS. Mr. Taylor holds a Bachelors of science in electrical engineering from Drexel University and has done extensive graduate work in physics and business.

     KLAUS C. WIEMER, has served as a director of the Company since May 1993. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of the Company. Since April 1996, Dr. Wiemer has been President and Chief Operating Officer of InterConnect Technology Sdn Bhd, a company chartered under the laws of Malaysia, with headquarters in Kuching, Sarawak, Malaysia. InterConnect Technology is a semiconductor contract manufacturing company. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

     ROBERT H. KEELEY, has served as a director of the Company since May 1993. He is currently the El Pomar Professor of Finance at the University of Colorado at Colorado Springs. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a professor at the Wharton School of Business at the University of Pennsylvania and a general partner of Hill, Carmen and Washing (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of Analytical Surveys, Inc. and Divide Drives, Inc.

     KURT GARBRECHT, has served as a director of the Company since September 1994. He is currently the Chief Executive Officer of Zentrum Mikroelektronic Dresden GmbH ("ZMD"). Dr. Garbrecht has had a distinguished career in the semiconductor business, having been a senior manager of the Siemens Company semiconductor operation for more than 10 years.

     DETLEF GOLLA, has served as a director of the Company since August 1996. He is currently the Chief Financial Officer of Zentrum Mikroelektronic Dresden GmbH ("ZMD").

     Subject to the requirement that the Board of Directors be classified if it consists of six or more persons, directors serve until the next annual meeting or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. Vacancies on the Board of Directors are filled by the existing directors. Thomas James Associates, Inc. ("Thomas James"), the underwriter for the Company's third public offering, has the right to designate for election one member of the Board until January 28, 1999. Thomas James has not designated any person for election to the Board.

SPECIAL PROVISIONS IN ARTICLES OF INCORPORATION

     The Company's Articles of Incorporation contain a provision limiting the liability of directors of the Company to the fullest extent permitted under the Colorado Corporation Code (the "Code"). The Code allows a corporation to limit the personal liability of a director to the corporation or its shareholders for monetary damages for breaches of fiduciary duty as a director except for (a) breaches of the director's duty of loyalty, (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law,
(c) certain other acts specified in the Code, and (d) transactions from which the director derived an improper benefit. The provisions of the Code will not impair the Company's ability to seek injunctive relief for breaches of fiduciary duty. Such relief, however, may not always be available as a practical matter.

     The Company's Articles of Incorporation also contain a provision that requires the Company to indemnify, to the fullest extent permitted under the Code, directors and officers of the Company against all costs and expenses reasonably incurred in connection with the defense of any claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other, in which such person may be involved by virtue of being or having been a director, officer or employee.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of the Company's last three fiscal years with respect to the annual and long-term compensation of each individual acting as the Company's Chief Executive Officer during the fiscal year ended December 31, 1996. No executive officer of the Company as of December 31, 1996 had combined annual salary and bonus for the fiscal year ended December 31, 1996 that exceeded $100,000.


                                        SUMMARY COMPENSATION TABLE

                                                                     Long Term Compensation
                                                               --------------------------------
                               Annual Compensation               Awards               Payouts
                       ------------------------------------------------------------------------
                                                   Other        Restricted
Name and                                           Annual       Stock                   LTIP    All Other
Principal                                          Compen-      Award(s)    Options/    Payouts Compen-
Position               Year  Salary($)   Bonus($)  sation($)      ($)       SARs(#)       ($)   sation($)
---------              --------------------------------------------------------------------------------


Richard L. Petritz(1)  1996  $ 60,000(2)   --         --            --         --         --      --
Chairman and           1995  $ 60,000(2)   --         --            --         --         --      --
  President            1994   120,000(2)   --         --            --         --         --      --



(1)    Dr. Petritz also served as the Company's Chief Executive Officer from May
       1987 until July 1, 1993.  He resumed these duties as of January 1, 1996.

(2) Due to the cash position of the Company, Dr. Petritz agreed with the Company's Board of Directors to defer his salary effective April 1, 1994.
       This amount is included in the $222,136 of accrued wages on the Company's balance sheet as of December 31, 1996.

OPTION GRANT TABLE

     There were no options granted during the fiscal year ended December 31, 1996 to the individual named in the summary compensation table above.

YEAR-END OPTION TABLE

     There were no options held by the individual named in the summary compensation table above.

EMPLOYMENT AGREEMENTS

     RICHARD L. PETRITZ. Dr. Petritz was employed by the Company as Chairman and senior adviser to the Company's Chief Executive Officer during 1995. Under the terms of his employment, Dr. Petritz is obligated to work 30 hours per week, for which Dr. Petritz receives an annual salary of $60,000, payable monthly. Dr. Petritz receives additional benefits that are generally provided other employees. Dr. Petritz's employment term expired December 31, 1995 but is automatically renewed for successive one- year terms unless the Company or Dr. Petritz elects not to continue with the employment arrangement.

On January 1, 1996, Dr. Petritz became Chief Executive Officer and President. The terms of his compensation remain the same as in 1995.

CONFIDENTIALITY AND NONDISCLOSURE AGREEMENTS

     The Company generally requires its employees to execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without the prior approval of the Company.

DIRECTORS' COMPENSATION

     Each director of the Company who is not also an employee of the Company receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. During the fiscal year ended December 31, 1996 no options were granted to the Directors of the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The table below sets forth certain information regarding ownership of the Company's Common Stock as of December 31, 1996 by each person who is known by the Company to beneficially own more than five percent of the Common Stock, by each director of the Company, by each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Shares issuable within sixty days after December 31, 1996 upon the exercise of warrants or options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The number of shares issuable upon exercise of outstanding Class B Redeemable Warrants gives effect to anti-dilution provisions triggered by issuances of the Company's securities through December 31, 1996. After giving effect to these anti-dilution provisions, each Class B Redeemable Warrant entitles the holder thereof to purchase 1.50 shares of Common Stock at an effective purchase price of $1.20 per share. To the knowledge of the Company, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

 Name and                                  Amount and Nature
Address of                                   of Beneficial           Percent of
Beneficial Owner                              Ownership                 Class
--------------------------------------------------------------------------------

Dr. Kurt Garbrecht, CEO                        8,547,385   (1)          29.98%
Mr. Detlof Golla, CFO
Zentrum Mikroelektronik Dresden GmbH
Grenzstra e 28
01109 Dresden, Germany

Richard L. Petritz                             1,376,210   (2)           4.81%
3109-D Broadmoor Valley Rd.
Colorado Springs, CO  80906

Klaus C. Wiemer                                  120,000   (3)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                  85,000   (4)               *
12630 Milan Road
Colorado Springs, CO  80908

Sheldon A. Taylor                                150,000   (5)               *
1384 Cuernavaca Circulo
Mountain View, CA 94040

All officers and directors as a group
   (5 persons)                                 10,278,595   (6)          35.51%


*    Less than one percent.

(1) Dr. Kurt Garbrecht and Mr. Detlof Golla are the chief executive officer and chief financial officer of Zentrum Mikroelektronik Dresden GmbH. The 8,547,385 shares of Common Stock are held in the name of Zentrum Mikroelektronik Dresden GmbH.

(2) Includes 116,051 shares issuable upon exercise of other warrants. Does not include 289,900 shares owned by irrevocable trusts created for the benefit of Dr. Petritz's lineal descendants. Dr. Petritz has no voting or investment power with respect to such shares and disclaims beneficial ownership thereof.

(3)  Includes 100,000 shares issuable upon exercise of options.

(4)  Includes 75,000 shares issuable upon exercise of options.

(5)  Includes 150,000 shares issuable upon exercise of options.

(6) Includes 116,051 shares issuable upon exercise of othe warrants and 325,000 shares issuable upon exercise of stock options.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Dr. Kurt Garbrecht, a director of the Company, and Mr. Detlof Golla are currently the Chief Executive Officer and Chief Financial Officer, respectively of ZMD. In June 1994, the Company entered into a product license development and support agreement with ZMD pursuant to which the Company agreed to install its
1.2 micron product technology at ZMD's manufacturing facility in Germany and the Company and ZMD agreed to jointly develop 0.8 micron product technology. ZMD was obligated to pay and did pay Simtek $750,000 for Simtek's development expenses incurred in connection with the agreement. ZMD was given the right, exercisable at any time prior to December 31, 1995, to convert all or a portion of the development funding into shares of the Company's Common Stock, up to a maximum of 20% of the outstanding shares of Common Stock. Effective February 28, 1995, ZMD converted the $750,000 into 1,846,154 shares of Common Stock.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of Common Stock at a price of $0.175 per share for all monies paid in 1995 and may convert financing paid in 1996 at the average share price of the quarter the monies were paid. Through December 31, 1995, total payments of $907,000 had been made. Effective December 31, 1995, ZMD converted the $907,000 into 5,182,857 shares of Common Stock at a price of $0.175 per share. In 1996, the Company received $378,551 under this agreement of which only $248,398 was converted into 1,353,374 shares of Common Stock at a price of $.1548 and 165,000 shares of Common Stock at a price of $.2358. The remaining $130,153 is shown as a payable to ZMD on the balance sheet as of December 31, 1996. ZMD currently owns approximately 30% of the Company's Common Stock and may not exceed 30% without the approval of Simtek's Board of Directors.

                                     PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     Documents filed as part of this report:

A:   (1)  Financial Statements

          Reference is made to the listing on page 23 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 1996.

   Date                                  Item
   ----                                  ----

October 28, 1996                         Other information - Second Quarter 1996
                                         Interim Report.

December 23, 1996                        Other information - Third Quarter 1997
                                         Interim report.

C. Exhibits:

   Exhibit Index regarding exhibits filed in accordance with Item 601, at page 50 hereof.

D.   Other Financial Statements:

   All  other  schedules  are  omitted  because  they  are  not  required,   are
   inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 18, 1997.


                                     SIMTEK CORPORATION


                                         /s/RICHARD L. PETRITZ
                                     By:_______________________________________

                                        Richard L. Petritz
                                        Chief Executive Officer and
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 18, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                       TITLE



  /s/RICHARD L. PETRITZ                         Chairman of the Board
_____________________________________
Richard L. Petritz


  /s/RICHARD L. PETRITZ
_____________________________________           Chief Executive Officer and
Richard L. Petritz                              President


  /s/RICHARD L. PETRITZ                         Chief Financial Officer (acting)
_____________________________________
Richard L. Petritz


  /s/SHELDON A. TAYLOR                          Director
_____________________________________
Sheldon A. Taylor


  /s/ROBERT H. KEELEY                           Director
_____________________________________
Robert H. Keeley


  /s/KLAUS WIEMER                               Director
_____________________________________
Klaus Wiemer


/s/KURT GARBRECHT                               Director
_____________________________________
Kurt Garbrecht


/s/DETLEF GOLLA                                 Director
_____________________________________
Detlef Golla

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996


Exhibits:

           All exhibits listed below incorporated herein by reference.
           ----------------------------------------------------------

3.1    Amended and Restated Articles of Incorporation.(2)
3.2    Bylaws.(2)
4.1    1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated.(3)
4.4 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.5    Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.6 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.7    Stock  Purchase  Warrant issued by the Company to Richard L. Petritz.(1)
4.8 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.9    Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.10 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.11   Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.12 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.13   Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.14 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(3)
4.15   Form of Common Stock  Certificate.(3)
4.16   Form of Warrant  Certificate.(3)
4.17   Simtek  Corporation 1991 Stock Option Plan.(5)
4.18 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(5)
4.19 Form of Promissory Note issued by the Company in the October 1992 private placement.
4.20 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(7)
4.21 Form of Representative's Warrant Agreement between the Company and Berkeley Securities Corporation.(7)
4.22   Form of Unit Certificate.(8)
4.23 Form of Representative's Warrant Agreement (with form of warrant attached).(8)
4.24   1994  Non-Qualified  Stock  Option  Plan.(9)
4.25   Amendment  to the 1994 Non-Qualified Stock Option Plan.(10)
10.1 Amended General Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.2 Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.3 Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.4   256K EEPROM Amended Product Specific Licensing Agreement effective
       March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.5 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(2)
10.6 CAD Software License Agreement effective January 25, 1990 between the Company and Nippon Steel Corporation.(1)
10.7 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the 256K EEPROM Amended Product Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(1)
10.8 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(1)

10.9 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon
       Steel Corporation.(1)
10.10 Supplemental Agreement II effective June 19, 1990 between the Company and Nippon Steel Corporation.(1)
10.11 Supplemental Agreement II effective September 28, 1990 between the Company and Nippon Steel Corporation amending the Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988, the Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988, and the 256K EEPROM Amended Product Specific Licensing Agreement effective March 24, 1988.(1)
10.12 Evaluation, Development and License Agreement effective July 24, 1989 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(2)
10.13 Product License Agreement effective January 19, 1990 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(1)
10.14 First Amendment to Evaluation, Development and License Agreement effective September 30, 1990 between the Company and GEC Plessey Semiconductors Limited amending the Evaluation, Development and License Agreement effective July 24, 1989 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(2)
10.15 First Amendment to Product License Agreement effective September 30, 1990 between the Company and GEC Plessey Semiconductors Limited amending the Product License Agreement effective January 19, 1990 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(1)
10.16 Employment Agreement dated effective January 1, 1991 between the Company and Richard L. Petritz.(2)
10.17 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.18 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.19 Master Equipment Lease Agreement effective June 8, 1988 between the Company and Equitable Life Leasing Corporation.(1)
10.20 Letter Agreement effective December 18, 1987 between the Company and Ford Colorado Properties, Incorporated.(1)
10.21 License Agreement effective November 9, 1990 between the Company and Nippon Steel Corporation.(1)
10.22 Form of Sales Representative Agreement between the Company and its sales representatives.(2)
10.23 Investors Registration Rights Agreement dated January 31, 1991 among the Company, TTLP, Dr. Richard L. Petritz and NS America, Inc.(2)
10.24 Founders Registration Rights Agreement dated January 31, 1991 among th Company, Dr. Richard L. Petritz, Dr. Gary F. Derbenwick, Elaine H. Derbenwick, the Pamela J. Petritz Cooper Irrevocable Family Trust and the Jeffrey Marc Cooper Irrevocable Family Trust.(2)
10.25 License Agreement dated January 14, 1991 between the Company and Nippon Steel Corporation.(2)
10.26 Second Amendment to Product License Agreement dated January 31, 1991 between the Company and GEC Plessey Semiconductors Limited.(2)
10.27 Second Amendment to Evaluation, Development and License Agreement dated January 31, 1991 between the Company and GEC Plessey Semiconductors Limited.(2)
10.28 Letter Agreement dated as of March 4, 1991 between the Company and Sym-Tek Systems, Inc.(4)
10.29 Settlement Agreement dated effective March 4,1991 between the Company and Sym-Tek Systems, Inc.(4)
10.30 Letter Agreement dated January 20, 1992 between the Company and Sym-Tek Systems, Inc.(5)
10.31  Development, License and Product Agreement dated effective April 19,
       1991 between the Company and Electronics System Group of TRW Incorporated.(5)
10.32 Notice of Termination of Development, License and Product Agreement between the Company and Electronics System Group of TRW Incorporated.(5)
10.33 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(6)
10.34 Placement Agent Agreement between the Company and Josephthal Lyon & Ross Incorporated.(6)

10.35 Amendment No. 1 to Representative's Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated.(6)
10.36 Form of Financial Advisory and Investment Banking Agreement between the Company and Berkeley Securities Corporation.(6)
10.37 Form of Warrant issued by the Company in the October 1992 and January 1993 private placements.(8)
10.38 Convertible Secured Note Purchase Agreement between the Company and Continental Stock Transfer & Trust Company.(8)
10.39 Underwriting Agreement between the Company and Josephthal Lyon & Ross Incorporated. (originally filed as Exhibit 1.1)(3)
10.40 Underwriting Agreement between the Company and Berkeley Securities Corporation.(originally filed as Exhibit 1.1)(7)
10.41 Product License Development and Support Agrreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(9)
10.42 Letter of Intent Corporation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated August 26, 1994(9)
10.43  Employment Agreement between Simtek Corporation and Sheldon Taylor(9)
10.44 Letter Intent between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated July 21, 1995(10)
10.45 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(10)
10.46 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated February 28, 1995(10)
10.47 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated December 31, 1995(10)
10.48 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(10)

-----------------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Post-Effective Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 14, 1991.
(5) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(6) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on December 10, 1992.
(7) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on January 29, 1993.
(8) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on February 10, 1993.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995.
(10) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996