Form 10QSB
period 1997-03-31
SIMTEK CORP
filed 1997-05-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes _X_   No ____


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                                Outstanding at May 9, 1997
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                               28,506,685

                               SIMTEK CORPORATION

                                      INDEX

                        For Quarter Ended March 31, 1997

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                               Page
                                                                          ----
               Balance Sheets as of March 31, 1997 and
               December 31, 1996                                            3

               Statements of Operations for the three months ended
               March 31, 1997 and 1996                                      4

               Statements of Cash Flows for the three months ended
               March 31, 1997 and 1996                                      5

               Notes to Financial Statements                                6

     ITEM 2

               Management's Discussion and Analysis of Results of
               Operations and Financial Condition                         7-8

PART II. OTHER INFORMATION

     ITEM 1    Legal Proceedings                                            9

     ITEM 2    Changes in Securities                                        9

     ITEM 3    Defaults upon Senior Securities                              9

     ITEM 4    Matters Submitted to a Vote of Securities Holders            9

     ITEM 5    Other Information                                            9

     ITEM 6    Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                 10


                                          SIMTEK CORPORATION

                                            BALANCE SHEETS


              ASSETS
              ------
                                                        March 31, 1997        December 31, 1996
                                                        --------------        -----------------
CURRENT ASSETS:
   Cash and cash equivalents..........................  $    1,352,049        $      964,456
   Accounts receivable - trade, net...................         612,746               593,378
   Inventory, net ....................................         489,713               327,221
   Prepaid expenses and other.........................          23,272                25,850
                                                        ------------------------------------
       Total current assets...........................       2,477,780             1,910,905

EQUIPMENT AND FURNITURE, net..........................         199,867               229,008
                                                        ------------------------------------
TOTAL ASSETS..........................................  $    2,677,647        $    2,139,913
                                                        ====================================
       LIABILITIES AND SHAREHOLDERS'EQUITY
       -----------------------------------

CURRENT LIABILITIES:
   Accounts payable:
       ZMD............................................  $      654,674        $      290,957
       Other..........................................         274,431               212,279
   Accrued expenses...................................         382,761               349,654
   Accrued wages......................................         221,475               222,136
   Accrued vacation payable...........................          68,083                86,444
   Payable to ZMD.....................................         130,153               130,153
                                                        ------------------------------------
       Total current liabilities......................       1,731,577             1,291,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value,
       2,000,000 shares authorized and
       none issued and outstanding ...................              -                     -
   Common stock, $.01 par value, 40,000,000
       shares authorized, 28,506,685 shares
       issued and outstanding.........................         285,067               285,067
   Additional paid-in capital.........................      29,730,728            29,730,728
   Accumulated deficit................................     (29,069,725)          (29,167,505)
                                                         -----------------------------------
   Shareholder's equity...............................         946,070               848,290
                                                         -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $   2,677,647         $   2,139,913
                                                         ===================================


          The accompanying notes are an integral part of these financial statements.



                                              SIMTEK CORPORATION

                                           STATEMENTS OF OPERATIONS

                                                                       For the quarters ended March 31,
                                                                       --------------------------------
                                                                             1997             1996
                                                                             ----             ----
NET SALES..........................................................     $  1,765,518     $    811,094

     Cost of  sales................................................        1,088,231          555,812
                                                                        -----------------------------
GROSS MARGIN.......................................................          677,287          255,282

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
     Design, research and development..............................          329,109          247,351
     Administrative................................................           83,279          125,424
     Marketing.....................................................          184,866          126,365
                                                                        -----------------------------
         Total selling, general and administrative expenses........          597,254          499,140

INCOME (LOSS) FROM OPERATIONS......................................           80,033         (243,858)
                                                                        -----------------------------
OTHER INCOME (EXPENSE):
     Interest income, net..........................................           12,244            3,400
     Other income (expense), net...................................            5,503            5,752
                                                                        -----------------------------
         Total other income (expense)..............................           17,747            9,152
                                                                        -----------------------------

NET INCOME (LOSS)..................................................     $     97,780     $   (234,706)
                                                                        =============================

NET INCOME (LOSS) PER COMMON SHARE.................................     $       0.00     $      (0.01)
                                                                        =============================

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING...............................................       28,506,685       26,978,311
                                                                        =============================

           The accompanying notes are an integral part of these financial statements.

                                                SIMTEK CORPORATION

                                               STATEMENTS OF CASH FLOWS

                                                                        Three Months Ended March 31,
                                                                        ----------------------------
                                                                           1997              1996
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss).........................................     $     97,780       $   (234,706)
     Adjustments to reconcile net income
        (loss) to net cash from
        operating activities:
           Depreciation and amortization.......................          29,985              42,402
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.............................         (19,368)           (168,603)
               Inventory.......................................        (162,492)            (43,603)
               Prepaid expenses and other .....................           2,578             (10,381)
           Increase (decrease) in:
               Accounts payable................................         425,870              25,653
               Accrued expenses................................          14,084              28,699
                                                                    -------------------------------
        Net cash provided by (used in) operating activities....         388,437            (360,539)
                                                                    -------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture.......................            (844)               (244)
                                                                    -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from research and development arrangement........               -             209,491
                                                                    -------------------------------

        Net cash provided by financing activities..............               -             209,491
                                                                    -------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS............................................         387,593            (151,292)
                                                                    -------------------------------

CASH AND CASH EQUIVALENTS, beginning of period.................         964,456             311,872
                                                                    -------------------------------

CASH AND CASH EQUIVALENTS, end of period.......................     $ 1,352,049        $    160,580
                                                                    ===============================


            The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

           The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 19, 1997 for fiscal year 1996.

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

                               SIMTEK CORPORATION



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,765,518 for the first quarter of 1997 up over 100 percent from the $811,094 recorded for the first quarter 1996. The product sales were from the Company's 4 kilobit, 16 kilobit and 64 kilobit nvSRAM product families. This increase was due to increased customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation and better product availability. Two distributors and one direct customer of the Company's nvSRAM products account for more than 51% of the Company's net sales for the first quarter 1997.

           In the first quarter 1997, the Company purchased commercial 64 kilobit finished units based on 0.8 micron technology from Zentrum Mikroelektronik Dresden GmbH ("ZMD"), sales from these products accounted for approximately 53% of the Company's revenue for the first quarter 1997. The balance of the Company's revenue for the first quarter 1997, was primarily from the sales of high end industrial, military devices and 16 kilobit devices built on 1.2 micron technology wafers purchased from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered").

           The Company increased its gross margin over 150 percent in the first quarter 1997 over the first quarter 1996. The increase in gross margin was due to the Company shipping 64 kilobit commercial product based on 0.8 micron technology in the first quarter 1997 as opposed to 1.2 micron technology that the Company was using for commercial product in the first quarter 1996. The Company continued to ship its high end industrial and military business from product built on 1.2 micron technology.

           While selling, general and administrative expenses saw an increase of approximately $98,000 for the first quarter 1997 as compared to the first quarter 1996 it decreased approximately 28% of revenues. The dollar increase was due primarily to increased advertising, printing, sales commissions and basic overhead.

           The Company recorded a net income of $97,780 in the first quarter of 1997 as compared to a net loss of $234,706 for the first quarter of 1996. This was because of increased product sales and increased gross margins.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products. The Company believes that with the cooperation of ZMD it will expedite the introduction and production of its 256 kilobit nvSRAM products based upon 0.8 micron technology. As of the date of this filing, the Company has begun shipping pre-qualified 256 kilobit product based on 0.8 micron technology. The two companies are currently deciding which derivative nvSRAM products to develop next.

           As of March 31, 1997, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,340,000.. About 9% of this backlog is due to delinquencies from lack of the Company's 256 kilobit product. The Company believes that the majority of this delinquency will be filled in the second quarter of 1997. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

                               SIMTEK CORPORATION


LIQUIDITY AND CAPITAL RESOURCES

           ZMD continues to own approximately 30% of the Company's Common Stock and may not exceed 30% without approval of Simtek's Board of Directors.

           The Company may require additional capital to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Computation of per share earnings (Exhibit 99.1).
             Financial Data Schedule (Exhibit 27).

         (b) Reports on Form 8-K

             Form 8-K filed January 28, 1997 announcing "Simtek Announces 1996 Preliminary Financial Results"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



May 9, 1997                           By  /s/  RICHARD L. PETRITZ
                                        ----------------------------------------
                                               RICHARD L. PETRITZ
                                               Chief Executive Officer and
                                                Chief Financial Officer (acting)