Form 10QSB
period 1997-06-30
SIMTEK CORP
filed 1997-08-13
CIK 817516

UNITED STATES
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

(Mark One)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                             Outstanding at August 11, 1997
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             28,626,685

                                                SIMTEK CORPORATION



                                                       INDEX

                                          For Quarter Ended June 30, 1997

PART 1. FINANCIAL INFORMATION

         ITEM 1                                                            Page

                  Balance Sheets as of June 30, 1997 and
                  December 31, 1996                                          3

                  Statements of Operations for the three months and six
                  months ended June 30, 1997 and 1996                        4

                  Statements of Cash Flows for the six months ended
                  June 30, 1997 and 1996                                     5

                  Notes to Financial Statements                              6

         ITEM 2

                  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition                       7-8

PART II. OTHER INFORMATION

         ITEM 1   Legal Proceedings                                          9

         ITEM 2   Changes in Securities                                      9

         ITEM 3   Defaults upon Senior Securities                            9

         ITEM 4   Matters Submitted to a Vote of Securities Holders          9

         ITEM 5   Other Information                                          9

         ITEM 6   Exhibits and Reports on Form 8-K                           9

SIGNATURES                                                                  10

                               SIMTEK CORPORATION

                                 BALANCE SHEETS

       ASSETS
       ------
                                                                              June 30, 1997      December 31, 1996
                                                                              -------------      -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $    1,158,187        $     964,456
   Accounts receivable - trade, net........................................         804,017              593,378
   Inventory, net .........................................................         529,096              327,221
   Prepaid expenses and other..............................................          19,149               25,850
                                                                             -----------------------------------

       Total current assets................................................       2,510,449            1,910,905

EQUIPMENT AND FURNITURE, net...............................................         177,027              229,008
                                                                             -----------------------------------

TOTAL ASSETS...............................................................  $    2,687,476        $   2,139,913
                                                                             ===================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
       ZMD.................................................................  $      500,618        $     290,957
       Other...............................................................         270,692              212,279
   Accrued expenses........................................................         427,014              349,654
   Accrued wages...........................................................         221,475              222,136
   Accrued vacation payable................................................          75,530               86,444
   Payable to ZMD..........................................................         130,153              130,153
                                                                             -----------------------------------
       Total current liabilities...........................................       1,625,482            1,291,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................             --                   --
   Common stock, $.01 par value, 40,000,000 shares authorized,
       28,626,685 shares issued and outstanding............................        286,267              285,067
   Additional paid-in capital..............................................     29,745,873           29,730,728
   Accumulated deficit.....................................................    (28,970,146)         (29,167,505)
                                                                             ----------------------------------
   Shareholder's equity....................................................      1,061,994              848,290
                                                                             ----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $   2,687,476         $  2,139,913
                                                                             ==================================

                    The accompanying notes are an integral part of these financial statements.

                                                 SIMTEK CORPORATION

                                             STATEMENTS OF OPERATIONS

                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                               ---------------------------              -------------------------
                                                                  1997              1996                 1997             1996
                                                                  ----              ----                 ----             ----
NET SALES..................................................  $  1,536,243      $  1,158,624          $  3,301,761     $  1,969,718

     Cost of sales.........................................       834,337           712,707             1,922,568        1,268,519
                                                             ---------------------------------------------------------------------

GROSS MARGIN...............................................       701,906           445,917             1,379,193          701,199

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
     Design, research and development......................       336,932           227,524               666,041          474,875
     Administrative........................................        60,145            78,111               143,424          203,535
     Marketing.............................................       218,798           137,838               403,664          264,204
                                                             ---------------------------------------------------------------------

         Total selling, general and administrative
              expenses.....................................       615,875           443,473             1,213,129          942,614

INCOME (LOSS) FROM OPERATIONS..............................        86,031             2,444               166,064         (241,415)
                                                             ---------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................        14,800             3,124                27,044            6,524
     Other income (expense), net...........................        (1,252)            6,554                 4,251           12,307
                                                             ---------------------------------------------------------------------

         Total other income (expense)......................        13,548             9,678                31,295           18,831
                                                             ---------------------------------------------------------------------

NET INCOME (LOSS)..........................................  $     99,579      $     12,122          $    197,359     $   (222,584)
                                                             =====================================================================

NET INCOME (LOSS) PER COMMON SHARE.........................  $       0.00      $      (0.00)         $       0.01     $       (.01)
                                                             =====================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING..............................................    28,521,740        26,978,311            28,521,740       26,978,311
                                                             =====================================================================


                    The accompanying notes are an integral part of these financial statements.

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                1997               1996
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................     $   197,359        $  (222,584)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization..............................          60,013             77,760
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................        (210,639)          (266,319)
               Inventory..............................................        (201,875)            13,490
               Prepaid expenses and other ............................           6,701            (14,575)
           Increase (decrease) in:
               Accounts payable.......................................         268,074             37,980
               Accrued expenses.......................................          65,785             41,959
                                                                           ------------------------------
        Net cash provided by (used in) operating activities...........         185,418           (332,289)
                                                                           -------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................          (8,032)              (244)
                                                                           -------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock Options........................................          16,345                 --
     Proceeds from research and development arrangement...............              --            378,551
                                                                           ------------------------------

        Net cash provided by financing activities.....................          16,345            378,551
                                                                           ------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS........................................................         193,731             46,018
                                                                           ------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................         964,456            311,872
                                                                           ------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $ 1,158,187        $   357,890
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

                               SIMTEK CORPORATION



Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,536,243 for the second quarter of 1997 and $3,301,761 for the six months ended June 30, 1997 up from the $1,158,624 recorded for the second quarter 1996 and the $1,969,718 for the six months ended 1996. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. These increases were due to increased customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation. Two distributors and one direct customer of the Company's nvSRAM products account for more than 60% of the Company's net sales for the second quarter 1997.

     In the second quarter 1997, the Company purchased commercial 64 kilobit and 256 kilobit nvSRAM finished units based on 0.8 micron technology from Zentrum Mikroelektronik Dresden GmbH ("ZMD"), sales from these products accounted for approximately 58% of the Company's revenue for the second quarter 1997. The balance of the Company's revenue for the second quarter 1997, was primarily from the sales of 64 kilobit high end industrial, military devices and 16 kilobit devices built on 1.2 micron technology wafers purchased from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered").

     In the second quarter 1997, the Company increased its gross margins as a percent of revenue from approximately 38% for the second quarter 1996 to approximately 46% for the second quarter 1997. The Company also saw an increase in its gross margins as a percent of revenue from approximately 36% for the six months ended June 30, 1996 to approximately 42% for the six months ended June 30, 1997. These increases in gross margin are due to the Company shipping 64 kilobit commercial product based on 0.8 micron technology as compared to shipping 64 kilobit commercial product based on 1.2 micron technology in the same periods in 1996. The Company continued to ship its high end industrial and military business from product built on 1.2 micron technology.

     While selling, general and administrative expenses saw a dollar increase for the second quarter 1997 as compared to the second quarter 1996, the expenses as a percent of revenue remained at approximately 39% for the quarters. These expenses also saw a dollar increase for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996, however, the expenses as a percent of revenue were approximately 37% for the six months ended June 30, 1997 as compared to 48% for the six months ended June 30, 1996. The dollar increase was due primarily to increased advertising, printing, sales commissions and basic overhead.

     The Company recorded a net income of $99,579 in the second quarter of 1997 and a net income of $197,359 for the six months ended June 30, 1997 as compared to a net income of $12,122 for the second quarter of 1996 and a net loss of $222,584 for the six months ended June 30, 1996. This was because of increased product sales and increased gross margins.

     The change in cash flows from operating activities was primarily a result of the change in net income (loss).

FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and to increase net product sales by increasing the availability of existing products and by the introduction of new products. In the second quarter 1997, the Company began shipping qualified 256 kilobit nvSRAM products based upon 0.8 micron technology. The Company anticipates shipping production volumes of this product in the fourth quarter 1997. The Company is currently working with ZMD to decide which derivative nvSRAM product to develop next.

                               SIMTEK CORPORATION


     As of June 30, 1997, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,250,000. About 9% of this backlog is due to delinquencies from lack of the Company's 256 kilobit product. The Company believes that the majority of this delinquency will be filled in the third quarter of 1997. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 11.1 - Computation of per share earnings
             Exhibit 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K

             Form 8-K filed May 22, 1997 announcing "Simtek Announces First Quarter 1997 Financial Results"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SIMTEK CORPORATION
                                  (Registrant)



August 11, 1997                   By  /s/  RICHARD L. PETRITZ
                                     -----------------------------------------
                                     RICHARD L. PETRITZ
                                     Chief Executive Officer and
                                       Chief Financial Officer (acting)




August 11, 1997                   By  /s/ DOUGLAS MITCHELL
                                     ------------------------------------------
                                     DOUGLAS MITCHELL
                                     Chief Operating Officer and Executive Vice
                                     President