Form 10QSB
period 1997-09-30
SIMTEK CORP
filed 1997-11-07
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                             ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                            Outstanding at November 6, 1997
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             28,679,185

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 1997

PART 1. FINANCIAL INFORMATION
                                                                          Page
   ITEM 1                                                                 ----

             Balance Sheets as of September 30, 1997 and
             December 31, 1996                                              3

             Statements of Operations for the three months and nine
             months ended September 30, 1997 and 1996                       4

             Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996                                    5

             Notes to Financial Statements                                  6

   ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                           7-8

PART II. OTHER INFORMATION

   ITEM 1    Legal Proceedings                                              9

   ITEM 2    Changes in Securities                                          9

   ITEM 3    Defaults upon Senior Securities                                9

   ITEM 4    Matters Submitted to a Vote of Securities Holders              9

   ITEM 5    Other Information                                              9

   ITEM 6    Exhibits and Reports on Form 8-K                               9

SIGNATURES                                                                 10

                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------                                                            September 30, 1997     December 31, 1996
                                                                                ------------------     -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $        1,151,137        $        964,456
   Accounts receivable - trade, net........................................             897,935                 593,378
   Inventory, net .........................................................             400,424                 327,221
   Prepaid expenses and other..............................................              16,122                  25,850
                                                                             ------------------------------------------

       Total current assets................................................           2,465,618               1,910,905

EQUIPMENT AND FURNITURE, net...............................................             209,525                 229,008
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        2,675,143        $      2,139,913
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
       ZMD.................................................................  $          384,797        $        290,957
       Other...............................................................             134,440                 212,279
   Accrued expenses........................................................             510,191                 349,654
   Accrued wages...........................................................             221,475                 222,136
   Accrued vacation payable................................................              59,034                  86,444
   Payable to ZMD..........................................................             130,153                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................           1,440,090               1,291,623

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                  --                     --
   Common stock, $.01 par value, 40,000,000 shares authorized,
       28,679,185 and 28,506,685  shares issued and outstanding
       September 30, 1997 and December 31, 1996, respectively..............             286,792                 285,067
   Additional paid-in capital..............................................          29,752,328              29,730,728
   Accumulated deficit.....................................................         (28,804,067)            (29,167,505)
                                                                             ------------------------------------------
   Shareholder's equity....................................................           1,235,053                 848,290
                                                                             ------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $        2,675,143        $      2,139,913
                                                                             ==========================================

                    The accompanying notes are an integral part of these financial statements.

                                                      -3-

                                                SIMTEK CORPORATION

                                             STATEMENTS OF OPERATIONS

                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                                    -------------------                   -----------------
                                                                   1997             1996                 1997             1996
                                                                   ----             ----                 ----             ----

NET SALES..................................................  $   1,582,536   $    1,550,000       $    4,884,297   $    3,519,718

     Cost of sales.........................................        905,393          935,889            2,827,961        2,204,409
                                                             --------------------------------------------------------------------

GROSS MARGIN...............................................        677,143          614,111            2,056,336        1,315,309

SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSE:
     Design, research and development......................        204,858          251,364              870,899          726,238
     Administrative........................................        132,612          160,491              276,036          364,026
     Marketing.............................................        183,095          156,519              586,759          420,723
                                                             --------------------------------------------------------------------

         Total selling, general and administrative
              expenses.....................................        520,565          568,374            1,733,694        1,510,987

INCOME (LOSS) FROM OPERATIONS..............................        156,578           45,737              322,642         (195,678)
                                                             --------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................         12,667            5,232               39,711           11,756
     Other income (expense), net...........................         (1,546)            (531)               2,705           11,776
                                                             --------------------------------------------------------------------

         Total other income (expense)......................         11,121            4,701               42,416           23,532
                                                             --------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................        167,699           50,438              365,058         (172,146)

     Provision for income taxes............................          1,620               --                1,620               --
                                                             --------------------------------------------------------------------

NET INCOME (LOSS)..........................................  $     166,079   $       50,438       $      363,438   $     (172,146)
                                                             ====================================================================

NET INCOME (LOSS) PER COMMON SHARE.........................  $        0.01   $            *       $         0.01   $         (.01)
                                                             ====================================================================

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING.......................................     28,571,328       26,980,464           28,571,328       26,980,464
                                                             ====================================================================



                    The accompanying notes are an integral part of these financial statements.

                                                SIMTEK CORPORATION

                                              STATEMENTS OF CASH FLOWS


                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------

                                                                                    1997                    1996
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) after income taxes.............................     $       363,438        $       (172,146)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization..............................              94,629                 107,598
           Gain on disposal of equipment..............................                  --                     330
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (304,557)               (481,078)
               Inventory..............................................             (73,203)               (171,708)
               Prepaid expenses and other ............................               9,728                  (4,741)
           Increase (decrease) in:
               Accounts payable.......................................              16,001                 343,653
               Accrued expenses.......................................             132,466                 170,669
                                                                           ---------------------------------------
        Net cash provided by (used in) operating activities...........             238,502                (207,423)
                                                                           ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................             (75,146)                 (3,901)
                                                                           ---------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock Options........................................              23,325                   1,470
     Proceeds from research and development arrangement...............                  --                 378,551
                                                                           ---------------------------------------

        Net cash provided by financing activities.....................              23,325                 380,021
                                                                           ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................             186,681                 168,697
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................             964,456                 311,872
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $     1,151,137        $        480,569
                                                                           =======================================


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

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,582,536 for the third quarter of 1997 and $4,884,297 for the nine months ended September 30, 1997 up from the $1,550,000 recorded for the third quarter 1996 and the $3,519,718 for the nine months ended September 30, 1996. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. These increases were due to increased customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation. One distributor and one direct customer of the Company's nvSRAM products account for more than 47% of the Company's net sales for the third quarter 1997.

           In the third quarter 1997, the Company purchased commercial 64 kilobit and 256 kilobit nvSRAM finished units based on 0.8 micron technology from Zentrum Mikroelektronik Dresden GmbH ("ZMD"), sales from these products accounted for approximately 61% of the Company's revenue for the third quarter 1997. The balance of the Company's revenue for the third quarter 1997, was primarily from the sales of 64 kilobit high end industrial, military devices and 16 kilobit devices built on 1.2 micron technology wafers purchased from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered").

           In the third quarter 1997, the Company increased its gross margins as a percent of revenue from approximately 40% for the third quarter 1996 to approximately 43% for the third quarter 1997. The Company also saw an increase in its gross margins as a percent of revenue from approximately 37% for the nine months ended September 30, 1996 to approximately 42% for the nine months ended September 30, 1997. These increases in gross margin are due to the Company shipping 64 kilobit commercial product based on 0.8 micron technology as compared to shipping 64 kilobit commercial product based on 1.2 micron technology in the same periods in 1996. The Company continued to ship its high end industrial and military business from product built on 1.2 micron technology.

           Selling, general and administrative expenses saw a decrease for the third quarter 1997 as compared to the third quarter 1996. This decrease was due primarily to better cost controls. Selling, general and administrative expenses saw a dollar increase for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. However, these expenses decreased when viewed as a percent of net revenue from 35% for the nine months ended September 30, 1997 as compared to 43% for the nine months ended September 30, 1996. The dollar increase was due primarily to increased advertising, printing, sales commissions and basic overhead.

           The Company recorded a net income of $166,079 in the third quarter of 1997 and a net income of $363,438 for the nine months ended September 30, 1997 as compared to a net income of $50,438 for the third quarter of 1996 and a net loss of $172,146 for the nine months ended September 30, 1996. This was because of increased product sales, increased gross margins and better internal cost controls.

           The change in cash flows from operating activities was primarily a result of the change in net income (loss) and the change in cash flows from investing activities was due primarily to the purchase of certain equipment used in the manufacture of the Company's products.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and to increase net product sales by increasing the availability of existing products and by the introduction of new products. In the third quarter 1997, the Company continued to ship small quantities of its 256 kilobit nvSRAM products based upon 0.8

                               SIMTEK CORPORATION


micron technology. The Company anticipates shipping production volumes of this product in the fourth quarter 1997. The Company is currently working with ZMD to decide which derivative nvSRAM product to develop next.

           As of September 30, 1997, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,000,000. About 11% of this backlog is due to delinquencies from lack of the Company's 256 kilobit product. The Company believes that the majority of this delinquency will be filled in the fourth quarter of 1997. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

           ZMD continues to own approximately 30% of the Company's Common Stock and may not exceed 30% without approval of Simtek's Board of Directors.

           The Company may require additional capital to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report. However, the Company filed an S-3 Registration Statement, that became effective on October 14, 1997, to register the shares underlying the warrants that were shown outstanding as of December 31, 1996 in the Company's Form-10KSB. This may make possible the raising of capital by the exercising of some or all of these warrants. Simtek's Board of Directors passed a resolution on October 24,1997 extending the exercise date of the warrants that were to expire on October 26, 1997 to May 31, 1998. The terms and conditions of all the other warrants remain the same.

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               Exhibit 11.1 - Computation of per share earnings
               Exhibit 27.1 - Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------

               Form 8-K filed July 7, 1997 announcing "First Quarter 1997 Interim Report to Shareholders" and a press release "Simtek Corporation Appoints Chief Operating Officer"

               Form 8-K filed July 31, 1997 announcing "Simtek Announces Financial Results for the Second Quarter of 1997"

               Form 8-K filed September 5, 1997 announcing "Second Quarter 1997 Interim Report to Shareholders"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SIMTEK CORPORATION
                                  (Registrant)


November 6, 1997                  By  /s/  RICHARD L. PETRITZ
                                     ------------------------
                                           RICHARD L. PETRITZ
                                           Chief Executive Officer and
                                             Chief Financial Officer (acting)




November 6, 1997                  By  /s/ DOUGLAS MITCHELL
                                     ---------------------
                                          DOUGLAS MITCHELL
                                          Chief Operating Officer and Executive
                                            Vice President