Form 10KSB40
period 1997-12-31
SIMTEK CORP
filed 1998-03-27
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              ---------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-19027


                               SIMTEK CORPORATION
             (Exact name of registrant as specified in its charter)

              -----------------------------------------------------

          Colorado                                      84-1057605
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


    1465 Kelly Johnson Boulevard, Suite 301, Colorado Springs, Colorado 80920
               (Address of principal executive offices) (Zip Code)

                                 (719) 531-9444
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

               Common Stock $.01 Par Value     OTC Bulletin Board
               --------------------------------------------------
                                (Title of Class)

                   Class B Redeemable Warrants     Not Listed
                   ------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year were $6,632,186.

The aggregate market value of the 18,854,155 shares of voting stock held by non-affiliates of the registrant was approximately $8,673,000, based upon the closing sale price of the Common Stock on March 13, 1998 of $ 0.46 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 24, 1998 was 28,691,699.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ---      ---


                                                     TABLE OF CONTENTS


PART I
Item 1:        Business.........................................................................................  3

Item 2:        Properties....................................................................................... 15

Item 3:        Legal Proceedings................................................................................ 15

Item 4:        Matters Submitted to a Vote of Security Holders.................................................. 15


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters......................... 16

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................. 17

Item 7:        Financial Statements and Supplementary Data...................................................... 22

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure.................................................................................... 39


PART III

Item 9:        Directors and Executive Officers of the Registrant............................................... 40

Item 10:       Executive Compensation........................................................................... 43

Item 11:       Security Ownership of Certain Beneficial Owners and Management................................... 45

Item 12:       Certain Relationships and Related Transactions................................................... 47

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 48


                                     PART I
ITEM 1: BUSINESS

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

     Since establishing in September 1991 that the Company's products meet or exceed certain quality and reliability standards, the Company has received and filled more than 3,100 customer evaluation requests for its products. The Company has accepted purchase orders from many Fortune 500 companies. As of December 31, 1997, the Company's backlog for released purchase orders was approximately $770,000, all of which is expected to be shipped by June 30, 1998. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue. Since inception, in 1987 through December 31, 1997, the Company has generated net revenue of approximately $19,129,000 from the sale of products. Of this amount, approximately $6,632,000 was generated during the year ended December 31, 1997.

     The Company has completed the development and is in production of its first four families of products, 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile static random access memories ("nvSRAMs"). The Company's 256 kilobit nvSRAM was qualified in 1997 for sales into the commercial and industrial markets. The Company anticipates having the 256 kilobit qualified for shipment into the military market during the first half of 1998. The Company's 64 kilobit nvSRAMs meet or exceed the requirements for sales into commercial, industrial and military markets. The Company's 16 kilobit and 4 kilobit nvSRAMs have been qualified for sales into commercial and industrial markets. Simtek believes its 256 kilobit nvSRAMs offer lower cost per bit, greater memory capacity and faster data access speeds than other existing single-chip nonvolatile SRAMs. Simtek's 64 kilobit, 16 kilobit and 4 kilobit nvSRAMs provide even lower cost solutions for customers who do not require 256 kilobits of memory. The Company's nvSRAMs are physically smaller and require less maintenance than SRAM devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than SRAM devices that achieve nonvolatility by being combined with additional chips.

     The Company reduces capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") began providing silicon wafers for the Company's nvSRAM products in September 1993 and continues to provide wafers based on the Company's 0.8 and 1.2 micron product technology. Zentrum Mikroelektronik Dresden GmbH ("ZMD") of Dresden, Germany is supplying the Company with 256 kilobit, 64 kilobit and 16 kilobit finished units based on the Company's 0.8 micron product technology. In the fourth quarter of 1997, the Company engaged Lucent
Technologies to provide a final test capability for products sourced from Chartered.

     During 1997, Company purchases from Chartered were for wafers primarily based on 1.2 micron wafer technology. Sales of nvSRAMs generated from these wafers accounted for approximately 43% of the Company's revenue for 1997. In the fourth quarter of 1997, the Company qualified the 0.8 micron technology from Chartered for use in the Company's commercial product. The Company is in the process of completing the qualification of this technology for use in its military products. The Company anticipates the qualification to be complete in the second quarter of 1998.

     The Company along with ZMD completed development and product qualification of the Company's 256 kilobit product based on 0.8 micron product technology in the second quarter of 1997. Sales of the 256 kilobit and 64 kilobit product based on 0.8 micron product technology accounted for approximately 57% of the Company's sales for 1997.

     For sales and marketing of its products, the Company utilizes three sales offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Atlanta, Georgia. The Company has engaged 18 independent representative organizations with 44 sales offices and 28 distributor organizations with 60 sales offices. Both organizations have multiple sales offices and sales people covering specific territories. Simtek has access to a worldwide market through these organizations and their sales offices.

INDUSTRY AND PRODUCT BACKGROUND

     The semiconductor memory market is very large and highly differentiated. The market covers a wide range of product densities, speeds, features and prices. The ideal memory would have (1) high bit density per chip to minimize the number of chips required in a system; (2) fast data read and write speeds to allow a system's microprocessor to access data without having to wait; (3) the ability to read and modify data an unlimited number of times; (4) the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility); (5) availability in a variety of package types for modern assembly techniques; and
(6) the ability to be tested completely by the manufacturer to ensure the highest quality and reliability. Although customers would like to have memory components with all of these attributes it currently is not technically feasible. Therefore, the memory market is segmented with different products combining different mixes of these attributes.

     Semiconductor memories can be divided into two main categories, volatile and nonvolatile. Volatile memories generally offer high densities and fast data access and programming speeds, but lose data when electrical power is interrupted. Nonvolatile memories retain data in the absence of electrical power, but typically have been subject to speed and testing limitations and wear out if they are modified too many times. There are a number of common volatile and nonvolatile product types, as set forth below. The list of products under "Combinations" is limited to single packages and does not include combinations of the listed memories in separate packages, such as SRAMs in combination with EPROMs and EEPROMs.

         VOLATILE        NONVOLATILE        COMBINATIONS
         --------        -----------        ------------

         SRAM            EEPROM             nvSRAM
         DRAM            Flash Memory       NVRAM
                         EPROM              SRAM plus lithium battery ("Batram")
                         PROM
                         ROM



     VOLATILE MEMORIES. Rewritable semiconductor memories store varying amounts of electronic charge within individual memory cells to perform the memory function. In a Dynamic Random Access Memory (DRAM), the charge must be electrically refreshed many times per second or data are lost even when power is continuously applied. In a Static Random Access Memory (SRAM), the charge need not be refreshed, but data can be retained only if power is not interrupted.

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

     Nonvolatile   random  access  memories   (NVRAMs)   combine   volatile  and
nonvolatile memory cells on a single chip and do not require a battery. The Company believes its nvSRAM represents a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. Simtek combines an SRAM memory cell with an EEPROM memory cell to create a small nvSRAM memory cell. The Company's unique and patented memory cell design enables the nvSRAM to be produced at densities higher than existing NVRAMs and at a lower cost per bit. In addition to high density and nonvolatility, the nvSRAM has fast data access and program speeds and the SRAM portion of the memory can be modified an unlimited number of times without wearing out.

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

     The SNOS technology coupled with the Company's nvSRAM memory cell allows high performance nonvolatile SRAMs to be manufactured using complementary metal oxide semiconductor (CMOS) technology. The SNOS technology used by the Company has proven to be highly reliable, as demonstrated by the Company's product qualification results to date.

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

     The Company finalized commercial and industrial qualification of two versions of its initial 64 kilobit nvSRAM product offering in September 1991 and April 1992, respectively. The Company completed military qualification of its initial nvSRAM in May 1992. The Company began sales into the commercial market of its initial 16 kilobit nvSRAM product family in 1992. The nvSRAM product family also includes the 4 kilobit version. The Company completed the development and product qualification of the 64 kilobit AutoStoreTM nvSRAM in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the SRAM cells into the EEPROM cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Production of the Company's 256 kilobit began in May 1997.

     In addition to its qualified product sales, the Company has shipped nvSRAM samples to more than 3,100 prospective customers for evaluation and currently has a worldwide customer base of over 300 companies in products ranging from utility meters to military aircraft.

     NEW INTRODUCTIONS: The Company began shipping production qualified 256 kilobit nvSRAM products in mid-1997. These products are 16 times denser than the nearest competitor with a monolithic solution. The Company believes its 256 kilobit products will expand the market for Simtek products.

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

     Simtek currently offers the high performance nvSRAMs listed below:

                                                  nvSRAMS SUPPLIED

     Product          Description                             Speed                 Package          Flow
-----------------------------------------------------------------------------------------------------------------
STK20C04              4K (512x8) HW Store                   30,35,45 ns               600-P        Comm./Ind.
STK22C48              16K (2Kx8) AutoStoreTM                30,35,45 ns               600-P        Comm./Ind.
STK25C48              16K (2Kx8) AutoStoreTM                30,35,45 ns               600-P        Comm./Ind.
STK10C48              16K (2Kx8) HW Store                   30,35,45ns                PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK11C48              16K (2Kx8) SW Store                   30,35,45ns                PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK10C68              64K (8Kx8) HW Store                   25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK11C68              64K (8Kx8) SW Store                   25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK12C68              64K (8Kx8) AutoStoreTM                25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK15C68              64K (8Kx8) AutoStoreTM                25,35,45 ns               600-P        Comm./Ind.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
STK11C88              256K (32Kx8) SW Store                 25,35,45                  PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK14C88              256K (32Kx8) AutoStoreTM              25,35,45                  PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      CDIP         Comm./Ind./Mil**
                                                                                      LCC          Comm./Ind./Mil**
STK15C88              256K (32Kx8) AutoStoreTM              25,35,45                  PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.

** Qualification scheduled to be complete second quarter 1998.

RESEARCH AND DEVELOPMENT

     Much of the Company's research and development activities are centered around developing new products and reducing the cost of its nvSRAM products. Cost reduction is being done principally by introducing its 0.8 micron technology. This technology shrinks the size of the 64 kilobit nvSRAM chip and has enabled the Company to develop a cost effective 256 kilobit nvSRAM. The Company is continuing its efforts to improve yield on the 0.8 micron technology along with maintaining the existing yield on the Company's 1.2 micron technology. In order to further reduce costs, the Company engaged Lucent Technologies in the fourth quarter 1997 for testing of its 0.8 micron products. The Company has a test floor used for evaluation of its technologies, product designs and product quality. The test floor is also used for production testing of incoming wafers.

     The Company's research and development expenditures for the years ended December 31, 1997 and 1996 were $1,180,100 and $994,444, respectively. The Company intends to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of its existing products.

MANUFACTURING AND QUALITY CONTROL

     The Company's manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of the Company's product designs and technologies.

     In 1992, the Company and Chartered entered into a manufacturing agreement (the "Chartered Manufacturing Agreement") to provide the Company with silicon wafers for the Company's products through at least September 29, 1997; in September 1997, this agreement was extended to September 8, 1998. Under the Chartered Manufacturing Agreement, Chartered has installed a manufacturing process for versions of the Company's current and future products. The Chartered Manufacturing Agreement also provides for Chartered to manufacture wafers for the Company's licensees of its technology.

     According to the extended Chartered Manufacturing Agreement, the Company has the right to purchase up to 600 six-inch silicon wafers per month from Chartered's facility in Singapore. During 1997, approximately 43% of the Company's product sales were based on wafers purchased from Chartered.

     The Cooperation Agreement entered into with ZMD in September 1995, provided for Simtek to purchase finished 0.8 micron units from their foundry. In 1997, the Company continued purchasing qualified production quantities of the 64 kilobit units and in the third quarter 1997 began purchasing qualified production quantities of the 256 kilobit units from ZMD. Sales of the 256 kilobit and 64 kilobit product based on 0.8 micron product technology accounted for approximately 57% of the Company's sales in 1997.

     The Company's subcontractors provide quality control for the manufacture of the Company's products. The Company maintains its own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     The Company's quality and reliability programs were audited by several commercial and military customers during 1997 as part of routine supplier certification procedures. All such audits were completed satisfactorily.

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

     The Company's product families are standard products designed for many applications in contrast to products designed for specific application ("ASIC's", or Application Specific Integrated Circuits). Therefore, management believes that its products will address very broad markets. The Company has received orders and inquiries regarding its nvSRAMs from over 10,000 potential customers as a result of exposure of the Company's products at trade shows, articles appearing in industry trade journals, direct advertising and the Company's sales network. The Company has sold product, received requests and sent samples of its nvSRAM products to approximately 3,100 potential customers for applications such as:

     Airborne and Space Computers              Lighting
     Automotive Control & Monitoring           Medical Instruments
     Portable Telephone Modems                 Control Systems
     Portable Computers                        Currency Changers
     Postal Meters                             Data Monitoring Equipment
     Printers                                  Disk Drives
     Process Control Equipment                 Facsimile Machines
     Radar and Sonar Systems                   Gaming
     Telecommunications Systems                GPS Navigational Systems
     Terminals                                 Guidance and Targeting Systems
     Test Equipment                            High Performance Workstations
     Utility Meters                            Laser Printers
     Vending Machines                          Mainframe Computers
     Weapon Control Systems                    CD Writers
     Security Systems                          Copiers
     Broadcast Equipment                       Cable TV Set Top Converter Boxes
     Studio Recording Equipment

SALES AND DISTRIBUTION

     The Company's strategy is to generate sales through the use of independent sales representative agencies and distributors. Management believes this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     Simtek currently has three sales and marketing offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Atlanta, Georgia. The Company has engaged 18 independent representative organizations with 44 sales offices and 28 distributor organizations with 60 sales offices. Both organizations have multiple sales offices and sales people covering a specific territory. Through these organizations and their sales offices Simtek is capable of serving a worldwide market.

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

CUSTOMER AND BACKLOG

     The Company has shipped qualified nvSRAM products to customers directly and through distributors since the September 1991 commercial product qualification; the majority of its customers are Fortune 500 companies. Approximately 31% of the Company's net product sales during 1997 were to customers in the Pacific Rim and approximately 16% were to customers in Europe. The remaining product sales were to customers in North America.

     As of December 31, 1997 the Company had a backlog of unshipped customer orders of approximately $770,000, which is expected to be filled by June 30, 1998. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     During 1997, the Company continued to receive initial and scheduled production orders on its 64 kilobit product. Management believes the Company will continue to receive volume production orders on its 64 kilobit product and will begin receiving production orders on its 256 kilobit product.

LICENSES

     PRODUCT AND TECHNOLOGY LICENSE SALES. The Company has sold product and technology licenses to Nippon Steel, Plessey and ZMD. Based on prior actions by Nippon Steel and Plessey, the Company doesn't anticipate any future activity on the licenses with Nippon Steel and Plessey.

     ZMD. In June of 1994, the Company signed a joint development agreement with ZMD to install the 1.2 micron products for manufacture at ZMD and to jointly develop the 0.8 micron technology at Chartered. The Agreement was modified in August of 1994 by a Letter of Intent between the two Companies to bypass the installation of 1.2 micron technology at ZMD and instead modify the 0.8 micron technology to run in the ZMD factory. For this cooperative development, ZMD has paid Simtek $750,000 for Simtek's development expenses. ZMD received a license to manufacture and sell the 64 kilobit and 256 kilobit nvSRAM products built in the sub-micron technology. ZMD fulfilled their obligation, under the Letter of Intent, to pay the Company $600,000 in prepaid royalties on their future product sales. These payments were intended to allow Simtek to continue development of the market for nvSRAM products. As of December 31, 1995, ZMD paid $750,000 for technology development which converted to equity on February 28, 1995 and $600,000 in prepaid royalties which converted to royalty income during 1995.

     In September 1995, the Company entered into a one-year Cooperation Agreement with ZMD. One of the items in the agreement was that the two companies would jointly develop and install the 64 kilobit and 256 kilobit nvSRAM based on
0.8 micron technologies into ZMD's wafer fabrication facility. It was also understood that the two companies would cooperate in the development of additional derivative nvSRAM products based upon the same technology. ZMD and Simtek will have joint ownership of all products and processes jointly developed by the companies using the 0.8 micron process flow.

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

     Products that compete with the Company's family of nvSRAMs fall into three categories. The first category of products that compete with Simtek's nvSRAMs are volatile and nonvolatile chips used in combination, such as fast SRAMs used with EPROMs, EEPROMs, or Flash memory. Management believes that Simtek has advantages in these applications because the nvSRAM allows data to be stored in milliseconds as compared to seconds for chips used in pairs. The Company's single chip solution provides a space savings and easier manufacturing. The Company's single chip solution generally provides increased reliability versus multiple chips. Simtek believes it will be able to compete with many solutions requiring density up to 256 kilobit; however, in those instances where the density requirement is beyond 256 kilobits the nvSRAM does not compete. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp.

     The second category of products that compete with the Company's nvSRAMs are products that combine SRAMs with lithium batteries in specially adapted packages. These products generally are slower in access speeds than the Company's nvSRAMs due in part to limitations caused by life of the lithium battery when coupled with a faster SRAM. The Company's nvSRAMs are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the SRAM/battery solutions by the lithium battery. The Company's nvSRAMs can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. Again, the Simtek product line up to 256 kilobit nvSRAMs will allow for competing in many applications. However, lithium battery-backed SRAM products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., SGS-Thomson, Inc and Benchmarq Microelectronics, Inc.

     The third category consists of NVRAMs that combine SRAM memory cells and EEPROM memory cells on a monolithic chip of silicon. The Company's current product offerings are of higher density, faster access times and the Company believes can be manufactured at lower costs per bit than NVRAMS. Another company that is currently supplying NVRAMs is Xicor, Inc. The Company believes that Xicor's highest density single chip part is 16 kilobit.

     ZMD, through their license agreement with Simtek, has the worldwide right to sell under the ZMD label nvSRAMs developed jointly by Simtek and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD may begin selling such nvSRAMs. This may have a positive impact for Simtek by creating a second source for Simtek's nvSRAM products. However, a potentially negative impact to Simtek may be the presence of ZMD as a competitor to Simtek.

     The Company's management is aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Ramtron, Raytheon, Symetrix, National Semiconductor and others are developing ferroelectric products.
Honeywell, Inc. is developing magnetic film products.

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

     It is common in the semiconductor industry for companies to obtain copyright, trademark and patent protection of their intellectual property. Management believes that patents are significant in its industry, and the Company is seeking to build a patent portfolio. The Company expects to enter into patent license and cross-license agreements with other companies. The Company has been issued six patents in the United States on its nvSRAM memory cell and other circuit designs. These patents have terms that expire through 2008 to 2013. The Company has also taken steps to obtain international patents on certain of its products. The Company has two applications pending and intends to prepare patent applications on additional circuit designs it has developed.

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

EMPLOYEES

     As of the date of this Form 10-KSB, the Company has 21 full-time employees and two temporary employees. Of these employees eight are engaged in design and engineering activities, four in sales and marketing, seven in product operations and quality assurance, and four in management and administration. The Company also uses the resources of selected consultants from time to time. The Company considers that its relations with its employees are generally satisfactory.

ITEM 2.  PROPERTIES
-------------------

     Simtek leases approximately 9,170 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 2,350 square feet. The lease covering the Company's facilities expires on October 31, 1998. Management believes that its existing facilities will be adequate to meet its reasonably foreseeable needs or that, upon expiration of the current lease, alternative facilities will be available to it on acceptable terms to meet its requirements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There are no legal proceedings pending against the Company.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     On November 6, 1997, the Company held a special meeting of shareholders to vote on an increase to the number of authorized shares by 40,000,000 shares to a total of 80,000,000 shares by amending the Company's articles of incorporation and to ratify the selection of Hein + Associates LLP, as the Company's independent auditors for the year ending December 31, 1997. Both proposals were passed, with the voting as set forth below:

                                       For             Against          Abstain
                                       ---             -------          -------

Increase of Authorized Shares      25,544,461          570,930           57,700

Approval of Accountants            26,042,391           80,700           50,000

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS
-------------------------------------------------------------------------

     The Common Stock is listed on the OTC Electronic Bulletin Board under the symbol SRAM. The Common Stock was listed on the NASDAQ Small-Cap Market until July 18, 1995 and then transferred to the OTC Electronic Bulletin Board because the Company no longer met the requirements for inclusion on the NASDAQ Small-Cap Market. In order for the Company to have its Common Stock relisted on the National Market System, the Company must meet all the requirements for an initial listing. The Class A and Class B Redeemable Warrants were included on the NASDAQ Small-Cap Market until March 15, 1995 at which time they were delisted because the Company no longer met the requirement of maintaining two active market makers. On March 6, 1996 the Class A Redeemable Warrants expired.

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

     Shown below is the closing high bid and the closing low offer as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                              Common Stock
                                                              ------------
                                                          High Bid     Low Offer
                                                          --------     ---------

     1996
First Quarter.......................................         .18          .23
Second Quarter......................................         .15          .20
Third Quarter.......................................         .20          .24
Fourth Quarter......................................         .16          .19

     1997
First Quarter.......................................         .21          .23
Second Quarter......................................         .51          .53
Third Quarter.......................................         .41          .46
Fourth Quarter......................................         .35          .39

     As of December 31, 1997, there were 298 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or "street name."

     The Company has not paid any dividends on its Common Stock since inception and does not intend to pay any in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

RESULTS OF OPERATIONS

     GENERAL. Simtek has designed and developed nonvolatile semiconductor products since it commenced business operations in May 1987. The Company has concentrated on the design and development of the 4, 16, 64 and 256 kilobit nvSRAM product families and technologies, the design of a 256 kilobit EEPROM, marketing, distribution channels, and sources of supply, including production at subcontractors.

     In September 1991, the Company began the sale of certain commercially qualified 64 kilobit nvSRAM products. After initial qualification of its first product in 1991, the Company began expanding the 64 kilobit nvSRAM product family. By the end of 1993, the Company had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. In 1995, the Company entered into an agreement with ZMD to expedite the development of 0.8 micron technology products for manufacture in ZMD's wafer fab. In 1996, the qualification of the 64 kilobit product based on
0.8 micron technology was complete and the Company began purchasing this product as finished units from ZMD. In the second quarter 1997, the qualification of the 256 kilobit product based on 0.8 micron technology was completed and the Company began purchasing this product as finished units from ZMD. Sales from these two products accounted for approximately 57% of the Company's revenue for 1997.

     In the fourth quarter 1997, the Company qualified its 256 kilobit product based on 0.8 micron technology from wafers built by Chartered.

     The Company's customer base continued to expand from the end of 1996 to December 31, 1997 along with the existing customers continuing to place volume production orders. The increase in the customer base led to an increase in net product sales. Simtek recorded net product sales of $6,632,186 for the year ended December 31,1997, an increase from the $5,196,653 recorded for the year ended December 31, 1996.

     REVIEW OF 1997 OPERATIONS. During 1997, the Company focused on the objectives of the 1997 business plan which were aimed at making Simtek's operation more efficient. Highlights of the plan include: 1) sales revenue of $8,000,000; 2) maintain positive gross margins; 3) assist ZMD with the qualification of the 256 kilobit and 16 kilobit nvSRAM products based on 0.8 micron technology produced from their fab; 4) install and qualify the 256 kilobit nvSRAM based on 0.8 micron technology in Chartered's wafer fab; 5) extend the agreement with Chartered that was scheduled to expire in September 1997; 6) monitor selling, general and administrative expenses in order to maintain profitability; 7) find a source of additional funding to support the production and marketing of the 256 kilobit nvSRAM product. Described below is how the Company performed against its goals:

     Total product sales for 1997 were $6,632,186 which was less than the Company anticipated. The shortage was primarily due to the qualification of the 256 kilobit product being delayed from 1996. This delay prevented the Company from sampling the product early in 1997 which would have enabled the Company to start filling volume production orders in late 1997. However, the Company believes that it will begin seeing volume production orders of the 256 kilobit product in 1998. Sales of the Company's 16 kilobit product in 1997 remained at approximately the same level as 1996. Sales of the Company's 64 kilobit product in 1997 increased over 1996; this increase was due to volume production orders being placed by customers. The increase in volume production orders allowed the Company to see an increase of approximately 50% in units purchased during 1997 as compared to 1996, however, the increase caused a slight decrease in average selling prices over the previous year. The Company realized an increase of approximately 8% in its 64 kilobit military product based on 1.2 micron product technology as compared to 1996.

     The Company was able to improve its gross margins through 1997 because of maintaining the yields on the 1.2 micron product technology that is used to support high margin industrial and military products and with the continued use of the 64 kilobit product based on 0.8 micron technology for its commercial sales. The Company had gross margins of $2,955,754 during 1997.

     The Company, along with ZMD achieved the qualification of the 256 kilobit product for commercial and industrial use in the second quarter 1997. The qualification of the 16 kilobit product for commercial and industrial use was completed in the fourth quarter 1997.

     In the first quarter 1997, the Company began the installation of the 256 kilobit product based on 0.8 micron technology into Chartered's wafer fab. Qualification of the 256 kilobit product based on 0.8 micron technology received from Chartered for use in commercial and industrial applications was completed in the fourth quarter of 1997. The Company is currently in the process of qualifying this product for military use. It is anticipated that this qualification will be complete in the second quarter of 1998. In September 1997, Chartered extended the agreement with Simtek until September 1998.

     In the fourth quarter of 1997, the Company engaged Lucent Technologies to perform final test of its 256 kilobit product received from Chartered. The installation of the test programs and the purchase of the capital equipment has been completed and the Company is in the final test correlation process with Lucent.

     Selling, general and administrative expenses for the year ended December 31, 1997 increased by approximately $225,000 from the year ended December 31, 1996; however, as a percentage of net sales these expenses were 34% in 1997 and 39% in 1996.

     The increase in net sales and gross margins, along with controlled spending in other areas resulted in the Company realizing a net income of $788,618.

     YEARS ENDED DECEMBER 31, 1997 AND 1996. Simtek's net product sales for 1997 totaled $6,632,186 compared to $5,196,653 for 1996. The increase in net product sales for the year ended December 31, 1997 was due to increased volume production orders and customer acceptance of nvSRAM products and better product availability for all of 1997. During 1997, sales of the Company's 64 kilobit nvSRAM military products accounted for approximately 33% of the Company's sales, while sales of the 256 kilobit and 64 kilobit nvSRAM product based on 0.8 micron technology accounted for approximately 57%. Sales of the Company's 16 kilobit and 64 kilobit nvSRAM product based on 1.2 micron technology accounted for the balance of the increase in sales as compared to 1996. Two distributors of the Company's nvSRAM products and one direct customer accounted for approximately 41% and 22%, respectively, of the Company's net product sales for the year ended December 31, 1997.

     The Company had a net income of $788,618 for the year ended December 31, 1997 compared to $144,516 for the year ended December 31, 1996. The Company realized a positive gross margin of $2,955,754 in 1997 compared to $2,123,042 in 1996.

     Selling, general and administrative expenses were approximately $225,000 greater for the year ended December 31, 1997 than for the year ended December 31, 1996. Of this increase, approximately $186,000 related to research and development, which was due to the installation of the 0.8 micron 256 kilobit nvSRAM into Chartered's wafer fab. The next largest increase of approximately $108,000 was for sales and marketing which was attributed to an increase in advertising expense and an increase in sales commission. Administration saw a decrease of approximately $70,000 which was the result of a one time expense adjustment that occurred in 1996.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to maintain profitability will depend primarily on its ability to continue reducing its manufacturing costs and increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base.

     As of December 31, 1997, the Company had a backlog of unshipped customer orders of $770,000 expected to be filled by June 30, 1998. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In 1997, the Company purchased all of its 1.2 micron technology wafers from a single supplier, Chartered. Approximately 43% of the Company's sales for 1997 were from finished units produced from these wafers. The Company has an agreement with Chartered to provide wafers through September 1998. In 1997, the Company also purchased finished units from ZMD based on 0.8 micron technology; sales from these products accounted for approximately 57% of the Company's sales for 1997. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1997, the Company raised approximately $32,100,000 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 1997, the Company generated $10,085,000 of gross revenue from the sale of product and technology licenses, approximately $19,129,000 from net product sales and $600,000 in royalty income.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of Common Stock at a price of $0.175 per share for all monies paid in 1995 and at the average share price of the quarter the monies were paid for all monies paid in 1996. In 1996, the Company received $378,551 under this agreement of which $248,398 was converted into 1,353,374 shares of Common Stock at a price of $.1548 and 165,000 shares of Common Stock at a price of $.2358. The balance of $130,153 remains as a payable to ZMD on the balance sheet as of December 31, 1997. ZMD currently owns approximately 30% of the Company's Common Stock and may not exceed 30% without the approval of Simtek's Board of Directors.

     The Company had accounts payable, accrued expenses and other payables to related parties of $1,574,209 at December 31, 1997.

     The Company's cash balance at December 31, 1997 was $1,475,599.

     The Company's liquidity will depend on its revenue growth and its ability to sell its products at positive gross margins and control its operating expenses.

     The Company may require additional capital to fund production and marketing of its 0.8 micron 256 kilobit nvSRAM and the development of other new products. The Company does not have any commitments for such additional capital as of the date of this report. However, the Company filed an S-3 Registration Statement, that became effective on October 14, 1997, to register the shares underlying the warrants that are shown as outstanding in the notes to the financial statements in this Form-10KSB. The Company will receive approximately $6,200,000 if all such outstanding warrants are exercised. There can be no assurance, however, that all or any portion of those outstanding warrants will be exercised. The warrants have exercise prices ranging from $.50 to $ 2.97 per share. Simtek's Board of Directors passed a resolution on October 24, 1997 and February 3, 1998 extending the exercise date of the warrants that were to expire on October 26, 1997 and February 12, 1998 to May 31, 1998, respectively. The terms and conditions of all the other warrants remain the same.

     For the year ended December 31, 1997, cash flow from operations was $564,075, which is primarily attributable to a net income of $788,618, plus depreciation and amortization of $127,444. The increase in accounts receivable of $383,263 was primarily offset by an increase in accounts payable and accrued expenses totaling $300,202. Inventory increased by $362,960 to accommodate anticipated increases in sales in 1998. Net cash used in investing activities of $76,257 was the result of purchases of equipment and furniture. Net cash flow from financing activities of $23,325 was primarily the result of proceeds from the exercise of stock options.

     For the year ended December 31, 1996, cash flow from operations was $291,287, which was primarily attributable to a net income of $144,516, plus depreciation and amortization of $134,393. The increase in accounts receivable of $400,709 was offset by the increase in accounts payable and accrued expenses totaling $409,631. Net cash used in investing activities of $18,724 was the result of purchases of equipment and furniture. Net cash flow from financing activities of $380,021 was the result of proceeds from ZMD under the Cooperation Agreement.

     In addition, as is further described in Note 4, in the financial statements included herein, the Company has been notified by three companies that certain of the Company's products may relate to patents owned by them and could result in the Company having to license the patents.

     In  1997,   Statement  of  Financial  Accounting  Standards  130  REPORTING
COMPREHENSIVE INCOME and Statement of Financial Accounting Standards 131 DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION were issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.

     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of standards.

     Management has initiated an enterprise-wide program to prepare the Company's computer and manufacturing systems and applications for the year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses related to the year 2000 project. At this point, the Company is not able to determine the estimated cost for its year 2000 project and, if unresolved, whether the year 2000 issue will have a material impact on the operations of the Company.

INFLATION

     The impact of inflation on the Company's business has not been material.

                                                   SIMTEK CORPORATION

                                              INDEX TO FINANCIAL STATEMENTS



                                                                                                                     PAGE
                                                                                                                     ----
Independent Auditor's Report........................................................................................  23

Balance Sheet - December 31, 1997...................................................................................  24

Statements of Income - For the Years Ended December 31, 1997 and 1996...............................................  25

Statement of Changes in Shareholders' Equity - For the Years Ended December 31, 1997 and 1996.......................  26

Statements of Cash Flows - For the Years Ended December 31, 1997 and 1996...........................................  27

Notes to Financial Statements.......................................................................................  28


                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Simtek Corporation as of December 31, 1997 and the related statements of income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1997, in conformity with general accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 6, 1998

                                                   SIMTEK CORPORATION

                                                      BALANCE SHEET
                                                    DECEMBER 31, 1997


                                                         ASSETS
                                                         ------

CURRENT ASSETS:
    Cash and cash equivalents                                                                       $1,475,599
    Accounts receivable - trade, net of allowance for doubtful accounts and
         return allowances of $64,378                                                                  921,798
    Inventory                                                                                          641,264
    Prepaid expenses and other                                                                          17,960
                                                                                                    ----------
             Total current assets                                                                    3,056,621

EQUIPMENT AND FURNITURE, net                                                                           177,821
                                                                                                    ----------
TOTAL ASSETS                                                                                        $3,234,442
                                                                                                    ==========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------

CURRENT LIABILITIES:
    Accounts payable:
         ZMD                                                                                       $  716,716
         Other                                                                                        173,325
    Accrued expenses                                                                                  269,592
    Accrued wages                                                                                     222,022
    Accrued vacation payable                                                                           62,401
    Payable to ZMD                                                                                    130,153
                                                                                                   ----------
             Total current liabilities                                                              1,574,209
                                                                                                   ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued and outstanding                                                                       -
    Common stock, $.01 par value; 80,000,000 shares authorized,
         28,679,185 shares issued and outstanding                                                     286,792
    Additional paid-in capital                                                                     29,752,328
    Accumulated deficit                                                                           (28,378,887)
                                                                                                  -----------
             Total shareholders' equity                                                             1,660,233
                                                                                                  -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $ 3,234,442
                                                                                                  ===========



                                  See accompanying notes to these financial statements.

                                                           24

                                                   SIMTEK CORPORATION

                                                  STATEMENTS OF INCOME


                                                                                           FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                      ------------------------------
                                                                                         1997                1996
                                                                                      ----------          ----------
NET SALES                                                                             $6,632,186          $5,196,653

    Cost of sales                                                                      3,676,432           3,073,611
                                                                                      ----------          ----------

GROSS MARGIN                                                                           2,955,754           2,123,042

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
    Research and development costs                                                     1,180,100             994,444
    Sales and marketing                                                                  675,361             567,049
    Administrative                                                                       369,718             439,429
                                                                                      ----------          ----------

             Total selling, general and administrative expense                         2,225,179           2,000,922
                                                                                      ----------          ----------

INCOME FROM OPERATIONS                                                                   730,575             122,120
                                                                                      ----------          ----------

OTHER INCOME:
    Interest income, net                                                                  52,375              16,745
    Other income                                                                           5,668               5,651
                                                                                      ----------          ----------

             Total other income                                                           58,043              22,396
                                                                                      ----------          ----------

NET INCOME                                                                            $  788,618          $  144,516
                                                                                      ==========          ==========

BASIC AND DILUTED EPS                                                                 $      .03          $      .01
                                                                                      ==========          ==========






                                  See accompanying notes to these financial statements.

                                                      SIMTEK CORPORATION

                                         STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                       Common Stock                Additional                            Total
                                                -------------------------           Paid-in          Accumulated     Shareholders'
                                                  Shares          Amount            Capital            Deficit         Equity
                                                ----------       --------          ----------        -----------     -------------
BALANCES, January 1, 1996                       26,978,311       $269,783        $29,496,144        $(29,312,021)    $  453,906

    Exercise of stock options                       10,000            100              1,370                   -          1,470
    Shares converted from ZMD research
       and development arrangement               1,518,374         15,184            233,214                   -        248,398
    Net income                                           -              -                  -             144,516        144,516
                                                ----------       --------        -----------        ------------     ----------

BALANCES, December 31, 1996                     28,506,685        285,067         29,730,728         (29,167,505)       848,290

    Exercise of stock options                      172,500          1,725             21,600                   -         23,325
    Net income                                           -              -                  -             788,618        788,618
                                                ----------       --------        -----------        ------------     ----------

BALANCES, December 31, 1997                     28,679,185       $286,792        $29,752,328        $(28,378,887)    $1,660,233
                                                ==========       ========        ===========        ============     ==========














                                     See accompanying notes to these financial statements.

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS



                                                                               FOR THE YEARS ENDED
                                                                                    DECEMBER 31,
                                                                         ------------------------------------
                                                                             1997                     1996
                                                                         -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   788,618              $   144,516
    Adjustments to reconcile net income to net cash from
        operating activities:
            Depreciation and amortization                                    127,444                  134,393
            Net change in reserve accounts                                    86,144                   87,885
            Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                       (383,263)                (400,709)
                  Inventory                                                 (362,960)                 (77,868)
                  Prepaid expenses and other                                   7,890                   (6,561)
              Increase (Decrease) in:
                  Accounts payable                                           386,805                  225,958
                  Accrued expenses                                           (86,603)                 183,673
                                                                         -----------              -----------
        Net cash provided by operating activities                            564,075                  291,287
                                                                         -----------              -----------

CASH FLOWS USED IN INVESTING ACTIVITIES -
    Purchase of equipment and furniture                                      (76,257)                 (18,724)
                                                                         -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from research and development arrangement                            --                  378,551
    Exercise of stock options                                                 23,325                    1,470
                                                                         -----------              -----------
        Net cash provided by financing activities                             23,325                  380,021
                                                                         -----------              -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    511,143                  652,584

CASH AND CASH EQUIVALENTS, beginning of year                                 964,456                  311,872
                                                                         -----------              -----------

CASH AND CASH EQUIVALENTS, end of year                                   $ 1,475,599              $   964,456
                                                                         ===========              ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                               $     3,235              $     3,769
                                                                         ===========              ===========

    Conversion of ZMD liability to common stock                          $        --              $   248,398
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

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997, all of the Company's cash and cash equivalents were held by a single bank, of which approximately $1,498,000 was in excess of federally insured amounts.

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

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 1997 includes:


                  Raw materials                   $ 24,501
                  Work in process                  180,837
                  Finished goods                   562,009
                                                  --------
                                                   767,347
                  Less reserves                   (126,083)
                                                  --------

                                                  $641,264
                                                  ========

     DEPRECIATION - Equipment and furniture are recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations in the period incurred.

     INCOME PER SHARE - The income per share is presented in accordance with the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128). FAS 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

     IMPAIRMENT  OF  LONG-LIVED  ASSETS - In fiscal  1996,  the Company  adopted
     Financial Accounting Standards Board Statement 121 "Impairment of Long-Lived Assets" (FAS 121). In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. FAS 121 had no effect on the December 31, 1997 or 1996 financial statements.

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

     INCOME TAXES - The Company accounts for income taxes under the liability method of FAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance. Valuation allowances are recorded for deferred tax assets that are not expected to be realized.

     NEW PRONOUNCEMENTS - Statement of Financial Accounting Standards 130 Reporting Comprehensive Income and Statement of Financial Accounting

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     Standards 131 Disclosures About Segments of an Enterprise and Related Information were recently issued. Statement 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, Statement 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. Statement 131 supersedes Statement of Financial Accounting Standards 14 Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. Statement 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance.


     Statements 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


 2.  EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 1997 consists of the following:

           Research and development equipment and software    $  704,082
           Computer equipment and software                        98,340
           Office furniture                                       23,982
           Other equipment                                       905,420
                                                              ----------
                                                               1,731,824
           Less accumulated depreciation and amortization     (1,554,003)
                                                              ----------

                                                              $  177,821
                                                              ==========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $127,444 and $134,393 was charged to operations for the years ended December 31, 1997 and 1996, respectively.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


3.   PAYABLE TO ZMD:
     --------------

     Under the terms of a cooperation agreement with ZMD, the Company received $378,551 during 1996 from ZMD. Of the $378,551 received during 1996, $248,398 was converted into 1,518,374 shares of common stock. Because the cooperation agreement specifies that ZMD's ownership of the Company may not exceed 30% without the approval of the Company's Board of Directors, the additional $130,153 that was received from ZMD in 1996 was not converted into common stock and is recorded as a liability at December 31, 1997. Pursuant to the terms of the cooperation agreement, ZMD is allowed to have two members on the Company's Board of Directors.

     In addition, at December 31, 1997, the Company also owed ZMD $716,716, primarily for purchases of inventory.


4.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     OFFICES LEASES - The Company leases office space under a lease which expires on October 31, 1998. Monthly lease payments are approximately $7,300.

     The Company leases furniture and equipment under operating leases which expire over the next three years. Monthly lease payments, including sales tax, are approximately $12,800. At December 31, 1997, future minimum lease payments under the equipment, furniture and office leases described above are approximately as follows:


         Year
         ----
         1998           $226,000
         1999             79,000
         2000                800
                        --------

                        $305,800
                        ========

     Office rent and equipment lease expense totaled $274,241 and $242,591 for the years ended December 31, 1997 and 1996, respectively.

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

     ACCRUED SALARY - Due to limited working capital of the Company, the Company's president agreed with the Company's Board of Directors to defer

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     his salary from April 1, 1994 through December 31, 1996. As of December 31, 1997, the president had an accrued salary of $210,000. Effective January 1998, the person resigned as president and CEO, and became the CFO.


5.   SHAREHOLDERS' EQUITY:

     COMMON STOCK - During 1997, the shareholders approved an increase in the number of authorized common shares from 40,000,000 to 80,000,000.

     EARNINGS PER SHARE - The following is a reconciliation of basic and diluted earnings per share:

                                                                 For the Year Ended December 31, 1997
                                                             --------------------------------------------
                                                                Income            Shares        Per Share
                                                             (Numerator)      (Denominator)      Amount
                                                             -----------      -------------     ---------
            Basic EPS -
              Income available to common stockholders          $788,618        28,598,514         $.03
                                                                                                  ====
              Effect of dilutive options                              -         2,256,383
                                                               --------        ----------

            Diluted EPS -
              Income available to common stockholders
                 plus assumed conversions                      $788,618        30,854,897         $.03
                                                               ========        ==========         ====

                                                                 For the Year Ended December 31, 1996
                                                             --------------------------------------------
                                                                Income            Shares        Per Share
                                                             (Numerator)      (Denominator)      Amount
                                                             -----------      -------------     ---------
            Basic EPS -
              Income available to common stockholders          $144,516        27,103,059         $.01
                                                                                                  ====
              Effect of dilutive options                              -           810,188
                                                               --------        ----------

            Diluted EPS -
              Income available to common stockholders
                 plus assumed conversions                      $144,516        27,913,247         $.01
                                                               ========        ==========         ====


     Options to purchase 3,844,150 shares of common stock were outstanding at December 31, 1997. Of that total, 3,649,150 had a dilutive effect on the 1997 earnings per share. For purposes of calculating diluted EPS, those options resulted in 2,256,383 incremental shares determined using the treasury stock method. The remaining 195,000 options had an anti-dilutive effect and were therefore excluded from the computation of diluted EPS. These options had exercise prices ranging from $.050 to $.65 per share.

     The Company also had warrants outstanding at December 31, 1997 to purchase approximately 5,300,000 shares of common stock. All of these warrants had

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     an anti-dilutive effect on the diluted EPS for 1997, and were therefore excluded from the calculation. See the warrant table below for a summary of warrants outstanding at December 31, 1997.

     WARRANTS - The Company issued Class B warrants, redeemable at the Company's option, in connection with its February, 1993, public offering. The Company has also issued Representative warrants to the underwriters of its public offerings. In 1989 and 1990, the Company issued warrants to acquire Common Stock to certain of its shareholders. The Company's warrants contain certain anti-dilutive provisions which will result in adjustment to the warrant terms upon certain events occurring. During 1997 and February 1998, the Company extended the expiration date for 1,038,150 and 2,496,333 warrants, respectively, to May 31, 1998. All other terms of the warrants were unchanged. During 1996, warrants for the purchase of 8,946,650 shares of common stock expired.


     A summary of the warrants outstanding as of December 31, 1997, is as follows:

                                                                                                   Number of
                                                                                                     Shares        Dollars
                                                                Per                                Issuable         Upon
                                        Number     Expira-    Warrant      Number     Per Share   Upon Exercise    Exercise
                              Issue  of Warrants    tion      Exercise    of Shares   Purchase       of all         of All
Description                   Date   Outstanding   Date(1)     Price     per Warrant    price      Warrants(2)     Warrants
-----------                   ----   -----------   -------    --------   -----------  ----------   -------------   ------------
Class B Warrant              2/17/93  1,725,000    5/31/98     $1.80         1.51      $1.19       2,604,750       $3,105,000
Class B Warrant              2/25/93     81,333    5/31/98      1.80         1.51       1.19         122,813          146,147
                                      ---------                 ----                               ---------       ----------

  TOTAL CLASS B                       1,806,333                                                    2,727,563       $3,245,800
                                      =========                                                    =========       ==========
Other Warrants:
  Petritz                    9/29/89     63,300    5/31/98     $ .50         1.00      $ .50          63,300       $   31,650
  Petritz                    9/27/90     52,751    5/31/98     $ .50         1.00      $ .50          52,751           26,376
  TTLP                       9/29/89    126,600    5/31/98     $ .50         1.00      $ .50         126,600           63,300
  TTLP                       9/27/90    105,499    5/31/98     $ .50         1.00      $ .50         105,499           52,750
                                      ---------                                                    ---------       ----------

  TOTAL OTHER                           348,150                                                      348,150       $  174,076
                                      =========                                                    =========       ==========

Representative Warrant        3/6/91    195,000    5/31/98     $ .50         1.00      $ .50         195,000       $   97,500
Representative Warrant        3/6/91    195,000    5/31/98     $ .50         1.00      $ .50         195,000           97,500
Representative Warrant      10/30/92    300,000    5/31/98     $ .50         1.00      $ .50         300,000          150,000
Representative Warrant(3)    2/25/93    517,500    5/31/98     $2.48         1.59      $1.56         822,825        1,283,607
Representative Warrant(4)    2/25/93    172,500    5/31/98     $2.97         1.63      $1.82         281,175          511,739
Representative Warrant       1/31/94    400,000    1/30/99     $1.60         1.00      $1.60         400,000          640,000
                                      ---------                                                    ---------       ----------

  TOTAL REPRESENTATIVE
   WARRANTS                           1,780,000                                                    2,194,000       $2,780,346
                                      =========                                                    =========       ==========

  TOTAL WARRANTS                      3,934,483                                                    5,269,713       $6,205,821
                                      =========                                                    =========       ==========

--------------------
(1) During 1997, the expiration date of all warrants issued through 1993 was extended to May 31, 1998. All other terms and conditions of the warrants remained the same. During January 1998, the expiration date of the warrants due to expire on February 12, 1998, were extended to May 31, 1998.
(2) All shares underlying the warrants were registered under an S-3 registration statement that was filed with the Securities and Exchange Commission on October 14, 1997.
(3) The original 172,500 Representative Warrants granted on February 25, 1993 were actually units consisting of three shares of common stock and a Class B Warrant for a price of $7.425 per unit. The units will eventually split up thus creating 517,500 shares of common stock at an exercise price of $2.475. These shares contain anti-dilution provisions detailed in the Representative Warrant Agreement.
(4) The Warrant within the Representative Warrants granted on February 25, 1993 was for an exercise price of $2.97 with anti-dilution provisions.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     STOCK OPTION PLANS - The Company has approved two stock option plans that authorize an aggregate of 4,500,000 shares for stock options that may be granted to directors, employees, and consultants. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. The Incentive Stock Option Plan was adopted in 1991, and the Non-Qualified Stock Option Plan was adopted in 1994. Following is a summary of activity under these stock option plans for the years ended December 31, 1997 and 1996:

                                               1997                             1996
                                     ---------------------------      --------------------------
                                                        Weighted                        Weighted
                                                         Average                         Average
                                       Number           Exercise        Number          Exercise
                                     of Shares           Price        of Shares           Price
                                     ---------          --------      ----------        --------
     Outstanding, beginning of year  3,147,500            $.14        3,620,000            $.17

        Granted, including
          exchanges                    904,650             .33        2,882,500             .14
        Exchanged*                       -                           (2,470,000)            .17
        Exercised                     (172,500)            .14          (10,000)            .15
        Canceled                       (35,500)            .27         (875,000)            .17
                                     ---------                       ----------

     Outstanding, end of year        3,844,150            $.16        3,147,500            $.14
                                     =========                        =========

     ------------------------
     * All options outstanding at January 19, 1996 were reissued with an exercise price of $.147 for the Incentive Stock Options, and $.133 for the Non-Qualified Stock options. The original vesting requirements and expiration dates were not changed.

     For all options granted during 1997 and 1996, and all options repriced during 1996, the weighted average market price of the Company's common

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     stock on the grant date and repricing date was approximately equal to the weighted average exercise price. At December 31, 1997, options for 2,683,449 shares were exercisable and options for the remaining 724,994, 325,925, and 109,782 shares will become exercisable in 1998, 1999, and 2000, respectively. If not previously exercised or forfeited, options outstanding at December 31, 1997, will expire as follows:


                                                                       Weighted
                                                                        Average
                                                       Number          Exercise
                   Year Ending December 31,           of Shares          Price
                   ------------------------           ---------          -----

                          1998                         13,300            $.15
                          1999                         54,500             .15
                          2000                        220,000             .14
                          2001                        925,265             .14
                          2002                      1,346,935             .14
                          2003                        384,500             .15
                          2004                        899,650             .24
                                                    ---------
                                                    3,844,150
                                                    =========


     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below.


                                                     Year Ended December 31,
                                                  ----------------------------
                                                     1997               1996
                                                  --------           ---------
     Net income (loss) applicable to
      common shareholders:
        As reported                               $788,618          $144,516
        Pro forma                                  676,314           (40,132)

     Net income (loss) per common shareholders:
        As reported - basic and diluted               $.03              $.01
        Pro forma - basic and diluted                  .02                -

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     The fair value of each option granted in 1997 and 1996, and the fair value of each option repriced in 1996, was estimated on the date of grant, (or repricing) using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                                       Options
                                         Options Granted During       Repriced
                                         ----------------------        During
                                           1997           1996           1996
                                         -------         ------       --------

     Expected volatility                  128.2%         122.0%       131.0%
     Risk-free interest rate                5.5%           6.0%         6.0%
     Expected dividends                      -              -             -
     Expected terms (in years)              4.0            4.0          4.0


     OTHER - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.


6.   SIGNIFICANT CONCENTRATION OF CREDIT  RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     ---------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales to foreign customers and sales of military products for the years ended December 31, 1997 and 1996 were as follows (as a percentage of sales):

                                    1997     1996
                                    ----     ----

     Foreign customers              47%      53%
     Military products sales        33%      36%


     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 1997 and 1996 were as follows (as a percentage of sales):


    Customer                   1997            1996
    --------                  ------          ------

        A                       30%             24%
        B                       11%             10%
        C                        -%             10%
        D                       22%             17%


     The  Company   frequently  sells  large  quantities  of  inventory  to  its customers. At December 31, 1997, the Company had gross trade receivables totaling approximately $811,295 due from three customers.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




     In 1997, the Company purchased all of its wafers, based on 1.2 micron technology from a single supplier located in Singapore. Approximately 43% and 68% of the Company's sales for 1997 and 1996, respectively, were from finished units produced from these wafers. The Company has an agreement with this supplier to provide wafers through September 1998. In 1997 and 1996, the Company also purchased finished units from ZMD for $2,304,859 and $1,119,131, respectively, and sales from these products accounted for approximately 57% and 32%of the Company's sales for 1997 and 1996, respectively.  At December 31,  1997,  ZMD owned  approximately  30% of the
     Company. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming an alternate manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.


7.   INCOME TAXES:
     ------------

     Under SFAS 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                      Deferred Tax
                                                        Assets
                                                      ------------
      Current:
         Accounts receivable                         $   120,000
         Inventories                                      51,000
         Accrued expenses                                141,000
                                                     -----------
      Total                                              312,000
      Valuation allowance                               (312,000)
                                                     -----------
      Total current deferred tax                     $         -
                                                     ===========

      Non-current:
         Property and equipment                      $     1,000
         Net operating losses                          9,138,000
         R&D credit carryforward                       1,312,000
         AMT credit                                       60,000
                                                     -----------
      Net deferred tax asset before valuation         10,511,000
      Valuation allowance                            (10,511,000)
                                                     -----------
      Total non-current deferred tax asset           $         -
                                                     ===========

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets.

     At December 31, 1997, the Company has approximately $24,500,000 available in net operating loss carryforwards which begin to expire from 2004 to 2010.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Total income tax expense for 1997 and 1996 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:


                                                         1997            1996
                                                      ---------       --------

     Total expense computed by applying the U.S.
       statutory rate (34%)                           $ 194,000       $ 49,000
     Effect of changes in reserve accounts               33,000         44,000
     Tax compensation on options exercised              (23,000)             -
     Effect of net operating loss carryforward         (206,000)       (92,000)
     Other                                                2,000         (1,000)
                                                      ---------       --------

     Provision for income taxes                       $       -       $      -
                                                      =========       ========


8.   SUBSEQUENT EVENTS AND FOURTH QUARTER ADJUSTMENT:
     -----------------------------------------------

     In March 1998, the Company reached an agreement with ZMD to settle a dispute the two parties had regarding the cost of inventory sold to the Company. ZMD agreed to reduce the cost of inventory sold to the Company during 1997 by a total of approximately $386,000. As a result of this price reduction, the Company reduced cost of sales by approximately $217,000 during the fourth quarter of 1997. Inventory was reduced by the remaining $169,000. As part of this agreement, the Company agreed to purchase a minimum of $548,000 of 256K units in 1998 at a reduced price.

     In January 1998, the Company obtained a $250,000  revolving  line-of-credit
     (LOC). The LOC bears interest at prime plus .75% and expires in January 1999. The LOC requires the Company to maintain a $100,000 certificate of deposit as collateral. The LOC is also collateralized by substantially all assets of the Company.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------------------------------------------------------------------------

None in 1997.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The directors and executive officers of the Company as of March 15, 1998 are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Richard L. Petritz...............................    75       Chairman of the Board of Directors, Chief
                                                              Financial Officer

Douglas M. Mitchell..............................    48       Director, Chief Executive Officer and President

Klaus C. Wiemer..................................    60       Director

Robert H. Keeley.................................    56       Director

Kurt Garbrecht...................................    65       Director

     RICHARD L. PETRITZ, a founder of Simtek, has served as Chairman of the Board of Directors of the Company since its inception and served as President of the Company from inception until July 1993. On January 1, 1996 he again became Chief Executive Officer and President of the Company. On January 1, 1998, Dr. Petritz became Chief Financial Officer. Dr. Petritz was a founder of Inmos International, plc, a semiconductor memory and microcomputer manufacturer. Dr. Petritz was the Chief Executive Officer of Inmos from 1978 through June 1983 and Chairman of Inmos from 1980 through 1982. Dr. Petritz was also a founder and the first President of Mostek Corporation, a semiconductor memory manufacturer that was acquired by a wholly owned subsidiary of United Technologies Corporation in October 1979. Prior to that time, he was the director of Texas Instruments' semiconductor research and development laboratories. Dr. Petritz holds a Bachelors degree in electrical engineering, a Masters degree in electrical engineering and a Ph.D. in physics, all from Northwestern University. He is a fellow of both the American Physical Society and the Institute of Electrical and Electronics Engineers.

     DOUGLAS M. MITCHELL, served as the Company's Chief Operating Officer from July 1, 1997 until January 1, 1998 at which time he became Chief Executive Officer, President and a director of the Company. Mr. Mitchell has over 18 years of experience in the semiconductor and electronics systems industry holding various marketing and sales management positions. Prior to joining Simtek, he was President and Chief Executive Officer of a wireless communications company, Momentum Microsystems. Prior to this Mr. Mitchell was Vice President of Marketing with SGS-Thomson Microelectronics, responsible for marketing and applications engineering of Digital Signal Processing, transputer, microcontroller and graphics products in North America. SGS-Thomson had acquired Inmos Corporation where Mr. Mitchell had been Manager, US Marketing and Sales. Mr. Mitchell has held management positions at Texas Instruments and Motorola and has been responsible for various product definition and product development. Mr. Mitchell holds a Bachelors degree in electrical engineering from the University of Texas and a Masters of Business Administration degree from National University.

     KLAUS C. WIEMER, has served as a director of the Company since May 1993. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of the Company. From May 1994, Dr. Wiemer has been an independent consultant for the Company. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

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

     KURT GARBRECHT, has served as a director of the Company since September 1994. He was the Chief Executive Officer of Zentrum Mikroelektronic Dresden GmbH ("ZMD") until December 1997. Dr. Garbrecht has had a distinguished career in the semiconductor business, having been a senior manager of the Siemens Company semiconductor operation for more than 10 years.

     Subject to the requirement that the Board of Directors be classified if it consists of six or more persons, directors serve until the next annual meeting or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. Vacancies on the Board of Directors are filled by the existing directors. Thomas James Associates, Inc. ("Thomas James"), the underwriter for the Company's third public offering, has the right to designate for election one member of the Board until January 28, 1999. Thomas James has not designated any person for election to the Board. Under the agreement entered into with ZMD, ZMD has the right to appoint two members to the Board of Directors, at this time ZMD has only appointed one member, Kurt Garbrecht.

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

Item 10.  Executive Compensation

Summary Compensation Table

     The following table sets forth certain information for each of the Company's last three fiscal years with respect to the annual and long-term compensation of each individual acting as the Company's Chief Executive Officer during the fiscal year ended December 31, 1997. No executive officer of the Company as of December 31, 1997 had combined annual salary and bonus for the fiscal year ended December 31, 1997 that exceeded $100,000.

                                              Summary Compensation Table

                                                                            Long Term Compensation
                                                                        ------------------------------
                               Annual Compensation                       Awards             Payouts
                           ---------------------------------------------------------------------------
Name                                               Other                Restricted
and                                                Annual               Stock               LTIP    All Other
Principal                                          Compen-              Award(s)  Options/ Payouts  Compen-
Position               Year  Salary($)  Bonus($)   sation($)              ($)     SARs(#)   ($)    sation($)
---------              ------------------------------------------------------------------------------------
Richard L. Petritz(1)  1997  $60,000      --         --                    --    --         --      --
Chairman and           1996  $60,000(2)   --         --                    --    --         --      --
  President            1995  $60,000(2)   --         --                    --    --         --      --



(1) Dr. Petritz also served as the Company's Chief Executive Officer from May 1987 until July 1, 1993. He resumed these duties as of January 1, 1996 and served as such until January 1, 1998.

(2) Due to the cash position of the Company, Dr. Petritz agreed with the Company's Board of Directors to defer his salary effective April 1, 1994 through December 31, 1996. This amount is included in the $222,022 of accrued wages on the Company's balance sheet as of December 31, 1997.

OPTION GRANT TABLE

     There were no options granted during the fiscal year ended December 31, 1997 to the individual named in the summary compensation table above.

YEAR-END OPTION TABLE

     There were no options held by the individual named in the summary compensation table above.

EMPLOYMENT AGREEMENTS

     Dr. Petritz was employed by the Company as Chairman and senior adviser to the Company's Chief Executive Officer during 1995. Under the terms of his employment, Dr. Petritz is obligated to work 30 hours per week, for which Dr. Petritz receives an annual salary of $60,000, payable monthly. Dr. Petritz receives additional benefits that are generally provided other employees. Dr. Petritz's employment term expired December 31, 1995 but is automatically renewed for successive one-year terms unless the Company or Dr. Petritz elects not to continue with the employment arrangement. On January 1, 1996, Dr. Petritz became Chief Executive Officer and President. The terms of his compensation remain the same as in 1995.

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

DIRECTORS' COMPENSATION

     Each director of the Company who is not also an employee of the Company receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. During the fiscal year ended December 31, 1997, a total of 30,000 stock options were granted to Dr. Klaus Wiemer, Dr. Robert Keeley and Mr. Sheldon Taylor.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth certain information regarding ownership of the Company's Common Stock as of February 28, 1998 by each person who is known by the Company to beneficially own more than five percent of the Common Stock, by each director of the Company, by each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Shares issuable within sixty days after February 28, 1998 upon the exercise of warrants or options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The number of shares issuable upon exercise of outstanding Class B Redeemable Warrants gives effect to anti-dilution provisions triggered by issuances of the Company's securities through December 31, 1997. After giving effect to these anti-dilution provisions, each Class B Redeemable Warrant entitles the holder thereof to purchase 1.51 shares of Common Stock at an effective purchase price of $1.19 per share. To the knowledge of the Company, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

 Name and                                  Amount and Nature
Address of                                   of Beneficial            Percent of
Beneficial Owner                              Ownership                 Class
--------------------------------------------------------------------------------

Zentrum Mikroelektronik Dresden GmbH          8,547,385                29.79%
Grenzstra e 28
01109 Dresden, Germany

Richard L. Petritz                            1,376,210   (1)           4.78%
3109-D Broadmoor Valley Rd.
Colorado Springs, CO  80906

Klaus C. Wiemer                                 110,000   (2)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                 95,000   (3)               *
12630 Milan Road
Colorado Springs, CO  80908

Sheldon A. Taylor                               160,000   (4)               *
1384 Cuernavaca Circulo
Mountain View, CA 94040

Douglas M. Mitchell                             118,056   (5)               *
205 Ridge Dr.
Woodland Park, CO 80863

All officers and directors as a group
   (5 persons)                                1,859,266   (6)           6.41%

-------------------
*    Less than one percent.


(1) Includes 116,051 shares issuable upon exercise of other warrants. Does not include 289,900 shares owned by irrevocable trusts created for the benefit of Dr. Petritz's lineal descendants. Dr. Petritz has no voting or investment power with respect to such shares and disclaims beneficial ownership thereof.

(2) Represents 110,000 shares issuable upon exercise of options.

(3) Includes 85,000 shares issuable upon exercise of options.

(4) Represents 160,000 shares issuable upon exercise of options.

(5) Represents 118,056 shares issuable upon exercise of options.

(6) Includes 116,051 shares issuable upon exercise of other warrants and 473,056 shares issuable upon exercise of stock options.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ZMD currently owns approximately 30% of the Company, purchases of product from ZMD in 1997 and 1996 were $2,304,859 and $1,119,131, respectively, and sales from these products accounted for approximately 57% and 32% of the Company's sales for 1997 and 1996, respectively.

                                     PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     Documents filed as part of this report:

A:   (1)  Financial Statements

              Reference is made to the listing on page 21 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 1997.

   Date                                  Item
   ----                                  ----

October 6, 1997                          Other information - Press Release -
                                         "Simtek Announces Special Shareholders
                                         Meeting"

October 23, 1997                         Other information - Press Release -
                                         "Simtek Announces Financial Results for
                                         the Third Quarter of 1997"

December 23, 1997                        Other information - Third Quarter 1997
                                         Interim Report

C.   Exhibits:

   Exhibit Index regarding exhibits filed in accordance with Item 601, at page 50 hereof.

D.   Other Financial Statements:

   All  other  schedules  are  omitted  because  they  are  not  required,   are
   inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 24, 1998.


                                     SIMTEK CORPORATION




                                     By:     /S/DOUGLAS M. MITCHELL
                                        ---------------------------
                                     Douglas M. Mitchell
                                     Chief Executive Officer and
                                     President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                         TITLE
---------                                         -----



  /s/RICHARD L. PETRITZ                           Chairman of the Board
-----------------------------
Richard L. Petritz


  /S/DOUGLAS M. MITCHELL                          Chief Executive Officer and
-----------------------------
Douglas M. Mitchell                               President


  /s/RICHARD L. PETRITZ                           Chief Financial Officer
-----------------------------
Richard L. Petritz


  /S/DOUGLAS M. MITCHELL                          Director
-----------------------------
Douglas M. Mitchell


  /s/ROBERT H. KEELEY                             Director
-----------------------------
Robert H. Keeley


  /s/KLAUS WIEMER                                 Director
-----------------------------
Klaus Wiemer

                           EXHIBIT INDEX TO FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1997

Exhibits:
---------
           All exhibits listed below incorporated herein by reference.
           -----------------------------------------------------------

3.1       Amended and Restated Articles of Incorporation.(2)
3.2       Amended and Restated Articles of Incorporation November 1997.
3.3       Bylaws.(2)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated.(3)
4.4 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.5       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1
4.6 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.7       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.8 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.9       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.10 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.11      Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.12 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.13      Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.14 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(3)
4.15      Form of Common Stock Certificate.(3)
4.16      Form of Warrant Certificate.(3)
4.17      Simtek Corporation 1991 Stock Option Plan.(5)
4.18 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(5)
4.19 Form of Promissory Note issued by the Company in the October 1992 private placement.
4.20 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(7)
4.21 Form of Representative's Warrant Agreement between the Company and Berkeley Securities Corporation.(7)
4.22      Form of Unit Certificate.(8)
4.23 Form of Representative's Warrant Agreement (with form of warrant attached).(8)
4.24      1994 Non-Qualified Stock Option Plan.(9 )
4.25      Amendment to the 1994 Non-Qualified Stock Option Plan.(10)
10.1 Amended General Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.2 Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.3 Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.4 256K EEPROM Amended Product Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation.(1)
10.5 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(2)
10.6 CAD Software License Agreement effective January 25, 1990 between the Company and Nippon Steel Corporation.(1)
10.7 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the 256K EEPROM Amended Product Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(1)
10.8 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(1)

10.9 Supplemental Agreement effective March 26, 1990 between the Company and Nippon Steel Corporation amending the Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988 between the Company and Nippon Steel Corporation and the 256K SRAM and 64K nvSRAM Agreement effective October 12, 1989 between the Company and Nippon Steel Corporation.(1)
10.10 Supplemental Agreement II effective June 19, 1990 between the Company and Nippon Steel Corporation.(1)
10.11 Supplemental Agreement II effective September 28, 1990 between the Company and Nippon Steel Corporation amending the Amended Basic CMOS Technology Specific Licensing Agreement effective March 24, 1988, the Amended Nitride Process Technology Specific Licensing Agreement effective March 24, 1988, and the 256K EEPROM Amended Product Specific Licensing Agreement effective March 24, 1988.(1)
10.12 Evaluation, Development and License Agreement effective July 24, 1989 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(2)
10.13     Product  License  Agreement  effective  January 19,  1990  between the
          Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(1)
10.14 First Amendment to Evaluation, Development and License Agreement effective September 30, 1990 between the Company and GEC Plessey Semiconductors Limited amending the Evaluation, Development and License Agreement effective July 24, 1989 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(2)
10.15 First Amendment to Product License Agreement effective September 30, 1990 between the Company and GEC Plessey Semiconductors Limited amending the Product License Agreement effective January 19, 1990 between the Company and GEC Plessey Semiconductors Limited, as successor in interest to The Plessey Company plc.(1)
10.16 Employment Agreement dated effective January 1, 1991 between the Company and Richard L. Petritz.(2)
10.17 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.18 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.19 Letter Agreement effective December 18, 1987 between the Company and Ford Colorado Properties, Incorporated.(1)
10.20 License Agreement effective November 9, 1990 between the Company and Nippon Steel Corporation.(1)
10.21 Form of Sales Representative Agreement between the Company and its sales representatives.(2)
10.22 Investors Registration Rights Agreement dated January 31, 1991 among the Company, TTLP, Dr. Richard L. Petritz and NS America, Inc.(2)
10.23 Founders Registration Rights Agreement dated January 31, 1991 among the Company, Dr. Richard L. Petritz, Dr. Gary F. Derbenwick, Elaine H. Derbenwick, the Pamela J. Petritz Cooper Irrevocable Family Trust and the Jeffrey Marc Cooper Irrevocable Family Trust.(2)
10.24 License Agreement dated January 14, 1991 between the Company and Nippon Steel Corporation.(2)
10.25 Second Amendment to Product License Agreement dated January 31, 1991 between the Company and GEC Plessey Semiconductors Limited.(2)
10.26 Second Amendment to Evaluation, Development and License Agreement dated January 31, 1991 between the Company and GEC Plessey Semiconductors Limited.(2)
10.27 Letter Agreement dated as of March 4, 1991 between the Company and Sym-Tek Systems, Inc.(4)
10.28 Settlement Agreement dated effective March 4, 1991 between the Company and Sym-Tek Systems, Inc.(4)
10.29 Letter Agreement dated January 20, 1992 between the Company and Sym-Tek Systems, Inc.(5)
10.30 Development, License and Product Agreement dated effective April 19, 1991 between the Company and Electronics System Group of TRW Incorporated.(5)
10.31 Notice of Termination of Development, License and Product Agreement between the Company and Electronics System Group of TRW Incorporated.(5)
10.32 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(6)
10.33 Form of Warrant issued by the Company in the October 1992 and January 1993 private placements.(8)
10.34 Convertible Secured Note Purchase Agreement between the Company and Continental Stock Transfer & Trust Company.(8)
10.35 Product License Development and Support Agrreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(9)

10.36 Letter of Intent Corporation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated August 26, 1994(9)
10.37 Letter Intent between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated July 21, 1995(10)
10.38 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(10)
10.39 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated February 28, 1995(10)
10.40 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated December 31, 1995(10)
10.41 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(10)
27.1      Financial Data Schedule


----------------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Post-Effective Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 14, 1991.
(5) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(6) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on December 10, 1992.
(7) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on January 29, 1993.
(8) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on February 10, 1993.
(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(10) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996

                              CORPORATE INFORMATION


BOARD OF DIRECTORS

Richard L. Petritz, Chairman1,2
Simtek Corporation

Klaus C. Wiemer3

Douglas M. Mitchell1

Robert Keeley1,2,3

Dr. Kurt Garbrecht
Director
Zentrum Mikroelektronik Dresden GmbH


Board of Directors Committees
1Compensation Committee
2Stock Committee
3Audit Committee


CORPORATE OFFICERS

Douglas M. Mitchell
Chief Executive Officer and
President

Richard L. Petritz
Chief Financial Officer

CORPORATE COUNSEL

Holme Roberts & Owen LLP
90 South Cascade, Suite 1300
Colorado Springs, Colorado  80903


INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS

Hein + Associates LLP
717 Seventeenth Street, Suite 1600
Denver, Colorado  80202-3338


REGISTRAR AND TRANSFER AGENT

Continental Stock Transfer & Trust Company
2 Broadway
New York, New York  10004


OTC ELECTRONIC BULLETIN BOARD
SYMBOL

Common Stock:                           SRAM



CORPORATE OFFICES

1465 Kelly Johnson Boulevard
Colorado Springs, Colorado  80920
Tel:  (719) 531-9444
Fax:  (719) 531-9481