Form 10QSB
period 1998-03-31
SIMTEK CORP
filed 1998-05-12
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 1998

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
            Yes    X       No
                 -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                              Outstanding at April 30, 1998
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                              28,702,226

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 1998

PART 1. FINANCIAL INFORMATION

         ITEM 1                                                             Page
                                                                            ----

                    Balance Sheets as of March 31, 1998 and
                    December 31, 1997                                         3

                    Statements of Income for the three months ended
                    March 31, 1998 and 1997                                   4

                    Statements of Cash Flows for the three months ended
                    March 31, 1998 and 1997                                   5

                    Notes to Financial Statements                             6

         ITEM 2

                    Management's Discussion and Analysis of Results of
                    Operations and Financial Condition                      7-8

PART II. OTHER INFORMATION

         ITEM 1     Legal Proceedings                                         9

         ITEM 2     Changes in Securities                                     9

         ITEM 3     Defaults upon Senior Securities                           9

         ITEM 4     Matters Submitted to a Vote of Securities Holders         9

         ITEM 5     Other Information                                         9

         ITEM 6     Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                   10

                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------
                                                                                March 31, 1998         December 31, 1997
                                                                                --------------         -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $          887,045        $      1,475,599
   Certificate of deposit..................................................             100,000                      -
   Accounts receivable - trade, net........................................           1,076,144                 921,798
   Inventory, net .........................................................             903,082                 641,264
   Prepaid expenses and other..............................................             210,122                  17,960
                                                                             ------------------------------------------

       Total current assets................................................           3,176,393               3,056,621

EQUIPMENT AND FURNITURE, net...............................................             252,961                 177,821
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        3,429,354        $      3,234,442
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS'EQUITY
       -----------------------------------

CURRENT LIABILITIES:
   Accounts payable:
       ZMD.................................................................  $          488,989        $        716,716
       Other...............................................................             351,169                 173,325
   Accrued expenses........................................................             382,546                 269,592
   Accrued wages...........................................................             221,475                 222,022
   Accrued vacation payable................................................              66,595                  62,401
   Payable to ZMD..........................................................             130,153                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................           1,640,927               1,574,209

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                  -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,702,226 and 28,679,185 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively..................            287,022                 286,792
   Additional paid-in capital..............................................         29,755,271              29,752,328
   Accumulated deficit.....................................................        (28,253,866)            (28,378,887)
                                                                             -----------------------------------------
   Shareholder's equity....................................................          1,788,427               1,660,233
                                                                             -----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $       3,429,354         $     3,234,442
                                                                             =========================================

                    The accompanying notes are an integral part of these financial statements.

                                                      -3-


                                                SIMTEK CORPORATION

                                               STATEMENTS OF INCOME

                                                                                      For the quarters ended March 31,
                                                                                      --------------------------------
                                                                                        1998                   1997
                                                                                        ----                   ----
NET SALES..................................................................     $      1,539,331     $       1,765,518

     Cost of  sales........................................................              809,211             1,088,231
                                                                                --------------------------------------

GROSS MARGIN...............................................................              730,120               677,287

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE:
     Design, research and development......................................              299,400               329,109
     Administrative........................................................              115,162                83,279
     Marketing.............................................................              192,564               184,866
                                                                                --------------------------------------

         Total selling, general and administrative expenses................              607,126               597,254

INCOME FROM OPERATIONS.....................................................              122,994                80,033
                                                                                --------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................................               14,417                12,244
     Other income (expense), net...........................................               (2,030)                5,503
                                                                                --------------------------------------

         Total other income (expense)......................................               12,387                17,747
                                                                                --------------------------------------

NET INCOME BEFORE TAXES....................................................              135,381                97,780

     Provision for income taxes............................................               10,360                     -
                                                                                --------------------------------------

NET INCOME ................................................................     $        125,021     $          97,780
                                                                                ======================================

BASIC AND DILUTED EPS......................................................     $           0.00     $            0.00
                                                                                ======================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING..................................           28,695,916            28,506,685

EFFECTIVE OF DILUTIVE OPTIONS..............................................            2,142,302             1,287,256
                                                                                --------------------------------------

DILUTIVE SHARES OUTSTANDING................................................           30,838,218            29,793,941
                                                                                ======================================


                    The accompanying notes are an integral part of these financial statements.

                                                SIMTEK CORPORATION

                                             STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                  1998                    1997
                                                                                  ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................     $        125,021       $         97,780
     Adjustments to reconcile net income to net cash from
        operating activities:
           Depreciation and amortization..............................              34,736                  29,985
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (154,346)                (19,368)
               Inventory..............................................            (261,818)               (162,492)
               Prepaid expenses and other ............................            (192,162)                  2,578
           Increase (decrease) in:
               Accounts payable.......................................             (49,883)                425,870
               Accrued expenses.......................................             116,601                  14,084
                                                                           ---------------------------------------

        Net cash provided by (used in) operating activities...........            (381,851)                388,437
                                                                           ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of certificate of deposit...............................            (100,000)                      -
     Purchase of equipment and furniture..............................            (109,876)                   (844)
                                                                           ----------------------------------------

     Net cash provided by investing activities........................            (209,876)                   (844)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................               3,173                       -
                                                                           ---------------------------------------

        Net cash provided by financing activities.....................               3,173                       -
                                                                           ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................            (588,554)                387,593
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           1,475,599                 964,456
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $       887,045        $      1,352,049
                                                                           =======================================


                    The accompanying notes are an integral part of these financial statements.

                                                      -5-

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

           The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 24, 1998 for fiscal year 1997.

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

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS:

           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,539,331 for the first quarter of 1998 down from the $1,765,518 recorded for the first quarter 1997. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The decrease was expected by management and was due primarily to market conditions, however, the Company recorded a record bookings quarter of approximately $2 million of which approximately $925,000 shipped in the first quarter 1998. This record bookings showed continued customer acceptance of nvSRAM products from various markets including telecommunications, industrial control, military and office automation and reflects improved product availability. Two distributors and one direct customer of the Company's nvSRAM products account for more than 55% of the Company's net sales for the first quarter 1998. Products sold to distributors are re-sold to various end customers.

           In the first quarter 1998, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices and 16 kilobit commercial devices. The Company also purchased wafers built on 0.8 micron technology from Chartered. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 46% of the Company's revenue for the first quarter 1998. The balance of the Company's revenue for the first quarter 1998, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD").

           The Company saw an increase of approximately 9% in gross margins in the first quarter 1998 as compared to the first quarter 1997. The increase in gross margin was due primarily to the Company shipping 64 kilobit and 256 kilobit commercial product based on 0.8 micron technology and the Company's ability to maintain the yields and costs associated with building its product from wafers purchased from Chartered.

           Selling, general and administrative expenses saw a minimal increase of approximately $10,000 for the first quarter 1998 as compared to the first quarter 1997. Research and Development saw an approximate $29,000 decrease primarily due to the expiration of certain leases and a decrease in depreciation expense attributable to research and development. Administration saw the largest increase of approximately $32,000 which was due to headcount increases. The approximate $8,000 increase in Sales and Marketing was primarily due to advertising.

           The Company recorded a net income of $125,021 in the first quarter of 1998 as compared to a net income of $97,780 for the first quarter of 1997. The increase in net income was due to increased gross margins.

           The change in cash flows from operating activities was primarily a result of an increase in accounts receivable, inventory and prepaid expenses. The change in cash flows from investing activities was due to the purchases of equipment related to the testing of the Company's 256 kilobit product built on
0.8 micron technology from wafers purchased from Chartered.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products. In the first quarter 1998, the Company began to ship production orders of its 256 kilobit product based on 0.8 micron technology to certain customers along with shipping smaller quantities to customers interested in designing this product into its applications. The Company is currently deciding which new or derivative product it will develop next.

                               SIMTEK CORPORATION


           As of March 31, 1998, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,074,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

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

           Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

           Form 8-K filed January 21, 1998; press release announcing "Simtek Corporation Appoints Chief Executive Officer"

           Form 8-K filed March 12, 1998; press release announcing "Simtek Announces Financial Results for 1997; Shows Improved Profits and Revenue Growth"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            SIMTEK CORPORATION
                                            (Registrant)



May 11, 1998                                By  /s/ Douglas Mitchell
                                               ---------------------
                                                DOUGLAS MITCHELL
                                                Chief Executive Officer and
                                                  President






May 11, 1998                                By /s/ Richard L. Petritz
                                               ----------------------
                                               RICHARD L. PETRITZ
                                               Chief Financial Officer (acting)