Form 10QSB
period 1998-06-30
SIMTEK CORP
filed 1998-08-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                               Outstanding at August 7,1998
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                               28,745,226

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 1998

PART 1. FINANCIAL INFORMATION

   ITEM 1                                                                 Page
                                                                          ----

             Balance Sheets as of June 30, 1998 and
             December 31, 1997                                             3

             Statements of Income and Comprehensive Income for
             the three months and six  months ended June 30, 1998
             and 1997                                                      4

             Statements of Cash Flows for the six months ended
             June 30, 1998 and 1997                                        5

             Notes to Financial Statements                                 6

   ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                          7-9

                PART II. OTHER INFORMATION

   ITEM 1    Legal Proceedings                                            10

   ITEM 2    Changes in Securities                                        10

   ITEM 3    Defaults upon Senior Securities                              10

   ITEM 4    Matters Submitted to a Vote of Securities Holders            10

   ITEM 5    Other Information                                            10

   ITEM 6    Exhibits and Reports on Form 8-K                             10

SIGNATURES                                                                11


                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
                                                                                 June 30, 1998         December 31, 1997
                                                                                 -------------         -----------------

CURRENT ASSETS:
   Cash and cash equivalents...............................................  $        1,788,420        $      1,475,599
   Certificate of deposit..................................................             100,000                      -
   Accounts receivable - trade, net........................................           1,331,151                 921,798
   Inventory, net .........................................................           1,013,317                 641,264
   Deferred financing fees.................................................               8,248                      -
   Prepaid expenses and other..............................................             197,820                  17,960
                                                                             ------------------------------------------

       Total current assets................................................           4,438,956               3,056,621
Equipment and furniture, net...............................................             227,563                 177,821
Deferred financing fees....................................................              48,798                       -
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        4,715,317        $      3,234,442
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable:
       ZMD.................................................................  $          314,362        $        716,716
       Other...............................................................             258,510                 173,325
   Accrued expenses........................................................             367,883                 269,592
   Accrued wages...........................................................             221,475                 222,022
   Accrued vacation payable................................................              75,185                  62,401
   Payable to ZMD..........................................................             130,153                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................           1,367,568               1,574,209

   Long term debt..........................................................           1,500,000                       -
                                                                             ------------------------------------------

       Total Liabilities...................................................           2,867,568               1,574,209


SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                   -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,745,226 and 28,679,185 shares issued and outstanding
       at June 30, 1998 and December 31, 1997, respectively................             287,452                 286,792
   Additional paid-in capital..............................................          29,760,875              29,752,328
   Accumulated deficit.....................................................         (28,200,578)            (28,378,887)
                                                                             ------------------------------------------
   Shareholder's equity....................................................           1,847,749               1,660,233
                                                                             ------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $        4,715,317         $     3,234,442
                                                                             ==========================================

                    The accompanying notes are an integral part of these financial statements.

                                                SIMTEK CORPORATION

                                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                  Three Months Ended June 30,           Six Months Ended June 30,
                                                                  ---------------------------           -------------------------
                                                                    1998               1997               1998             1997
                                                                    ----               ----               ----             ----
NET SALES..................................................  $    1,801,948   $     1,536,243       $     3,341,279   $    3,301,761

     Cost of  sales........................................       1,015,389           834,337             1,824,600        1,922,568
                                                             -----------------------------------------------------------------------

GROSS MARGIN...............................................         786,559           701,906             1,516,679        1,379,193

SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSE:
     Design, research and development......................         416,484           336,932               715,884          666,041
     Administrative........................................         109,243            60,145               224,405          143,424
     Marketing.............................................         209,083           218,798               401,647          403,664
                                                             -----------------------------------------------------------------------

         Total selling, general and administrative
              expenses.....................................         734,810           615,875             1,341,936        1,213,129

INCOME FROM OPERATIONS.....................................          51,749            86,031               174,743          166,064
                                                             -----------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................           4,352            14,800                18,769           27,044
     Other income (expense), net...........................          (2,813)           (1,252)               (4,843)           4,251
                                                             -----------------------------------------------------------------------

         Total other income (expense)......................           1,539            13,548                13,926           31,295
                                                             -----------------------------------------------------------------------

INCOME BEFORE INCOME TAXES.................................          53,288            99,579               188,669          197,359

     Provision for income taxes............................               -                 -                10,360                -
                                                             -----------------------------------------------------------------------

NET INCOME AND COMPREHENSIVE
 INCOME....................................................  $        53,288  $        99,579       $       178,309   $      197,359
                                                             =======================================================================

BASIC AND DILUTED EPS......................................  $         0.00   $          0.00       $          0.01   $          .01
                                                             =======================================================================

BASIC WEIGHTED AVERAGE NUMBER OF
         SHARES OUTSTANDING................................      28,708,826        28,521,740            28,708,826       28,521,740

EFFECT OF DILUTIVE OPTIONS.................................       1,969,713         2,278,203             2,056,008        1,782,730
                                                             -----------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING................................      30,678,539        30,799,943            30,764,834       30,304,470
                                                             =======================================================================



                    The accompanying notes are an integral part of these financial statements.

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS


                                                                                     Six Months Ended June 30,
                                                                                    ----------------------------
                                                                                    1998                    1997
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................     $       178,309        $        197,359
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
           Depreciation...............................................              72,936                  60,013
           Deferred financing fees....................................                 687                       -
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (409,353)               (210,639)
               Inventory..............................................            (372,053)               (201,875)
               Prepaid expenses and other ............................            (179,860)                  6,701
           Increase (decrease) in:
               Accounts payable.......................................            (317,169)                268,074
               Accrued expenses.......................................             110,528                  65,785
                                                                           ---------------------------------------
        Net cash provided by (used in) operating activities...........            (915,975)                185,418
                                                                           ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of certificate of deposit ..............................            (100,000)                      -
     Purchase of equipment and furniture..............................            (122,678)                 (8,032)
                                                                           ----------------------------------------

     Net cash (used in) investing activities..........................            (222,678)                 (8,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................               9,207                  16,345
     Proceeds from convertible debenture..............................           1,500,000                       -
     Deferred financing costs.........................................             (57,733)                      -
                                                                           ---------------------------------------

        Net cash provided by financing activities.....................           1,451,474                  16,345
                                                                           ---------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................             312,821                 193,731
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           1,475,599                 964,456
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $     1,788,420        $      1,158,187
                                                                           =======================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...........................................     $           627        $            801
                                                                           =======================================

     Cash paid for income taxes.......................................     $        10,360        $              -
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

           In June,  1997,  the  Financial  Accounting  Standards  Board  issued
Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for the three month and six month periods ended June 30, 1998 and 1997.

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS:


           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,801,948 for the second quarter of 1998 and $3,341,279 for the six months ended June 30, 1998 up from the $1,536,243 recorded for the second quarter 1997 and the $3,301,761 for the six months ended June 30, 1997. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The increases reflected continuing growth in demand from the Company's nvSRAM products. Two distributors and one direct customer of the Company's nvSRAM products account for more than 63% of the Company's net sales for the second quarter 1998. Products sold to distributors are re-sold to various end customers.

           In the second quarter 1998, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices and 16 kilobit commercial devices. The Company also purchased wafers built on 0.8 micron technology from Chartered. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 40% of the Company's revenue for the second quarter 1998. The balance of the Company's revenue for the second quarter 1998, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD").

           The Company saw a slight decrease of approximately 2% in gross margins in the second quarter 1998 as compared to the second quarter 1997. The decrease in gross margin was due primarily to a decrease in average selling prices associated with large production volume orders.

           Selling, general and administrative expenses saw an increase in the second quarter of 1998 of approximately $119,000 over the second quarter 1997. Of this increase, $79,000 was primarily due to costs associated with the installation of the 64 kilobit and 256 kilobit product based on 0.8 micron technology into Chartered. Administration saw an approximate $49,000 increase which was primarily due to headcount additions. The approximate $9,000 decrease in Sales and Marketing was primarily due to better cost controls.

           The Company recorded a net income of $53,288 in the second quarter of 1998 and a net income of $178,309 for the six months ended June 30, 1998 as compared to a net income of $99,579 for the second quarter of 1997 and a net income of $197,359 for the six months ended June 30, 1997. The decrease in net income was primarily due to increased selling, general and administrative expenses.

           The change in cash flows from operating activities was primarily a result of an increase in accounts receivable, inventory and prepaid expenses and a decrease in accounts payable. The accounts receivable increase was due to an
increased   level  of  billings  at  the  end  of  the  period  which   averages
approximately 45 days to receipt of payment. Inventory and prepaid expenses increased so that the Company could ensure product availability during the major transition of manufacturing to Chartered Semiconductor and due to wafer purchases from Chartered to fill the manufacturing pipeline. These inventory levels will be reduced as the transition to Chartered is completed. Accounts payables were decreased to bring the Company current with vendor's standard payment terms.

           The change in cash flows from investing activities was due to purchases of equipment related to the testing of the Company's 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered and from the purchase of a restricted certificate of deposit. The

                               SIMTEK CORPORATION

equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered. The certificate of deposit was established to secure a $250,000 line of credit. The change in cash flow from financing activities is due to the $1,500,000 financing transaction that the Company closed in June 1998.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products. In the second quarter 1998, the Company continued to ship production orders of all of its nvSRAM product families along with shipping smaller quantities to customers interested in designing this product into its applications. The Company is currently deciding which new or derivative product it will develop next.

           As of June 30, 1998, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,132,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

           ZMD continues to own approximately 30% of the Company's Common Stock and may not exceed 30% without approval of Simtek's Board of Directors.

           On June 12, 1998, the Company closed a $1,500,000 financing transaction with two funds advised by Renaissance Capital Group of Dallas, Texas ("Renaissance"). The funding from Renaissance consists of $1,500,000 of convertible debentures with a seven year term at a 9 percent per annum interest rate (the"Debenture"). If the Debenture is not redeemed or converted prior to June 12, 2001, monthly installment payments of $10 per $1,000 owing will begin. Under certain conditions, Renaissance may require the Company to redeem the debenture. The Company also has the right under certain conditions to redeem or require conversion of the debenture.

           The debentures are convertible into Simtek common stock at $0.35 per share. The agreement allows for a one-time adjustment to the $0.35 conversion price under the following circumstances. If the volume-weighted average closing bid price of the Company's common stock for the 30 consecutive trading days following the Company's public press release of its December 31, 1998 fiscal year-end financial results (the "1998 Conversion Price Adjustment") is a price less than the initial $0.35 conversion price and if the Company does not achieve December 31, 1998 fiscal year pre-tax income of $700,000, excluding extraordinary gains and interest related to the Debenture, then the conversion price shall be subject to a one-time downward adjustment to an amount equal to 100% of 1998 Conversion Price Adjustment. The following other conditions allow for an adjustment to the conversion price; 1) issuance of shares at less than the conversion price; 2) sale of shares; 3) stock dividends and 4) stock splits, subdivisions or combinations.

           The terms of the Debenture require the Company to file a "shelf" registration statement covering all of the common stock issuable upon conversion of the debentures within 180 days of the date of issue of the debentures. The terms of the Debenture allow for piggy-back registration rights if the Company proposes to register any of its common stock under the 1933 Act in connection with the public offering of such securities for its own account or for the account of its security holders.

           The Debenture agreement also allows for Renaissance to designate a nominee to serve as a member of the Company's Board of Directors, in the event of a monetary default under the Debenture agreement, Renaissance may appoint an additional nominee to serve as a member of the Company's Board of Directors. As of the date of this filing, Renaissance has not designated a nominee to serve as a member of the Company's Board of Directors. The Debenture also requires that the Company pay Renaissance a monitoring fee of $1,000 per month for consulting and monitoring services.

                               SIMTEK CORPORATION

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             --------

             Exhibit 27 - Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------

           Form 8-K filed April 20, 1998 announcing "Simtek Announces Financial Results for the First Quarter of 1998"

           Form 8-K filed May 18, 1998; "1997 Annual Report to Shareholders"

           Form 8-K filed June 16, 1998; press releases announcing "Working Capital Infusion"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          SIMTEK CORPORATION
                                          (Registrant)



August 11, 1998                           By  /s/ Douglas Mitchell
                                             --------------------------------
                                             DOUGLAS MITCHELL
                                             Chief Executive Officer and
                                               President




August 11, 1998                           By  /s/ Richard L. Petritz
                                             --------------------------------
                                             RICHARD L. PETRITZ
                                             Chief Financial Officer (acting)