Form 10QSB
period 1998-09-30
SIMTEK CORP
filed 1998-11-04
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended September 30, 1998

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

           Class                             Outstanding at November 2,1998
--------------------------------------------------------------------------------
(Common Stock, $.01 par value)                          28,745,226

                                                SIMTEK CORPORATION



                                                       INDEX

                                       For Quarter Ended September 30, 1998

PART 1. FINANCIAL INFORMATION
         ITEM 1                                                                                   Page
                                                                                                  ----
                      Balance Sheets as of September 30, 1998 and
                      December 31, 1997                                                             3

                      Statements of Income and Comprehensive Income for
                      the three months and nine months ended September 30,
                      1998 and 1997                                                                 4

                      Statements of Cash Flows for the nine months ended
                      September 30, 1998 and 1997                                                   5

                      Notes to Financial Statements                                                 6

         ITEM 2

                      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                          7-8

PART II. OTHER INFORMATION

         ITEM 1       Legal Proceedings                                                             9

         ITEM 2       Changes in Securities                                                         9

         ITEM 3       Defaults upon Senior Securities                                               9

         ITEM 4       Matters Submitted to a Vote of Securities Holders                             9

         ITEM 5       Other Information                                                             9

         ITEM 6       Exhibits and Reports on Form 8-K                                              9

SIGNATURES                                                                                         10

                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------
                                                                                September 30, 1998     December 31, 1997
                                                                                ------------------     -----------------

CURRENT ASSETS:
   Cash and cash equivalents...............................................       $   1,965,823          $    1,475,599
   Certificate of deposit..................................................             100,000                      -
   Accounts receivable - trade, net........................................           1,249,227                 921,798
   Inventory, net .........................................................           1,052,973                 641,264
   Deferred financing fees.................................................              11,191                      -
   Prepaid expenses and other..............................................              23,811                  17,960
                                                                                  -------------------------------------

       Total current assets................................................           4,403,025               3,056,621
Equipment and furniture, net...............................................             217,377                 177,821
Deferred financing fees....................................................              63,414                       -
                                                                                  -------------------------------------

TOTAL ASSETS...............................................................       $   4,683,816          $    3,234,442
                                                                                  =====================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable:
       ZMD.................................................................       $      87,743          $      716,716
       Other...............................................................             477,568                 173,325
   Accrued expenses........................................................             327,786                 269,592
   Accrued wages...........................................................             221,475                 222,022
   Accrued vacation payable................................................              73,959                  62,401
   Payable to ZMD..........................................................             130,153                 130,153
                                                                                  -------------------------------------
       Total current liabilities...........................................           1,318,684               1,574,209

   Long term debt..........................................................           1,500,000                       -
                                                                                  -------------------------------------

       Total Liabilities...................................................           2,818,684               1,574,209


SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                   -                      -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,745,226 and 28,679,185 shares issued and outstanding
       at September 30, 1998 and December 31, 1997, respectively...........             287,452                 286,792
   Additional paid-in capital..............................................          29,760,875              29,752,328
   Accumulated deficit.....................................................         (28,183,195)            (28,378,887)
                                                                                  -------------------------------------
   Shareholder's equity....................................................           1,865,132               1,660,233
                                                                                  -------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................       $   4,683,816           $   3,234,442
                                                                                  =====================================

                    The accompanying notes are an integral part of these financial statements.

                                                      -3-

                                                SIMTEK CORPORATION

                                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                              Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,
                                                              ----------------------------            ---------------------------
                                                                  1998              1997                  1998             1997
                                                                  ----              ----                  ----             ----
NET SALES..................................................  $  1,464,760      $  1,582,536          $  4,806,039     $  4,884,297

     Cost of sales.........................................       843,025           905,393             2,667,625        2,827,961
                                                             ---------------------------------------------------------------------

GROSS MARGIN...............................................       621,735           677,143             2,138,414        2,056,336

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSE:
     Design, research and development......................       284,871           204,858             1,000,755          870,899
     Administrative........................................       104,923           132,612               329,328          276,036
     Marketing.............................................       209,112           183,095               610,759          586,759
                                                             ---------------------------------------------------------------------

         Total selling, general and administrative
              expenses.....................................       598,906           520,565             1,940,842        1,733,694

INCOME FROM OPERATIONS.....................................        22,829           156,578               197,572          322,642
                                                             ---------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................       (10,977)           12,667                 7,791           39,711
     Other income (expense), net...........................         9,296            (1,546)                4,454            2,705
                                                             ---------------------------------------------------------------------

         Total other income (expense)......................        (1,681)           11,121                12,245           42,416
                                                             ---------------------------------------------------------------------

INCOME BEFORE INCOME TAXES.................................        21,148           167,699               209,817          365,058

     Provision for income taxes............................         3,765             1,620                14,125            1,620
                                                             ---------------------------------------------------------------------

NET INCOME AND COMPREHENSIVE
  INCOME...................................................  $      17,383     $    166,079          $    195,692     $    363,438
                                                             =====================================================================

BASIC AND DILUTED EPS......................................  $        0.00     $       0.01          $       0.01     $        .01
                                                             =====================================================================

BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING.......................................     28,721,138       28,571,328            28,721,138       28,571,328

EFFECT OF DILUTIVE OPTIONS.................................      1,437,267        2,562,737             1,847,911        2,040,690
                                                             ---------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING................................     30,158,405       31,134,065            30,569,049       30,612,018
                                                             =====================================================================



                    The accompanying notes are an integral part of these financial statements.

                                                      -4-

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended Sept. 30,
                                                                                      ---------------------------
                                                                                     1998                   1997
                                                                                     ----                   ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ......................................................         $   195,692             $   363,438
     Adjustments to reconcile net income to net cash provided
        by (used in) operating activities:
           Depreciation...............................................             104,512                  94,629
           Deferred financing fees....................................               3,731                       -
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (327,429)               (304,557)
               Inventory..............................................            (411,709)                (73,203)
               Prepaid expenses and other ............................              (5,851)                  9,728
           Increase (decrease) in:
               Accounts payable.......................................            (324,730)                 16,001
               Accrued expenses.......................................              69,205                 132,466
                                                                               -----------------------------------
        Net cash provided by (used in) operating activities...........            (696,579)                238,502
                                                                               -----------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of certificate of deposit ..............................            (100,000)                      -
     Purchase of equipment and furniture..............................            (144,068)                (75,146)
                                                                               ------------------------------------

     Net cash (used in) investing activities..........................            (244,068)                (75,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................               9,207                  23,325
     Proceeds from convertible debenture..............................           1,500,000                       -
     Deferred financing costs.........................................             (78,336)                      -
                                                                               -----------------------------------

        Net cash provided by financing activities.....................           1,430,871                  23,325
                                                                               -----------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS.............................             490,224                 186,681
                                                                               -----------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           1,475,599                 964,456
                                                                               -----------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................         $ 1,965,823             $ 1,151,137
                                                                               ===================================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...........................................         $    42,152             $       851
                                                                               ===================================

     Cash paid for income taxes.......................................         $    14,125             $     1,620
                                                                               ===================================


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

     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130, which is effective for fiscal years beginning after December 15, 1997, defines comprehensive income as all changes in shareholders' equity exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income was equal to its net income for the three month and nine month periods ended September 30, 1998 and 1997.

     NEW PRONOUNCEMENTS - SFAS No. 133. "Accounting for Derivative Instruments and Hedging Activities," was issued In June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997. This statement establishes standard for the way public business enterprises report information about operating segments. It also establishes standards for related disclosure about products and services, geographical areas and major customers. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

                               SIMTEK CORPORATION



Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS:


     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,464,760 for the third quarter of 1998 and $4,806,039 for the nine months ended September 30, 1998 down from the $1,582,536 recorded for the third quarter 1997 and the $4,884,297 for the nine months ended September 30, 1997. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The decreases were due to lower demand for semiconductor memories, primarily in Japan and other areas in the far east, and increased price pressures due to unfavorable international currency valuations. Two distributors and one direct customer of the Company's nvSRAM products account for approximately 55% of the Company's net sales for the third quarter 1998. Products sold to distributors are re-sold to various end customers.

     In the third quarter 1998, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices. The Company also purchased wafers built on 0.8 micron technology from Chartered. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 53% of the Company's revenue for the third quarter 1998. The balance of the Company's revenue for the third quarter 1998, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD").

     Selling, general and administrative expenses saw an increase in the third quarter of 1998 of approximately $78,000 over the third quarter 1997. Of this increase, $80,000 was primarily due to costs associated with the installation of the 64 kilobit and 256 kilobit product based on 0.8 micron technology into Chartered. Administration saw an approximate $28,000 decrease which was primarily due to not incurring costs associated with the shareholders meeting held in 1997 and the registration statement filed in 1997 to register shares underlying the warrants. The approximate $26,000 increase in Sales and Marketing was primarily due to increased advertising.

     The Company recorded a net income of $17,383 in the third quarter of 1998 and a net income of $195,692 for the nine months ended September 30, 1998 as compared to a net income of $166,079 for the third quarter of 1997 and a net income of $363,438 for the nine months ended September 30, 1997. The decrease in net income was primarily due to decreased revenues and increased selling, general and administrative expenses.

     The change in cash flows from operating activities was primarily a result of an increase in accounts receivable and inventory and a decrease in accounts payable. The accounts receivable increase was due to an increased level of billings at the end of the period which averages approximately 45 days to receipt of payment. Inventory expenses increased so that the Company could ensure product availability during the major transition of manufacturing to Chartered Semiconductor and due to wafer purchases from Chartered to fill the manufacturing pipeline. These inventory levels will be reduced as the transition to Chartered is completed. Accounts payables were decreased to bring the Company current with vendor's standard payment terms.

     The change in cash flows from investing activities was due to purchases of equipment related to the testing of the Company's 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered and from the purchase of a restricted certificate of deposit. The equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered. The certificate of deposit was established to secure a $250,000 line of credit. The change in cash flow from financing activities is due to the $1,500,000 financing transaction that the Company closed in June 1998.

                               SIMTEK CORPORATION


FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products and by the introduction of new products. In the third quarter 1998, the Company continued to ship production orders of all of its nvSRAM product families along with shipping smaller quantities to customers interested in designing this product into its applications. The Company is currently deciding which new or derivative product it will develop next.

     As of September 30, 1998, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $800,000. Orders may be canceled prior to 30 days before the scheduled shipping date and, therefore, backlog should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

     ZMD continues to own approximately 30% of the Company's Common Stock and may not exceed 30% without approval of Simtek's Board of Directors.

     The debenture entered into with Renaissance Capital Group of Dallas, Texas ("Renaissance") in June 1998, allows for Renaissance to designate a nominee to serve as a member of the Company's Board of Directors, in the event of a monetary default under the debenture agreement, Renaissance may appoint an additional nominee to serve as a member of the Company's Board of Directors. As of the date of this filing, Renaissance has not designated a nominee to serve as a member of the Company's Board of Directors.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K
               -------------------

               Form 8-K filed July 27, 1998 announcing "Simtek Announces Financial Results for the Second Quarter of 1998"

               Form 8-K filed August 5, 1998 announcing "Simtek Chairman Dr. Richard Petritz Set to Leave August 31; Says Company He Founded is "In Good Strong Hands"

               Form 8-K filed September 24, 1998; Second Quarter 1998 Interim Report to Shareholders

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             SIMTEK CORPORATION
                                             (Registrant)



November 2, 1998                             By  /s/ Douglas Mitchell
                                                --------------------------------
                                                DOUGLAS MITCHELL
                                                Chief Executive Officer and
                                                  President