Form 10KSB40
period 1998-12-31
SIMTEK CORP
filed 1999-03-23
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-19027


                               SIMTEK CORPORATION
             (Exact name of registrant as specified in its charter)

                ------------------------------------------------


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $6,180,550.

The aggregate market value of the 20,377,841 shares of voting stock held by non-affiliates of the registrant was approximately $3,668,011, based upon the closing sale price of the Common Stock on March 5, 1999 of $ 0.18 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 12, 1999 was 28,955,226.

Transitional Small Business Disclosure Format:   Yes      No X
                                                    ---     ---

                                                      TABLE OF CONTENTS

PART I

Item 1:        Business..........................................................................................  3

Item 2:        Properties........................................................................................ 13

Item 3:        Legal Proceedings................................................................................. 13

Item 4:        Matters Submitted to a Vote of Security Holders................................................... 13


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters.......................... 14

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations.................................................................................. 15

Item 7:        Financial Statements and Supplementary Data....................................................... 21

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure..................................................................................... 38

PART III

Item 9:        Directors and Executive Officers of the Registrant................................................ 39

Item 10:       Executive Compensation............................................................................ 42

Item 11:       Security Ownership of Certain Beneficial Owners and Management.................................... 44

Item 12:       Certain Relationships and Related Transactions.................................................... 46

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K................................... 47


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

     Since completing product qualification in September 1991, the Company has received and filled more than 3,200 customer evaluation requests for its products. The Company has accepted purchase orders from many Fortune 500 companies. As of December 31, 1998, the Company's backlog for released purchase orders was approximately $500,000, all of which is expected to be shipped by June 30, 1999. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue. Since inception, in 1987 through December 31, 1998, the Company has generated net revenue of approximately $25,310,000 from the sale of products. Of this amount, approximately $6,181,000 was generated during the year ended December 31, 1998.

     The Company has completed the development and is in production of its first four families of products, 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile static random access memories ("nvSRAMs"). The Company's 256 kilobit nvSRAM was qualified in 1997 for sales into the commercial and industrial markets and in 1998 for shipment into the military market. The Company's 64 kilobit nvSRAMs meet or exceed the requirements for sales into commercial, industrial and military markets. The Company's 16 kilobit and 4 kilobit nvSRAMs have been qualified for sales into commercial and industrial markets. Simtek believes its 256 kilobit nvSRAMs offer lower cost per bit, greater memory capacity and faster data access speeds than other existing single-chip nonvolatile SRAMs. Simtek's 64 kilobit, 16 kilobit and 4 kilobit nvSRAMs provide even lower cost solutions for customers who do not require 256 kilobits of memory. The Company's nvSRAMs are physically smaller and require less maintenance than SRAM devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than SRAM devices that achieve nonvolatility by being combined with additional chips.

     The Company reduces capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") began providing silicon wafers for the Company's nvSRAM products in September 1993 and continues to provide wafers based on the Company's 0.8 and 1.2 micron product technology. Integra Technologies provides final test services for the products built on the wafers purchased from Chartered. Through the first half of 1998, the Company continued to purchase 64 kilobit and 256 kilobit finished units based on the Company's 0.8 micron product technology from Zentrum Mikroelektronik Dresden GmbH ("ZMD") of Dresden, Germany. During the second half of 1998, the Company ceased purchases from ZMD and began purchasing wafers from Chartered in order to produce their own nvSRAMs.

     During 1998, Company purchases from Chartered were for wafers based on 1.2 micron and 0.8 micron wafer technology. Sales of nvSRAMs generated from these wafers accounted for approximately 50% of the Company's revenue for 1998. In the fourth quarter of 1997 and the second quarter of 1998, the Company qualified the
0.8 micron technology from Chartered for use in the Company's commercial and military product, respectively.

     The Company along with ZMD completed development and product qualification of the Company's 256 kilobit product based on 0.8 micron product technology in the second quarter of 1997. Sales of the 256 kilobit and 64 kilobit product based on 0.8 micron product technology accounted for approximately 50% of the Company's sales for 1998.

     Simtek currently has three sales and marketing offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Atlanta, Georgia. The Company has engaged 15 independent representative organizations with 38 sales offices and 28 distributor organizations with 60 sales offices. These organizations have multiple sales offices and sales people covering a specific territory. Through these organizations and their sales offices Simtek is capable of serving a worldwide market

INDUSTRY AND PRODUCT BACKGROUND

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

TECHNOLOGY

     The Company uses an advanced implementation of silicon-nitride-oxide-semiconductor (SNOS) technology. SNOS technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. SNOS technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and EEPROMs using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate EEPROMs have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for the Company's products to protect against tunnel oxide rupture. In addition, the Company's product designs incorporate a special test feature which can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride.

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

     Simtek's nvSRAMs have fast data access speeds of 20, 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast SRAMs and meet the requirements of much of the fast SRAM market. The high speed characteristics of Simtek's nvSRAMs allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. The Simtek nvSRAM can be used to replace SRAMs with lithium batteries and multiple chip solutions such as SRAM plus EEPROM or Flash Memory.

     The Company finalized commercial and industrial qualification of two versions of its initial 64 kilobit nvSRAM product offering in September 1991 and April 1992, respectively. The Company completed military qualification of its initial nvSRAM in May 1992. The Company began sales into the commercial market of its initial 16 kilobit nvSRAM product family in 1992. The nvSRAM product family also includes the 4 kilobit version. The Company completed the development and product qualification of the 64 kilobit AutoStoreTM nvSRAM in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the SRAM cells into the EEPROM cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of the Company's 256 kilobit occurred in 1997 and military qualification of its 256 kilobit nvSRAM was completed in the second quarter of 1998.

     In addition to its qualified product sales, the Company has shipped nvSRAM samples to more than 3,200 prospective customers for evaluation and currently has a worldwide customer base of over 450 companies in products ranging from utility meters to military aircraft.

     NEW INTRODUCTIONS: The Company began shipping production qualified 256 kilobit nvSRAM products in mid-1997. These products are 16 times denser than the nearest competitor with a monolithic solution. The Company believes its 256 kilobit products will expand the market for Simtek products.

     In October 1998, the Company introduced a 1 megabit module using 4 of the 256 kilobit products on a single substrate. This device is intended for use by customers requiring additional density prior to availability of the monolithic (single-chip) version.

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

     PRODUCT WARRANTIES. Simtek presently provides a one-year limited warranty on its products. Simtek currently offers the high performance nvSRAMs listed below:

                                                  nvSRAMs Supplied

Product                   Description                          Speed                 Package         Flow
------------------------------------------------------------------------------------------------------------
STK20C04              4K (512x8) HW Store                   30,35,45 ns               600-P        Comm./Ind.
STK22C48              16K (2Kx8) AutoStoreTM                30,35,45 ns               600-P        Comm./Ind.
STK25C48              16K (2Kx8) AutoStoreTM                30,35,45 ns               600-P        Comm./Ind.
STK10C48              16K (2Kx8) HW Store                   30,35,45ns                PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK11C48              16K (2Kx8) SW Store                   30,35,45ns                PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK10C68              64K (8Kx8) HW Store                   25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK11C68              64K (8Kx8) SW Store                   25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK12C68              64K (8Kx8) AutoStoreTM                25,30,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK15C68              64K (8Kx8) AutoStoreTM                25,35,45 ns               600-P        Comm./Ind.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
STK11C88              256K (32Kx8) SW Store                 25,35,45 ns               PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK14C88              256K (32Kx8) AutoStoreTM              25,35,45 ns               PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      CDIP         Comm./Ind./Mil
                                                                                      LCC          Comm./Ind./Mil
STK15C88              256K (32Kx8) AutoStoreTM              25,35,45 ns               PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK25CA8              1Mbit (128Kx8) AutoStoreTM            45,55 ns                  Module       Comm./Ind.


RESEARCH AND DEVELOPMENT

     Many of the Company's research and development activities are centered around developing new products and reducing the cost of its nvSRAM products. Cost reduction is being done principally by introducing its 0.8 micron technology. This technology shrinks the size of the 64 kilobit nvSRAM chip and has enabled the Company to develop a cost effective 256 kilobit nvSRAM. The Company is continuing its efforts to improve yield on the 0.8 micron technology along with maintaining the existing yield on the Company's 1.2 micron technology. In order to further reduce costs, the Company engaged Lucent Technologies in the fourth quarter 1997 for testing of its 0.8 micron products. The Company has a test floor used for evaluation of its technologies, product designs and product quality. The test floor is also used for production testing of incoming wafers.

     The Company's research and development expenditures for the years ended December 31, 1998 and 1997 were $1,380,649 and $1,180,100, respectively. The Company intends to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of its existing products.

MANUFACTURING AND QUALITY CONTROL

     The Company's manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of the Company's product designs and technologies.

     In 1992, the Company and Chartered entered into a manufacturing agreement (the "Chartered Manufacturing Agreement") to provide the Company with silicon wafers for the Company's products. Under the Chartered Manufacturing Agreement, Chartered has installed a manufacturing process for versions of the Company's current and future products.

       Finished wafer procurement reverted to Chartered during 1998 as the Company ceased purchasing finished 0.8 micron units from ZMD. The current Chartered Manufacturing Agreement enables the Company to purchase 600 six-inch silicon wafers per month for the production of its 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product. During 1998, approximately 50% of the Company's product sales were based on wafers purchased from Chartered. All 0.8 micron products have been successfully qualified at Chartered.

     Device packaging continued at the Amkor facilities in the Philippines and South Korea. Final test for 0.8 micron products was established successfully at Integra Technologies in Wichita, Kansas.

     The Company's subcontractors provide quality control for the manufacture of the Company's products. The Company maintains its own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     The Company's quality and reliability programs were audited by several commercial and military customers during 1998 as part of routine supplier certification procedures. All such audits were completed satisfactorily.

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

     The Company's product families are standard products designed for many applications in contrast to products designed for specific applications ("ASIC's", or Application Specific Integrated Circuits). Therefore, management believes that its products will address very broad markets. The Company has received orders and inquiries regarding its nvSRAMs from over 10,000 potential customers as a result of exposure of the Company's products at trade shows, articles appearing in industry trade journals, direct advertising and the Company's sales network. The Company has sold product, received requests and sent samples of its nvSRAM products to approximately 3,200 potential customers for applications such as:

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

     Simtek currently has three sales and marketing offices, one in Colorado Springs, Colorado, one in Bristol, England and one in Atlanta, Georgia. The Company has engaged 15 independent representative organizations with 38 sales offices and 28 distributor organizations with 60 sales offices. Both organizations have multiple sales offices and sales people covering a specific territory. Through these organizations and their sales offices Simtek is capable of serving a worldwide market.

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

CUSTOMERS AND BACKLOG

     The Company has shipped qualified nvSRAM products to customers directly and through distributors since the September 1991 commercial product qualification; the majority of its customers are Fortune 500 companies. Approximately 17% of the Company's net product sales during 1998 were to customers in the Pacific Rim and approximately 16% were to customers in Europe. The remaining product sales were to customers in North America.

     As of December 31, 1998, the Company had a backlog of unshipped customer orders of approximately $500,000, which is expected to be filled by June 30, 1999. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     During 1998, the Company continued to receive initial and scheduled production orders on its 64 kilobit product. Management believes the Company will continue to receive volume production orders on its 64 kilobit product and that production orders on its 256 kilobit product will continue to grow.

LICENSES

     PRODUCT AND TECHNOLOGY LICENSE SALES. The Company has sold product and technology licenses to Nippon Steel, Plessey and ZMD. Based on prior actions by Nippon Steel and Plessey, the Company doesn't anticipate any future activity on the licenses with Nippon Steel and Plessey.

     ZMD. In June of 1994, the Company signed a joint development agreement with ZMD to install the 1.2 micron products for manufacture at ZMD and to jointly develop the 0.8 micron technology at Chartered. The Agreement was modified in August of 1994 by a Letter of Intent between the two Companies to bypass the installation of 1.2 micron technology at ZMD and instead modify the 0.8 micron technology to run in the ZMD factory. ZMD has paid Simtek all the monetary requirements under this agreement including any royalties they may receive from sales of these jointly developed products.

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

     The second category of products that compete with the Company's nvSRAMs are products that combine SRAMs with lithium batteries in specially adapted packages. These products generally are slower in access speeds than the Company's nvSRAMs due in part to limitations caused by life of the lithium battery when coupled with a faster SRAM. The Company's nvSRAMs are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the SRAM/battery solutions by the lithium battery. The Company's nvSRAMs can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed SRAM products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Benchmarq Microelectronics, Inc.

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

     ZMD, through their license agreement with Simtek, has the worldwide right to sell under the ZMD label nvSRAMs developed jointly by Simtek and ZMD. With volume production established at ZMD using the 0.8 micron product, ZMD has begun selling such nvSRAMs. This may have a positive impact for Simtek by creating a second source for Simtek's nvSRAM products. However, a potentially negative impact to Simtek may be the presence of ZMD as a competitor to Simtek.

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

     It is common in the semiconductor industry for companies to obtain copyright, trademark and patent protection of their intellectual property. Management believes that patents are significant in its industry, and the Company is seeking to build a patent portfolio. The Company expects to enter into patent license and cross-license agreements with other companies. The Company has been issued seven patents in the United States on its nvSRAM memory cell and other circuit designs. These patents have terms that expire through 2008 to 2013. The Company has also taken steps to obtain international patents on certain of its products. The Company has two applications pending and intends to prepare patent applications on additional circuit designs it has developed.

     In 1998, the Company received notification of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications. The foundation claims that certain machines and processes used in the building of the Company's semiconductor devices infringe on the foundation's patents. The Company and its counsel are presently discussing the terms of a license agreement with the foundation's counsel, and no formal actions have been taken by either party. The Company believes this matter can be resolved between the parties without a material financial impact upon the Company. However, in the unlikely event this matter should result in litigation, the ultimate outcome would be unknown.

     However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for the Company to obtain licenses from others relating to its products.

     The Company has received federal registration of the term "Novcel" it uses to describe its technology. The Company has not sought federal registration of any other trademarks, including "Simtek" or its logo.

EMPLOYEES

     As of the date of this Form 10-KSB, the Company has 23 full-time employees and one temporary employee. Of these employees eight are engaged in design and engineering activities, five in sales and marketing, eight in product operations and quality assurance, and three in management and administration. The Company also uses the resources of selected consultants from time to time. The Company considers that its relations with its employees are generally satisfactory.

ITEM 2.  PROPERTIES
-------------------

     Simtek leases approximately 9,170 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 2,350 square feet. The lease covering the Company's facilities expires on December 31, 2001. Management believes that its existing facilities will be adequate to meet its reasonably foreseeable needs or that, upon expiration of the current lease, alternative facilities will be available to it on acceptable terms to meet its requirements.

Item 3.  Legal Proceedings
--------------------------

     In 1998, the Company received notification of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications. The foundation claims that certain machines and processes used in the building of the Company's semiconductor devices infringe on the foundation's patents. The Company and its counsel are presently discussing the terms of a license agreement with the foundation's counsel, and no formal actions have been taken by either party. The Company believes this matter can be resolved between the parties without a material financial impact upon the Company. However, in the unlikely event this matter should result in litigation, the ultimate outcome would be unknown.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     There were no matters submitted to a vote in 1998.

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

                                                       Common Stock
                                                    ----------------------
                                                    High Bid     Low Offer
                                                    --------     ---------
     1997
First Quarter................................         .21          .23
Second Quarter...............................         .51          .53
Third Quarter................................         .41          .46
Fourth Quarter...............................         .35          .39

     1998
First Quarter................................         .39          .41
Second Quarter...............................         .32          .36
Third Quarter................................         .22          .23
Fourth Quarter...............................         .15          .16

     As of December 31, 1998, there were 309 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or "street name."

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

     In September 1991, the Company began the sale of certain commercially qualified 64 kilobit nvSRAM products based on a 1.2 micron technology. After initial qualification of its first product in 1991, the Company began expanding the 64 kilobit nvSRAM product family. By the end of 1993, the Company had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. During 1995, the Company developed its 64 kilobit nvSRAM product on a 0.8 micron technology, qualification of this product occurred in 1996. In late 1996 and into 1997, the Company along with assistance from ZMD completed the design, installation and qualification of its 256 kilobit product based on 0.8 micron technology into ZMD's wafer fab. In 1997, the Company installed the 256 kilobit nvSRAM product based on 0.8 micron technology in Chartered's wafer fab. Qualification of this product for use in the commercial and industrial market occurred in 1997 and qualification for use in the military market occurred in the second quarter of 1998. In the fourth quarter 1997, the Company qualified the 64 kilobit nvSRAM product built on 0.8 micron technology for sale in the commercial and industrial market. Sales from product built on wafers purchased from Chartered and finished units purchased from ZMD each accounted for approximately 50% of the Company's revenue for 1998. However, during 1998 the Company ceased purchasing finished units from ZMD.

     In 1998, the Company recorded net product sales of $6,180,550 for the year ended December 31, 1998 down from the $6,632,186 recorded for the year ended December 31,1997. The decrease in product sales was a reflection of lower product demand for semiconductor memories, primarily in Japan and other areas of the Far East. Management of the Company believes the lower product demand was primarily due to depressed market conditions in Japan and to the unfavorable conversion rate of the dollar to the yen.

     REVIEW OF 1998 OPERATIONS. During 1998, the Company focused on the objectives of its business plan which were aimed at making Simtek's operation more efficient. Highlights of the plan include: 1) annual sales revenue of

$9,000,000; 2) maintain positive gross margins; 3) qualification of the 256 kilobit product for use in the military market; 4) qualify the 64 kilobit nvSRAM based on 0.8 micron technology in Chartered's wafer fab; 5) find a source of additional funding to support the production and marketing of the 256 kilobit nvSRAM product. Described below is how the Company performed against its goals:

     Total product sales for 1998 were $6,180,550 which was less than the Company anticipated. The shortage was primarily due to lower product demand for semiconductor memories, primarily in Japan and other areas of the Far East. Many individual customers that had anticipated placing production orders in 1998 postponed schedules or canceled projects which included Simtek's nvSRAM's. However, the Company believes that during the first half of 1999 the market will recover. Sales of the Company's 16 kilobit product as a percent of total revenue remained at approximately the same level in 1998 as compared to 1997. Sales of the Company's 64 kilobit commercial and military product as a percent of total revenue decreased approximately 26% in 1998 as compared to 1997. This decrease was primarily due to increased sales of the 256 kilobit commercial product and the introduction and availability of the 256 kilobit military product which saw an increase as a percent of total revenue of approximately 26% in 1998 as compared to 1997.

     The Company was able to maintain approximately the same gross margin percentages through 1998 as in 1997. The Company had gross margins of $2,702,689 during 1998 compared to $2,955,754 during 1997.

     In the second quarter 1998, the Company met it's goal to qualify the 256 kilobit product for use in the military market. Sales from this product account for approximately 13% of the Company's net product sales for 1998.

     In the fourth quarter 1998, the Company announced availability of its 1-Meg module which incorporates four of the 256 kilobit nvSRAM's in a single package. In the fourth quarter 1998, the Company also began work on the development of a Real Time Clock technology that combines its nvSRAM with a miniature capacitor-powered oscillator. Announcement of this product technology occurred in the first quarter of 1999.

     In June 1998, the Company closed a $1,500,000 financing transaction with two funds. See "Liquidity and Capital Resources" for details of the financing arrangement.

     YEARS ENDED DECEMBER 31, 1998 AND 1997. Simtek's net product sales for 1998 totaled $6,180,550 compared to $6,632,186 for 1997. The decrease in net product sales for the year ended December 31, 1998 was due primarily to the impact that the struggling Far East economy had on product demand along with reduced systems demand and excess manufacturing capacity. During 1998, sales of the Company's
1.2 micron 64 kilobit and 0.8 micron 256 kilobit nvSRAM military products accounted for approximately 39% of the Company's sales, while sales of the 256 kilobit and 64 kilobit nvSRAM product based on 0.8 micron technology accounted for approximately 56%. Sales of the Company's 4 kilobit and 16 kilobit nvSRAM products accounted for the balance of the sales in 1998. Three distributors of the Company's nvSRAM products and one direct customer accounted for approximately 44% and 20%, respectively, of the Company's net product sales for the year ended December 31, 1998.

     The Company had a net income of $162,781 for the year ended December 31, 1998 compared to $788,618 for the year ended December 31, 1997. The Company realized a positive gross margin of $2,702,689 in 1998 compared to $2,955,754 in 1997 for percentages of 44% and 45%, respectively.

     Operating expenses were approximately $446,000 greater for the year ended December 31, 1998 than for the year ended December 31, 1997. Of this increase, approximately $201,000 related to research and development, which was due to the costs associated with yield improvement on the Company's 64 kilobit and 256 kilobit 0.8 micron technology built at Chartered's wafer fab. The approximate $128,000 increase in sales and marketing was attributed to an increase in advertising, travel, and sales commissions. The approximate $117,000 increase in administration was due primarily to increased payroll and benefit costs and an accrual for an estimated settlement regarding possible patent infringement. See
Note 6 "Commitments and Contingencies"

     The increase in other income was due primarily to a reversal of an accrued expense that managment believes is no longer valid.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to maintain profitability will depend primarily on its ability to continue reducing its manufacturing costs and increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base.

     As of December 31, 1998, the Company had a backlog of unshipped customer orders of $500,000 expected to be filled by June 30, 1999. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In 1998, the Company purchased all of its 0.8 micron and 1.2 micron technology wafers from a single supplier, Chartered. Approximately 50% of the Company's sales for 1998 were from finished units produced from these wafers. The Company has an agreement with Chartered to provide wafers through September 1998, as of the date of this filing, this agreement has not been extended. Through the first half of 1998, the Company also purchased finished units from ZMD based on 0.8 micron technology; sales from these products accounted for the remainder of the Company's sales for 1998. Any disruptions in the Company's relationship with Chartered could have an adverse impact on the Company's operating results.

     ZMD, through their license agreement with Simtek, has the worldwide right to sell nvSRAM's developed jointly by Simtek and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD has begun selling such nvSRAMs. In the past few months, the Company has seen a slight erosion of sales due to ZMD. However, due to ZMD creating a second source for nvSRAM products, the Company believes that their presence may have a positive impact because many large manufacturers require two sources to purchase product from.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1998, the Company raised approximately $32,100,000 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 1998, the Company generated $10,085,000 of gross revenue from the sale of product and technology licenses, approximately $25,300,000 from net product sales and $600,000 in royalty income.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of Common Stock at a price of $0.175 per share for all monies paid in 1995 and at the average share price of the quarter the monies were paid for all monies paid in 1996. In 1996, the Company received $378,551 under this agreement of which $248,398 was converted into 1,353,374 shares of Common Stock at a price of $.1548 and 165,000 shares of Common Stock at a price of $.2358. The balance of $130,153 remains as a payable to ZMD on the balance sheet as of December 31, 1998. ZMD currently owns approximately 30% of the Company's Common Stock and may not exceed 30% without the approval of Simtek's Board of Directors.

      In October 1997, the Company filed an S-3 Registration Statement to register the shares underlying the warrants that are shown as outstanding in the notes to the financial statements in this Form-10KSB. The Company will receive approximately $6,200,000 if all such outstanding warrants are exercised. There can be no assurance, however, that all or any portion of those outstanding warrants will be exercised. The warrants have exercise prices ranging from $.50 to $ 2.97 per share, which is substantially greater than the recent trading price of the Company's stock. Simtek's Board of Directors passed a resolution on September 1, 1998 to further extend the warrants that were to expire on October 26, 1997 and February 12, 1998 to March 31, 1999, respectively. The terms and conditions of all the other warrants remain the same.

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

     The debentures are convertible into Simtek common stock at $0.35 per share. The agreement allows for a one-time adjustment to the $0.35 conversion price if the Company does not achieve a pre-tax income of $700,000, excluding extraordinary gains and interest related to the debenture, for the fiscal year ended December 31, 1998. The new per share conversion price would be calculated by taking the volume-weighted average closing bid price of the Company's common stock for the 30 consecutive trading days following the Company's public press release of its December 31, 1998 fiscal year-end financial results. The following other conditions allow for an adjustment to the conversion price; 1) issuance or sales of shares at less than the conversion price; 2) stock dividends and 3) stock splits, subdivisions or combinations.

     The terms of the Debenture require the Company to file a "shelf" registration statement covering all of the common stock issuable upon conversion of the debentures. The Company anticipates filing this registration statement in April 1999. The terms of the Debenture allow for piggy-back registration rights if the Company proposes to register any of its common stock under the 1933 Act in connection with the public offering of such securities for its own account or for the account of its security holders.

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

     The Company's cash balance at December 31, 1998 was $2,149,820.

     The Company's liquidity will depend on its revenue growth and its ability to sell its products at positive gross margins and control its operating expenses.

     For the year ended December 31, 1998, cash flow used in operations was $476,250, which is primarily attributable to a decrease in accounts payable, accrued expenses and a reversal of accrued expenses totaling $666,518, an increase in inventory of $268,590 which was offset with a net income of $162,781, depreciation and amortization of $137,107 and an increase in accounts receivable of $181,387. The large decrease in accounts payable and accrued expenses was due to the Company paying ZMD for past due invoices after a price dispute was settled between the Company and ZMD in the first quarter of 1998. The increase in inventory is due to the Company switching from purchasing finished units from ZMD to producing finished units from wafers purchased from Chartered. This change in procurement requires the Company to maintain a larger wafer and work-in-progress inventory along with a finished goods inventory.

     The use of cash flows in investing activities was due to purchases of equipment related to the testing of the Company's 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered and from the purchase of a restricted certificate of deposit. The $180,400 of equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered. A $100,000 certificate of deposit was established to secure a $250,000 line of credit. Cash flow from financing activities is primarily due to the $1,500,000 financing transaction that the Company closed in June 1998.

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

     In 1998, Statement of Financial Accounting Standards 132, Employers' Disclosures about Pensions and Other Postretirement Benefits and Statement of Financial Accounting Standards 133, Accounting for Derivative Instruments and Hedging Activities were issued. Statement 132 revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

YEAR 2000

     The  information   provided  below   constitutes  a  "Year  2000  Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There are two other related issues which could also, lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts will need to be modified prior to the year 2000 in order to remain functional. To address the issue, the Company created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force has and continues to evaluate internal business systems, production equipment, software and other components which affect the Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000.

     The Company is in the process of assessing its production equipment and its information system and does not anticipate any material Year 2000 issues from its equipment or its own information system, databases or programs. Certain software packages are currently being upgraded to compliant versions. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or result of operations. In addition, the Company has been in contact with its suppliers and other third parties to determine the extent to which they may be vulnerable to "Year 2000" issues. As this assessment progresses, matters may come to the Company's attention, which could give rise to the need for remedial measures which have not yet been identified. As a contingency, the Company may replace the suppliers and third party vendors who cannot demonstrate to the Company that their products or services will be Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business. The Company is currently purchasing from one manufacturer 100% of the wafers from which the Company's nvSRAM's are produced. If this supplier or certain of the Company's other suppliers used in the manufacture of their products or certain large customers have Year 2000 issues it may have a materially adverse effect on the Company's revenues and operations.

     The Company believes that its Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000, compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

INFLATION

     The impact of inflation on the Company's business has not been material.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                          ----

Independent Auditor's Report.............................................  22

Balance Sheet - December 31, 1998........................................  23

Statements of Operations and Comprehensive Income - For the Years
    Ended December 31, 1998 and 1997.....................................  24

Statements of Changes in Shareholders' Equity - For the Years
    Ended December 31, 1998 and 1997.....................................  25

Statements of Cash Flows - For the Years Ended
    December 31, 1998 and 1997...........................................  26

Notes to Financial Statements............................................  27

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Simtek Corporation as of December 31, 1998 and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with general accepted accounting principles.




HEIN + ASSOCIATES LLP

Denver, Colorado
February 8, 1999

                                              SIMTEK CORPORATION

                                                BALANCE SHEET
                                              DECEMBER 31, 1998



                                                    ASSETS
                                                    ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                         $ 2,149,820
    Restricted certificate of deposit                                                                     100,000
    Accounts receivable - trade, net of allowance for doubtful accounts
         and return allowances of $42,838                                                                 744,754
    Inventory                                                                                             915,905
    Prepaid expenses and other                                                                             47,703
                                                                                                      -----------
             Total current assets                                                                       3,958,182

EQUIPMENT AND FURNITURE, net                                                                              221,119

OTHER ASSETS                                                                                               60,616
                                                                                                      -----------
TOTAL ASSETS                                                                                          $ 4,239,917
                                                                                                      ===========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                                  $   251,015
    Accrued expenses                                                                                      232,837
    Accrued wages                                                                                         222,948
    Accrued vacation payable                                                                               70,743
    Payable to ZMD                                                                                        130,153
                                                                                                      -----------
             Total current liabilities                                                                    907,696
                                                                                                      -----------

CONVERTIBLE DEBENTURES                                                                                  1,500,000

COMMITMENTS AND CONTINGENCIES (Notes 5 and 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                                            -
    Common stock, $.01 par value; 80,000,000 shares authorized,
         28,745,226 shares issued and outstanding                                                         287,452
    Additional paid-in capital                                                                         29,760,875
    Accumulated deficit                                                                               (28,216,106)
                                                                                                      -----------
             Total shareholders' equity                                                                 1,832,221
                                                                                                      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 4,239,917
                                                                                                      ===========


                           See accompanying notes to these financial statements.

                                           SIMTEK CORPORATION

                             STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                                                           FOR THE YEARS ENDED
                                                                                               DECEMBER 31,
                                                                                     -------------------------------
                                                                                         1998                1997
                                                                                     -----------         -----------
NET SALES                                                                            $ 6,180,550         $ 6,632,186

    Cost of sales                                                                      3,477,861           3,676,432
                                                                                     -----------         -----------

GROSS MARGIN                                                                           2,702,689           2,955,754

OPERATING EXPENSES:
    Research and development costs                                                     1,380,649           1,180,100
    Sales and marketing                                                                  803,868             675,361
    General and administrative                                                           486,718             369,718
                                                                                     -----------         -----------

             Total operating expenses                                                  2,671,235           2,225,179
                                                                                     -----------         -----------

INCOME FROM OPERATIONS                                                                    31,454             730,575
                                                                                     -----------         -----------

OTHER INCOME (EXPENSE):
    Interest income                                                                       78,587              55,610
    Other income                                                                         128,906               5,668
    Interest expense                                                                     (76,166)             (3,235)
                                                                                     -----------         -----------

             Total other income                                                          131,327              58,043
                                                                                     -----------         -----------

NET INCOME AND COMPREHENSIVE INCOME                                                  $   162,781         $   788,618
                                                                                     ===========         ===========

NET INCOME PER COMMON SHARE:
    Basic                                                                            $       .01         $       .03
                                                                                     ===========         ===========
    Diluted                                                                          $       .01         $       .03
                                                                                     ===========         ===========
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic                                                                             28,727,276          28,598,514
                                                                                     ===========         ===========
    Diluted                                                                           30,250,334          30,854,897
                                                                                     ===========         ===========






                           See accompanying notes to these financial statements.



                                                        SIMTEK CORPORATION

                                           STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                       Common Stock                Additional                            Total
                                                -------------------------           Paid-in          Accumulated     Shareholders'
                                                  Shares          Amount            Capital            Deficit         Equity
                                                ----------       --------          ----------        -----------     -------------
BALANCES, January 1, 1997                       28,506,685       $285,067        $29,730,728        $(29,167,505)     $  848,290

    Exercise of stock options                      172,500          1,725             21,600                 -            23,325
    Net income                                         -              -                  -               788,618         788,618
                                                ----------       --------        -----------        ------------      ----------
BALANCES, December 31, 1997                     28,679,185        286,792         29,752,328         (28,378,887)      1,660,233

    Exercise of stock options                       66,041            660              8,547                 -             9,207
    Net income                                         -              -                  -               162,781         162,781
                                                ----------       --------        -----------        ------------      ----------
BALANCES, December 31, 1998                     28,745,226       $287,452        $29,760,875        $(28,216,106)     $1,832,221
                                                ==========       ========        ===========        ============      ==========












                                           See accompanying notes to these financial statements.


                                               SIMTEK CORPORATION

                                            STATEMENTS OF CASH FLOWS



                                                                                          FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                         1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 ----------        ----------
    Net income                                                                        $  162,781        $  788,618
    Adjustments to reconcile net income to net cash from
        operating activities:
            Depreciation and amortization                                                137,107           127,444
            Reversal of accrued liability                                               (110,000)              -
            Net change in reserve accounts                                               (10,394)           86,144
            Deferred financing fees                                                        6,528               -
            Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                                    181,387          (383,263)
                  Inventory                                                             (268,590)         (362,960)
                  Prepaid expenses and other                                             (18,551)            7,890
              Increase (Decrease) in:
                  Accounts payable                                                      (657,208)          386,805
                  Accrued expenses                                                       100,690           (86,603)
                                                                                      ----------        ----------
        Net cash (used in) provided by operating activities                             (476,250)          564,075
                                                                                      ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture                                                 (180,400)          (76,257)
    Increase in restricted cash                                                         (100,000)              -
                                                                                      ----------        ----------
        Net cash used in investing activities                                           (280,400)          (76,257)
                                                                                      ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debenture, net of deferred financing fees                1,421,664               -
    Exercise of stock options                                                              9,207            23,325
                                                                                      ----------        ----------
        Net cash provided by financing activities                                      1,430,871            23,325
                                                                                      ----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                674,221           511,143

CASH AND CASH EQUIVALENTS, beginning of year                                           1,475,599           964,456
                                                                                      ----------        ----------

CASH AND CASH EQUIVALENTS, end of year                                                $2,149,820        $1,475,599
                                                                                      ==========        ==========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $   76,187        $    3,235
                                                                                      ==========        ==========

    Cash paid for income taxes                                                        $   16,245        $      -
                                                                                      ==========        ==========


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

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, all of the Company's cash and cash equivalents were held by a single bank, of which approximately $2,174,000 was in excess of Federally insured amounts.

     REVENUE RECOGNITION - Product sales revenue is recognized when a valid purchase order has been received and the products are shipped to customers, including distributors. Customers receive a one year product warranty and sales to distributors are subject to a product right of return and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 1998 includes:


           Raw materials                                     $  36,144
           Work in process                                     716,025
           Finished goods                                      283,798
                                                             ---------
                                                             1,035,967
           Less reserves                                      (120,062)
                                                             ---------
                                                             $ 915,905
                                                             =========

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

     INCOME PER SHARE - The income per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     STOCK-BASED COMPENSATION - As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

     INCOME TAXES - The Company accounts for income taxes under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance. Valuation allowances are recorded for deferred tax assets that are not expected to be realized.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

     SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, was issued in February 1998. This statement revises the disclosure requirement for pensions and other postretirement benefits. This statement is effective for the Company's financial statements for the year ended December 31, 1998 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


2.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 1998 consists of the following:


         Research and development equipment and software         $1,002,869
         Computer equipment and software                            810,234
         Office furniture                                            23,982
         Other equipment                                             75,144
                                                                 ----------
                                                                  1,912,229
         Less accumulated depreciation and amortization          (1,691,110)
                                                                 ----------
                                                                 $  221,119
                                                                 ==========


     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $137,107 and $127,444 was charged to operations for the years ended December 31, 1998 and 1997, respectively.


3.   PAYABLE TO ZMD:
     --------------

     Under the terms of a cooperation agreement with ZMD, the Company received $378,551 during 1996 from ZMD. Of the $378,551 received during 1996, $248,398 was converted into 1,518,374 shares of common stock. Because the cooperation agreement specifies that ZMD's ownership of the Company may not exceed 30% without the approval of the Company's Board of Directors, the additional $130,153 that was received from ZMD in 1996 was not converted into common stock and is recorded as a liability at December 31, 1998. Pursuant to the terms of the cooperation agreement, ZMD is allowed to have two members on the Company's Board of Directors.


4.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ---------------------------------------------

     As of December 31, 1998, the Company had a $250,000 revolving line-of-credit (LOC). The LOC bears interest at prime plus .75% (8.25% at December 31, 1998). Subsequent to December 31, 1998, the Company increased its LOC to $350,000, which matures in March 2000. The LOC requires the Company to maintain a $100,000 certificate of deposit as collateral. The LOC is also collateralized by substantially all assets of the Company. At December 31, 1998, the Company had no balance outstanding.

     Subsequent to year-end, one of the Company's suppliers revised their credit terms whereby the Company is now required to have a $250,000 letter-of-credit in the event of default on payments by the Company. This letter-of-credit requires the Company to maintain a $250,000 certificate of deposit as collateral.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



5.   CONVERTIBLE DEBENTURES:
     ----------------------

     During June 1998, the Company received proceeds of $1,500,000 from the issuance of convertible debentures (the "Debentures"). The Debentures are convertible into shares of common stock of the Company at a conversion price of $.35 per share.

     The Debentures conversion price will be adjusted to the average price of the Company's common stock for 30 trading days subsequent to a press release of the Company's 1998 financial results, if the average price is below $.35 per share. Certain other events may trigger a downward adjustment of the Debenture conversion price, including common stock offerings whereby the common stock is sold for less than the conversion price. The Debentures mature in June 2005, however, may be redeemed earlier by the holder under certain limiting circumstances. Interest at 9% is paid monthly, with monthly principal payments of $15,000 beginning in June 2001. All outstanding principal and interest is due in June 2005. The Debentures are collateralized by substantially all the assets of the Company.


6.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     OFFICES LEASES - The Company leases office space under a lease which expires on December 31, 2001. Monthly lease payments are approximately $9,000.

     The Company leases furniture and equipment under operating leases which expire over the next three years. Monthly lease payments, including sales tax, are approximately $18,000. At December 31, 1998, future minimum lease payments under the equipment, furniture and office leases described above are approximately as follows:

         Year
         ----
         1999                           $241,936
         2000                            166,813
         2001                            142,599
                                        --------
                                        $551,348
                                        ========


     Office rent and equipment lease expense totaled $273,905 and $274,241 for the years ended December 31, 1998 and 1997, respectively.

     PATENT CONTINGENCIES - In 1998, the Company received notification of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications. The foundation claims that certain machines and processes used in the building of the Company's semiconductor devices infringe on the foundation's patents. The Company and its counsel are presently discussing the terms of a license agreement with the foundation's counsel, and no formal actions have been taken by either party. The Company believes this matter can be resolved between the parties without a material financial impact upon the Company. However, in the unlikely event this matter should result in litigation, the ultimate outcome would be unknown.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     ACCRUED SALARY - Due to limited working capital of the Company, the Company's former CFO agreed with the Company's Board of Directors to defer his salary from April 1, 1994 through December 31, 1996. As of December 31, 1998, a total of $210,000 was accrued and unpaid.

     EMPLOYMENT AGREEMENTS - During the year ended December 31, 1998, the Company entered into an employment agreement with the Company's President and Chief Executive Officer. As of December 31, 1998, the base salary under this agreement is $120,000 per year, and expires June 1, 2001. The Company may terminate the agreement for good cause. If terminated for any other reason, the Company will pay the continuation of the base salary and benefits, mitigated by income earned by the employee, for the remainder of the term of the agreement.

     REVERSAL OF ACCRUED LIABILITY - In 1994 and 1995, the Company accrued a $110,000 liability for services, the value of which were disputed by the Company. During 1998, the Company reevaluated this liability and determined it was highly unlikely it would ever be paid and, therefore, recognized $110,000 of other income for the reversal of the claim.

7.   SHAREHOLDERS' EQUITY:
     --------------------

     COMMON STOCK - During 1997, the shareholders approved an increase in the number of authorized common shares from 40,000,000 to 80,000,000.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     EARNINGS PER SHARE - The following is a reconciliation of basic and diluted
     EPS:


                                                                 For the Year Ended December 31, 1998
                                                             --------------------------------------------
                                                                Income           Shares         Per Share
                                                             (Numerator)      (Denominator)      Amount
                                                             -----------      -------------     ---------
            Basic EPS -
              Income available to common shareholders          $162,781        28,727,276         $.01
              Effect of dilutive options                            -           1,523,058         ====
                                                               --------        ----------
            Diluted EPS -
              Income available to common shareholders
                 plus assumed conversions                      $162,781        30,250,334         $.01
                                                               ========        ==========         ====


                                                                 For the Year Ended December 31, 1997
                                                             --------------------------------------------
                                                                Income           Shares         Per Share
                                                             (Numerator)      (Denominator)      Amount
                                                             -----------      -------------     ---------
            Basic EPS -
              Income available to common shareholders          $788,618        28,598,514         $.03
              Effect of dilutive options                            -           2,256,383         ====
                                                               --------        ----------
            Diluted EPS -
              Income available to common shareholders
                plus assumed conversions                       $788,618        30,854,897         $.03
                                                               ========        ==========         ====


     Options to purchase 4,137,736 and 3,844,150 shares of common stock were outstanding at December 31, 1998 and 1997, respectively. Of that total, 2,559,986 and 3,649,150 had a dilutive effect on the 1998 and 1997, respectively, EPS. For purposes of calculating diluted EPS, those options resulted in 1,523,058 and 2,256,383 incremental shares for 1998 and 1997, respectively, determined using the treasury stock method. The remaining 1,577,750 and 195,000 options had an anti-dilutive effect on 1998 and 1997, respectively, and were therefore excluded from the computation of diluted EPS. These options had exercise prices ranging from $.19 to $.56 per share for 1998 and $.50 to $.65 per share for 1997.

     The Company also had warrants outstanding at December 31, 1998 to purchase approximately 5,274,888 shares of common stock. All of these warrants had an anti-dilutive effect on the diluted EPS for 1997 and 1998, and were therefore excluded from the calculation. See the warrant table below for a summary of warrants outstanding at December 31, 1998.

     The Company also had two convertible debentures outstanding at December 31, 1998 to purchase common stock at a conversion price of $.35 per share (see
     Note 5). The conversion of these debentures had an anti-dilutive effect on the diluted EPS and were, therefore, excluded from the calculation.

     WARRANTS - The Company issued Class B warrants, redeemable at the Company's option, in connection with its February 1993, public offering. The Company has also issued Representative warrants to the underwriters of its public offerings. In 1989 and 1990, the Company issued warrants to certain of its shareholders. The Company's warrants contain certain anti-dilutive provisions which will result in adjustment to the warrant terms upon

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     certain events occurring. During 1998, the Company extended the expiration date for its outstanding warrant to March 31, 1999. All other terms of the warrants were unchanged.

     A summary of the warrants outstanding as of December 31, 1998, is as follows:

                                                                                                   Number of
                                                                                                     Shares          Dollars
                                                                Per                                Issuable            Upon
                                        Number     Expira-    Warrant      Number     Per Share   Upon Exercise      Exercise
                              Issue  of Warrants    tion      Exercise    of Shares   Purchase       of all           of All
Description                   Date   Outstanding   Date(1)     Price     per Warrant    price      Warrants(2)       Warrants
-----------                   ----   -----------   -------    --------   -----------  ----------  -------------    ------------
Class B Warrant             2/17/93    1,725,000  3/31/99      $1.80         1.51      $1.19       2,604,750       $3,105,000
Class B Warrant             2/25/93       81,333  3/31/99      $1.80         1.51       1.19         122,813          146,399
                                      ----------                                                   ---------       ----------
   Total Class B                       1,806,333                                                   2,727,563       $3,251,399
                                      ==========                                                   =========       ==========
Other Warrants:
   Petritz                  9/29/89       63,300  3/31/99      $ .50         1.00      $ .50          63,300       $   31,650
   Petritz                  9/27/90       52,751  3/31/99      $ .50         1.00      $ .50          52,751           26,376
   TTLP                     9/29/89      126,600  3/31/99      $ .50         1.00      $ .50         126,600           63,300
   TTLP                     9/27/90      105,499  3/31/99      $ .50         1.00      $ .50         105,499           52,750
                                      ----------                                                   ---------       ----------
   Total Other                           348,150                                                     348,150       $  174,076
                                      ==========                                                   =========       ==========

Representative Warrant      3/6/91       195,000  3/31/99      $ .50         1.00      $ .50         195,000       $   97,500
Representative Warrant      3/6/91       195,000  3/31/99      $ .50         1.00      $ .50         195,000           97,500
Representative Warrant      10/30/92     300,000  3/31/99      $ .50         1.00      $ .50         300,000          150,000
Representative Warrant(3)   2/25/93      517,500  3/31/99      $2.48         1.60      $1.55         828,000        1,283,400
Representative Warrant(4)   2/25/93      172,500  3/31/99      $2.97         1.63      $1.82         281,175          511,739
Representative Warrant      1/31/94      400,000  3/31/99      $1.60         1.00      $1.60         400,000          640,000
                                      ----------                                                   ---------       ----------
   Total Representative Warrants       1,780,000                                                   2,199,175       $2,780,139
                                      ==========                                                   =========       ==========

   Total  Warrants                     3,934,483                                                   5,274,888       $6,205,614
                                      ==========                                                   =========       ==========

-------------------
(1) During 1998, the expiration date of all warrants issued was extended to March 31, 1999. All other terms and conditions of the warrants remained the same.
(2) All shares underlying the warrants were registered under an S-3 registration statement that was filed with the Securities and Exchange Commission on October 14, 1997.
(3) The original 172,500 Representative Warrants granted on February 25, 1993 were actually units consisting of three shares of common stock and a Class B Warrant for a price of $7.425 per unit. The units will eventually split up thus creating 517,500 shares of common stock at an exercise price of $2.475. These shares contain anti-dilution provisions detailed in the Representative Warrant Agreement.
(4) The Warrant within the Representative Warrants granted on February 25, 1993 was for an exercise price of $2.97 with anti-dilution provisions.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     STOCK OPTION PLANS - The Company has approved two stock option plans that authorize an aggregate of 5,500,000 shares for stock options that may be granted to directors, employees, and consultants. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. The Incentive Stock Option Plan was adopted in 1991, and the NonQualified Stock Option Plan was adopted in 1994. Following is a summary of activity under these stock option plans for the years ended December 31, 1998 and 1997:

                                               1998                             1997
                                     ---------------------------      --------------------------
                                                        Weighted                        Weighted
                                                         Average                         Average
                                       Number           Exercise        Number          Exercise
                                     of Shares           Price        of Shares           Price
                                     ---------          --------      ----------        --------

     Outstanding, beginning of year  3,844,150            $.16        3,147,500            $.14

       Granted, including exchanges    504,100             .37          904,650             .33
       Expired                          (7,000)            .18              -
       Exercised                       (66,041)           (.14)        (172,500)            .14
       Canceled                       (137,473)           (.47)         (35,500)            .27
                                     ---------                        ---------

     Outstanding, end of year        4,137,736            $.19        3,844,150            $.16
                                     =========                        =========

     For all options granted during 1998 and 1997, the weighted average fair value was $.30 and $.27, respectively. At December 31, 1998, options for 3,362,196 shares were exercisable and options of the remaining options, 449,097, 243,926, and 82,517 shares will become exercisable in 1999, 2000, and 2001, respectively. If not previously exercised or forfeited, options outstanding at December 31, 1998, will expire as follows:

                                                                        Weighted
                                                                         Average
                                                        Number          Exercise
     Year Ending December 31,                         of Shares          Price
     ------------------------                         ---------         --------

             1999                                        42,000           $.15
             2000                                       184,800            .15
             2001                                       915,765            .14
             2002                                     1,345,921            .14
             2003                                       381,500            .15
             2004                                       765,150            .30
             2005                                       502,600            .37
                                                      ---------           ----
                                                      4,137,736           $.20
                                                      =========           ====

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                     1998           1997
                                                                   --------       --------
           Net income (loss) applicable to common shareholders:
              As reported                                          $162,781       $788,618
              Pro forma                                              32,981        676,314

           Net income (loss) per common shareholders:
              As reported - basic and diluted                      $    .01       $    .03
              Pro forma - basic and diluted                               -            .02

     The fair value of each option granted in 1998 and 1997 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                      Options Granted During
                                                      ----------------------
                                                       1998            1997
                                                      ------          ------

              Expected volatility                     125.4%          128.2%
              Risk-free interest rate                   5.5%            5.5%
              Expected dividends                          -               -
              Expected terms (in years)                  4.0             4.0


     OTHER - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



8.   SIGNIFICANT  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     ---------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales to foreign customers and sales of military products for the years ended December 31, 1998 and 1997 were as follows (as a percentage of sales):

                                                   1998       1997
                                                   ----       ----

          Foreign customers                         33%        47%
          Military products sales                   39%        33%


     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 1998 and 1997 were as follows (as a percentage of sales):


          Customer                                 1998       1997
          --------                                 ----       ----

             A                                      15%        30%
             B                                      14%        11%
             C                                      15%         -%
             D                                      20%        22%


     The  Company   frequently  sells  large  quantities  of  inventory  to  its customers. At December 31, 1998, the Company had gross trade receivables totaling approximately $366,798 due from two customers.

     In 1997 and 1998, the Company purchased all of its wafers, based on 1.2 micron technology from a single supplier located in Singapore. Approximately 50% and 43% of the Company's sales for 1998 and 1997, respectively, were from finished units produced from these wafers. The Company has an agreement with this supplier to provide wafers through September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In 1998 and 1997, the Company also purchased finished units from ZMD for $1,715,867 and $2,304,859, respectively, and sales from these products accounted for approximately 50% and 57% of the Company's sales for 1998 and 1997, respectively. At December 31, 1998 and 1997, ZMD owned approximately 30% of the Company. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming an alternate manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


 9.  INCOME TAXES:

     Under SFAS 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:


                                                               Deferred Tax
                                                            Assets (Liability)
                                                            ------------------
     Current:
        Accounts receivable                                    $      6,000
        Inventories                                                 128,000
        Accrued expenses                                            155,000
                                                               ------------
     Total                                                          289,000
     Valuation allowance                                           (289,000)
                                                               ------------
     Total current deferred tax                                $        -
                                                               ============

     Non-current:
        Property and equipment                                 $     (5,000)
        Net operating losses                                      9,395,000
        R&D credit carryforward                                   1,312,000
        AMT credit                                                   62,000
                                                               ------------
     Net deferred tax asset before valuation allowance           10,764,000
     Valuation allowance                                        (10,764,000)
                                                               ------------
     Total non-current deferred tax asset                      $        -
                                                               =============

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 1998 and 1997 increased $253,000 and $13,000.

     At December 31, 1998, the Company has approximately $25,000,000 available in net operating loss carryforwards which begin to expire from 2004 to 2010.

     Total income tax expense for 1998 and 1997 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                                                                  1998           1997
                                                                                ---------      ---------
        Total expense computed by applying the U.S. statutory rate (34%)         $58,000        $194,000
        Effect of changes in reserve accounts                                      3,000          33,000
        Tax compensation on options exercised                                     (4,000)        (23,000)
        Effect of net operating loss carryforward                                (43,000)       (206,000)
        Other                                                                     (6,000)          2,000
                                                                                 -------        --------
        Provision for income taxes (rounded)                                     $ 8,000        $    -
                                                                                 =======        ========

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None in 1998.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The directors and executive officers of the Company are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Douglas M. Mitchell..............................    49       Director, Chief Executive Officer and President,
                                                              Chief Financial Officer (acting)

Klaus C. Wiemer..................................    61       Director

Robert H. Keeley.................................    57       Director

Harold Blomquist.................................    47       Director

John Heightley...................................    62       Director

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

     KLAUS C. WIEMER, has served as a director of the Company since May 1993. He also serves on the boards of Neomagic Corp (NMGC) of Santa Clara, CA and InterFET Corp of Garland, TX. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of the Company. From May 1994, Dr. Wiemer has been an independent consultant for the Company. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

     ROBERT H. KEELEY, has served as a director of the Company since May 1993. He is currently the El Pomar Professor of Finance at the University of Colorado at Colorado Springs. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a professor at the Wharton School of Business at the University of Pennsylvania and a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of Analytical Surveys, Inc. and a number of private companies.

     HAROLD A. BLOMQUIST, was appointed as a director of the Company in May 1998. Mr. Blomquist is currently president of American Microsystems ("AMI") Japan, Ltd. in Toyko; senior managing director and board chairman of AMI GmbH in Dresden, Germany; senior vice president of AMI's business operations worldwide; and a member of the board of directors for both AMI and AMI's holding company, GA Tech, Inc. Before joining AMI in April 1990, Mr. Blomquist held a series of increasingly responsible positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     JOHN HEIGHTLEY, was appointed as a director of the Company in September 1998. Mr. Heightley is currently executive vice president and chief technology officer for United Memories of Colorado Springs. From 1990 to 1996, Mr. Heightley was president and chief executive officer of Adaptive Solutions, Inc. In 1986 and 1987, he held the position of president and chief executive officer of Gigabit Logic, Inc.; in 1987 he was appointed chairman of Gigabit along with his responsibilities as president and chief executive officer. Mr. Heightley held these positions until 1990. Prior to Gigabit, Mr. Heightley served as president and chief executive officer of Ramtron Corporation from 1985 to 1986 and from 1978 to 1985 he served as a member of the board of directors, president, chief operating officer and vice president of memory products for Inmos International, plc. Mr. Heightley was granted a B.S. degree in Engineering Science from Penn State University and earned a M.S. degree in Electrical Engineering from M.I.T.

     RICHARD L. PETRITZ, founder of the Company and Chairman of the Board retired in August 1998. Dr. Petritz had a long and distinguished semiconductor career that began in 1958 at Texas Instruments before he went on to found such other semiconductor companies as Mostek and Inmos International, plc. As of the date of this filing, a replacement as Simtek's Chairman of the Board has not been named.

     Subject to the requirement that the Board of Directors be classified if it consists of six or more persons, directors serve until the next annual meeting or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. Vacancies on the Board of Directors are filled by the existing directors. Under the agreement entered into with ZMD in 1994, ZMD has the right to appoint two members to the Board of Directors. At this time ZMD has no representation on Simtek's Board of Directors. The Debenture agreement entered into with Renaissance also allows for Renaissance to designate a nominee to serve as a member of the Company's Board of Directors. In the event of a monetary default under the Debenture agreement, Renaissance may appoint an additional nominee to serve as a member of the Company's Board of Directors. As of the date of this filing, Renaissance has not designated a nominee to serve as a member of the Company's Board of Directors.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of the Company's last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Company's Chief Executive
Officer during the fiscal year ended December 31, 1998. No other executive officers of the Company as of December 31, 1998 had combined annual salary and bonus for the fiscal year ended December 31, 1997 that exceeded $100,000.

                                              Summary Compensation Table

                                                                            Long Term Compensation
                                                                        ------------------------------
                               Annual Compensation                       Awards             Payouts
                           ---------------------------------------------------------------------------
Name                                               Other                Restricted
and                                                Annual               Stock               LTIP    All Other
Principal                                          Compen-              Award(s)  Options/ Payouts  Compen-
Position               Year  Salary($)  Bonus($)   sation($)              ($)     SARs(#)   ($)    sation($)
---------              ------------------------------------------------------------------------------------

Douglas M. Mitchell(1) 1998  $120,000     --         --                    --       --      --      --
Chief Executive        1997  $ 60,716(2)  --         --                    --       --      --      --
 Officer and
 President

(1)    Mr.  Mitchell   replaced  Dr.  Petrtiz  upon  the   announcement  of  his
       resignation as the Company's Chief Executive Officer and President.

(2) Mr. Mitchell was hired in May 1997, the salary reflected was paid in his capacity as Chief Operating Officer and Executive Vice President.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by the Company during the fiscal year ended December 31, 1998 to the individual named in the summary compensation table above.

                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                                         Options/SAR's                  Price                        at Assumed
                            Shares         Granted to    Exercise        per                       Annual Rate of
                          subject to       Employees       Price       Share on                      Stock Price
                        Options/SAR's      in Fiscal        Per        Date of     Expiration     Appreciation for
Name                       Granted         % of Total      Share        Grant         Date           Option Term
---------------------- ---------------- --------------------------- --------------------------------------------------
                                                                                                   5%         10%
                                                                                               -----------------------
Douglas M. Mitchell       250,000(1)         56.29%        $0.37        $0.37       6/5/2005     37,657      87,756

     (1) 225,000 options were granted to Mr. Mitchell in his capacity as Chief Executive Officer and President, these options vest at 1/36th per month over 3 years. 25,000 options were granted to Mr. Mitchell in his capacity as a director, these options are exercisable in total after six months of service completed after June 5, 1998.

YEAR-END OPTION TABLE

     The following table sets forth as of December 31, 1998 the number of shares subject to unexercised options held by the individual named in the summary compensation table above. None of the options had exercise prices less than the last sale price of the Common Stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 1998. No options were exercised by the individual during the fiscal year ended December 31, 1998.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                          Options/SARs at Fiscal                 Options/SARs
                             Shares          Value               Year-End                     at Fiscal Year-End
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
---------------------------------------- -------------------------------------------- ---------------- -----------------
Douglas M. Mitchell             -              -          269,444         380,556            -                 -


EMPLOYMENT AGREEMENTS

     DOUGLAS M. MITCHELL. Mr. Mitchell is employed as the Company's President and Chief Executive Officer pursuant to an employment agreement with the Company. Under the terms of the employment agreement, Mr. Mitchell receives and annual salary of $120,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expires June 1, 2001 but is automatically renewed for successive one-year terms unless the Company or Mr. Mitchell elects not to renew. If the Company terminates the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

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

DIRECTORS' COMPENSATION

     Each director of the Company who is not also an employee of the Company receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company. During the fiscal year ended December 31, 1998, 5,000 stock options were granted each to Dr. Klaus Wiemer and Dr. Robert Keeley and 25,000 stock options were granted each to Mr. Douglas Mitchell and Mr. Harold Blomquist.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The table below sets forth certain information regarding ownership of the Company's Common Stock as of February 28, 1999 by each person who is known by the Company to beneficially own more than five percent of the Common Stock, by each director of the Company, by each executive officer named in the summary compensation table and by all directors and executive officers of the Company as a group. Shares issuable within sixty days after February 28, 1999 upon the exercise of warrants or options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such warrants or options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The number of shares issuable upon exercise of outstanding Class B Redeemable Warrants gives effect to anti-dilution provisions triggered by issuances of the Company's securities through December 31, 1998. After giving effect to these anti-dilution provisions, each Class B Redeemable Warrant entitles the holder thereof to purchase 1.51 shares of Common Stock at an effective purchase price of $1.19 per share. To the knowledge of the Company, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

 Name and                                            Amount and Nature
Address of                                             of Beneficial             Percent of
Beneficial Owner                                        Ownership                  Class
-------------------------------------------------------------------------------------------
Zentrum Mikroelektronik Dresden GmbH                     8,547,385                29.73%
Grenzstra e 28
01109 Dresden, Germany

Douglas M. Mitchell                                        338,889   (1)           1.17%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                                            115,000   (2)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                           100,000   (3)               *
12630 Milan Road
Colorado Springs, CO  80908

Harold Blomquist                                            25,000   (4)               *
5740 Arrowhead Dr.
Pocatello, ID 83204

All officers and directors as a group
   (4 persons)                                             578,889   (5)           1.97%

---------------------------
*    Less than one percent.

(1) Represents 338,889 shares issuable upon exercise of options.

(2) Represents 115,000 shares issuable upon exercise of options.

(3) Includes 90,000 shares issuable upon exercise of options.

(4) Represents 25,000 shares issuable upon exercise of options.

(5) Includes 568,889 shares issuable upon exercise of stock options.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     ZMD currently owns approximately 30% of the Company. The Company's purchases of product from ZMD in 1998 and 1997 were $1,715,867 and $2,304,859, respectively, and sales from these products accounted for approximately 50% and 57% of the Company's sales for 1998 and 1997, respectively.

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

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 1998.

   Date                              Item
   ----                              ----

October 26, 1998                     Other information - Press Release -
                                     "Simtek Announces Financial Results for
                                     the Third Quarter of 1998"

December 1, 1998                     Other information - Third Quarter 1998
                                     Interim Report to Shareholders

C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 49 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 19,1999.


                                            SIMTEK CORPORATION


                                            By:     /S/DOUGLAS M. MITCHELL
                                               -------------------------------
                                               Douglas M. Mitchell
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 19, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                            TITLE



  /S/DOUGLAS M. MITCHELL
---------------------------                          Chief Executive Officer and
Douglas M. Mitchell                                  President


  /S/DOUGLAS M. MITCHELL
---------------------------                          Chief Financial Officer
Douglas M. Mitchell                                  (acting)


  /S/DOUGLAS M. MITCHELL
---------------------------                          Director
Douglas M. Mitchell


  /S/ROBERT H. KEELEY
---------------------------                          Director
Robert H. Keeley


  /S/JOHN HEIGHTLEY
----------------------------                         Director
John Heightley

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1998


Exhibits:

           All exhibits listed below incorporated herein by reference.
           -----------------------------------------------------------

3.1       Amended and Restated Articles of Incorporation.(2)
3.2 Amended and Restated Articles of Incorporation November 1997.(10) 3.3 Bylaws.(2)
4.1       1987-I  Employee  Restricted  Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3 Warrant Agreement between the Company and Josephthal Lyon & Ross Incorporated.(3)
4.4 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.5       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.6 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.7       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.8 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(1)
4.9       Stock Purchase Warrant issued by the Company to Richard L. Petritz.(1)
4.10 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.11      Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.12 Stock Purchase Warrant issued by the Company to Transitions Three Limited Partnership.(2)
4.13      Stock Purchase Warrant issued by the Company to Richard L. Petritz.(2)
4.14 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(3)
4.15      Form of Common Stock Certificate.(3)
4.16      Form of Warrant Certificate.(3)
4.17      Simtek Corporation 1991 Stock Option Plan.(4)
4.18 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.19 Form of Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(6)
4.20 Form of Representative's Warrant Agreement between the Company and Berkeley Securities Corporation.(6)
4.21      Form of Unit Certificate.(7)
4.22 Form of Representative's Warrant Agreement (with form of warrant attached).(7)
4.23      1994 Non-Qualified Stock Option Plan.(8 )
4.24      Amendment to the 1994 Non-Qualified Stock Option Plan.(9)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Warrant Agreement between the Company and Continental Stock Transfer & Trust Company.(5)
10.4 Form of Warrant issued by the Company in the October 1992 and January 1993 private placements.(7)
10.5 Convertible Secured Note Purchase Agreement between the Company and Continental Stock Transfer & Trust Company.(7)
10.6 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(8)
10.7 Letter of Intent Corporation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated August 26, 1994(8)
10.8 Letter Intent between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated July 21, 1995(9)
10.9 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(9)
10.10 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated February 28, 1995(9)
10.11 Subscription Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated December 31, 1995(9)
10.12 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(9)

10.13     Employment  agreement  between the Simtek  Corporation  and Douglas M.
          Mitchell
10.14 Convertible Loan Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust, PLC as lenders and Renaissance Capital Group, Inc. as agent for the lenders dated June 12, 1998
10.15 Convertible Debenture Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. dated 12, 1998
10.16 Convertible Debenture Agreement between Simtek Corporation and Renaissance US Growth & Income Trust, PLC dated June 12, 1998
27.1      Financial Data Schedule

--------------------

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on December 10, 1992.
(6) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on January 29, 1993.
(7) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-55516) filed with the Commission on February 10, 1993.
(8) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(9) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(10) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998

                              CORPORATE INFORMATION


BOARD OF DIRECTORS

Klaus C. Wiemer (1)(2)(3)

Douglas M. Mitchell

Robert Keeley (1)(2)(3)

Harold Blomquist (1)(2)(3)

John Heightley


Board of Directors Committees
(1) Compensation Committee
(2) Stock Committee
(3) Audit Committee


CORPORATE OFFICERS

Douglas M. Mitchell
Chief Executive Officer, President
and Acting Chief Financial Officer



CORPORATE COUNSEL

Holme Roberts & Owen LLP
1700 Lincoln St. Suite 1400
Denver, CO 80203


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