Form 10QSB
period 1999-03-31
SIMTEK CORP
filed 1999-05-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 1999

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                                Outstanding at May 12, 1999
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                               28,955,226

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 1999


PART 1. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
     ITEM 1

             Balance Sheets as of March 31, 1999 and
             December 31, 1998                                               3

             Statements of Operations for the three months ended
             March 31, 1999 and 1998                                         4

             Statements of Cash Flows for the three months ended
             March 31, 1999 and 1998                                         5

             Notes to Financial Statements                                   6

     ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            7-9

PART II. OTHER INFORMATION

     ITEM 1  Legal Proceedings                                              10

     ITEM 2  Changes in Securities                                          10

     ITEM 3  Defaults upon Senior Securities                                10

     ITEM 4  Matters Submitted to a Vote of Securities Holders              10

     ITEM 5  Other Information                                              10

     ITEM 6  Exhibits and Reports on Form 8-K                               10

SIGNATURES                                                                  11

                                                       SIMTEK CORPORATION

                                                         BALANCE SHEETS

              ASSETS
              ------
                                                                                March 31, 1999        December 31, 1998
                                                                               ---------------        -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $        1,744,916        $      2,149,820
   Certificate of deposit, restricted......................................             351,888                 100,000
   Accounts receivable - trade, net........................................             905,276                 744,754
   Inventory, net .........................................................             949,765                 915,905
   Prepaid expenses and other..............................................              42,364                  47,703
                                                                             ------------------------------------------

       Total current assets................................................           3,994,209               3,958,182

EQUIPMENT AND FURNITURE, net...............................................             189,567                 221,119

OTHER ASSETS...............................................................              57,818                  60,616
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        4,241,594        $      4,239,917
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable........................................................  $          286,348        $        251,015
   Accrued expenses........................................................             219,023                 232,837
   Accrued wages...........................................................             221,475                 222,948
   Accrued vacation payable................................................              86,495                  70,743
   Payable to ZMD..........................................................             130,153                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................             943,494                 907,696

CONVERTIBLE DEBENTURES.....................................................           1,500,000               1,500,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding                                           -                         -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,955,226 and 28,745,226 shares issued and outstanding at
       March 31, 1999 and December 31, 1998, respectively                              289,552                   287,452
   Additional paid-in capital..............................................         29,793,041                29,760,875
   Accumulated deficit.....................................................        (28,284,493)              (28,216,106)
                                                                             -------------------------------------------
   Shareholder's equity....................................................          1,798,100                 1,832,221
                                                                             -------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $       4,241,594         $       4,239,917
                                                                             ===========================================

                           The accompanying notes are an integral part of these financial statements.

                                                       SIMTEK CORPORATION

                                                   STATEMENTS OF OPERATIONS

                                                                                     For the quarters ended March 31,
                                                                                     --------------------------------
                                                                                       1999                    1998
                                                                                     --------                --------
NET SALES..................................................................     $      1,368,637     $       1,539,331

     Cost of  sales........................................................              819,396               809,211
                                                                                --------------------------------------

GROSS MARGIN...............................................................              549,241               730,120

OPERATING EXPENSES:
     Design, research and development......................................              312,926               299,400
     Administrative........................................................              106,348               115,162
     Marketing.............................................................              187,743               192,564
                                                                                --------------------------------------

         Total Operating expenses..........................................              607,017               607,126

INCOME (LOSS) FROM OPERATIONS..............................................              (57,776)              122,994
                                                                                --------------------------------------

OTHER INCOME (EXPENSE):
     Interest income (expense), net........................................               (10,019)              14,417
     Other expense, net....................................................                  (592)              (2,030)
                                                                                --------------------------------------

         Total other income (expense)......................................               (10,611)              12,387
                                                                                --------------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................................               (68,387)             135,381

     Provision for income taxes............................................                    -                10,360
                                                                                --------------------------------------

NET INCOME (LOSS)..........................................................     $         (68,387)   $         125,021
                                                                                ======================================

BASIC AND DILUTED EPS......................................................     $            0.00    $            0.00
                                                                                ======================================

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING..................................           28,828,448            28,695,916

EFFECT OF DILUTIVE OPTIONS.................................................                    -             2,142,302
                                                                                --------------------------------------

DILUTIVE SHARES OUTSTANDING................................................           28,828,448            30,838,218
                                                                                ======================================





                           The accompanying notes are an integral part of these financial statements.

                                                  SIMTEK CORPORATION

                                               STATEMENTS OF CASH FLOWS


                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------

                                                                                    1999                1998
                                                                                  --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $       (68,687)       $        125,021
     Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization..............................              33,294                  34,736
           Increase (decrease) in net change of reserve
                accounts..............................................             (28,245)                119,622
           Deferred financing fees....................................               2,798                       -
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (118,238)               (203,089)
               Inventory..............................................             (34,979)               (329,888)
               Prepaid expenses and other ............................               5,339                (192,162)
           Increase (decrease) in:
               Accounts payable.......................................              35,333                 (49,883)
               Accrued expenses.......................................             (12,455)                113,792
                                                                           ---------------------------------------

        Net cash used in operating activities.........................            (185,540)               (381,851)
                                                                           ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................              (1,742)               (109,876)
     Interest received on certificate of deposit                                    (1,888    )                  -
     Increase in restricted cash......................................            (250,000)               (100,000)
                                                                           ----------------------------------------

     Net cash used in investing activities............................            (253,630)               (209,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................              34,266                   3,173
                                                                           ---------------------------------------

        Net cash provided by financing activities                                   34,266                   3,173
                                                                           ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................            (404,904)               (588,554)
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period                                   2,149,820               1,475,599
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $     1,744,916        $        887,045
                                                                           =======================================


                           The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 12, 1999 for fiscal year 1998.

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

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,368,637 for the first quarter of 1999 down from the $1,539,331 recorded for the first quarter 1998. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The decrease was due primarily to a decrease in sales from the Company's high end industrial and military products and a decrease of product demand in the European market. Three distributors of the Company's nvSRAM products account for more than 61% of the Company's net sales for the first quarter 1999. Products sold to distributors are re-sold to various end customers.

     During the first quarter 1999, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices. The Company also purchased wafers built on 0.8 micron technology from Chartered to support sales of its commercial and industrial products. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 94% of the Company's revenue for the first quarter 1999. The balance of the Company's revenue for the first quarter 1999, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD") in 1998.

     The Company saw a decrease of approximately 7% in gross margins in the first quarter 1999 as compared to the first quarter 1998. This decrease in gross margin was due primarily to a decrease in product sales from the high end industrial and military products.

     Total other operating expenses saw no material change in the first quarter 1999 as compared to the first quarter 1998. Research and Development saw an approximate $13,000 increase which was primarily due to costs incurred for future product development. Administration saw a decrease of approximately
$9,000 which was due to a headcount decrease. Sales and Marketing saw an approximate decrease of $5,000. This decrease was primarily the net effect of an increase in headcount and a decrease in advertising.

     The Company recorded a net loss of $68,387 in the first quarter of 1999 as compared to a net income of $125,021 for the first quarter of 1998. The decrease was due to decreased product sales and gross margins.

     The change in cash flows from operating activities was primarily a result of a net loss, an increase in accounts receivable and inventory. The change in cash flows from investing activities was used for collateral for a letter of credit that one of the Company's suppliers required the Company to obtain in the event of default on payments by the Company. The change in cash flows from financing activities was due to the exercise of stock options.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. In the first quarter 1999, the Company introduced its Real Time Clock technology which combines its nvSRAM's with a miniature capacitor-powered oscillator/counter that eliminates the need for a back-up battery when system power is lost. The Company is currently deciding which new or derivative product it will develop next.

     As of March 31, 1999, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $560,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

                               SIMTEK CORPORATION


     In April 1999, the Company was audited by Defense Supply Center, Columbus ("DSCC") for the quality of its military systems. The audit team recommended holding shipments of compliant product until a number of issues, predominantly involving subcontracted test laboratories, were resolved. The Company and DSCC have agreed to a schedule which will allow resumption of shipments by mid to late May 1999. Management of the Company is confident that this schedule will be met, with a minimal impact on sales to its military customers.

LIQUIDITY AND CAPITAL RESOURCES

     In April 1999, the Company filed a Form S-3 Registration Statement to register shares of common stock issuable upon conversion of the $1,500,000 convertible debenture financing package that was completed in June 1998 with Renaissance Capital Group of Dallas, Texas ("Renaissance"). Under the terms of the financing agreement, the conversion price was subject to Simtek's market price for a period after the 1998 financial results were reported. The Form S-3 Registration Statement provides for up to 7,692,308 shares to be converted against the debenture.

     ZMD continues to own approximately 30% of the Company's Common Stock and may not exceed 30% without approval of Simtek's Board of Directors.

     The Company may require additional capital to fund production and marketing of any new products it may develop. The Company does not have any commitments for such additional capital as of the date of this report.

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

                               SIMTEK CORPORATION



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

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - In 1998, the Company received notification of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications. The foundation claimed that certain machines and processes used in the building of the Company's semiconductor devices infringe on the foundation's patents. In April 1999, the Company and its counsel reached an agreement with the foundation for the Company to purchase a nonexclusive license of the foundations patents. The Company has already recorded the liability associated with this license and therefore believes that there will be no future material financial impact upon the Company.

ITEM 2.  CHANGES IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITIES HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K

          Form 8-K filed February 22, 1999; press release announcing "Simtek Announces Financial Results for 1998"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SIMTEK CORPORATION
                                  (Registrant)



May 12, 1999                       By  /s/ Douglas Mitchell
                                      -----------------------------------------
                                      DOUGLAS MITCHELL
                                      Chief Executive Officer, President
                                        and Chief Financial Officer (acting)