Form 10QSB
period 1999-06-30
SIMTEK CORP
filed 1999-08-05
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 1999

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

Class                                              Outstanding at August 2, 1999
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             28,955,226

                                                SIMTEK CORPORATION



                                                       INDEX

                                          For Quarter Ended June 30, 1999

PART 1. FINANCIAL INFORMATION
         ITEM 1                                                                                   Page
                                                                                                  ----
                      Balance Sheets as of June 30, 1999 and
                      December 31, 1998                                                             3

                      Statements of Operations for the three months and six
                      months ended June 30, 1999 and 1998                                           4

                      Statements of Cash Flows for the six months ended
                      June 30, 1999 and 1998                                                        5

                      Notes to Financial Statements                                                 6

         ITEM 2

                      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                          7-9

PART II. OTHER INFORMATION

         ITEM 1       Legal Proceedings                                                            10

         ITEM 2       Changes in Securities                                                        10

         ITEM 3       Defaults upon Senior Securities                                              10

         ITEM 4       Matters Submitted to a Vote of Securities Holders                            10

         ITEM 5       Other Information                                                            10

         ITEM 6       Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                                         11



                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------                                                             June 30, 1999        December 31, 1998
                                                                                 -------------        -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $        1,923,643        $      2,149,820
   Certificate of deposit, restricted......................................             354,630                 100,000
   Accounts receivable - trade, net........................................           1,187,416                 744,754
   Inventory, net..........................................................             696,598                 915,905
   Prepaid expenses and other..............................................              40,295                  47,703
                                                                             ------------------------------------------

       Total current assets................................................           4,202,582               3,958,182

EQUIPMENT AND FURNITURE, net...............................................             190,514                 221,119

OTHER ASSETS...............................................................              55,021                  60,616
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        4,448,117        $      4,239,917
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $          476,645        $        251,015
   Accrued expenses........................................................             204,769                 232,837
   Accrued wages...........................................................             221,475                 222,948
   Accrued vacation payable................................................              89,553                  70,743
   Payable to ZMD..........................................................             130,153                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................           1,122,595                 907,696

CONVERTIBLE DEBENTURES.....................................................           1,500,000               1,500,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                  -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,955,226 and 28,745,226 shares issued and outstanding
       at June 30, 1999 and December 31, 1998, respectively................            289,552                 287,452
   Additional paid-in capital..............................................         29,793,041              29,760,875
   Accumulated deficit.....................................................        (28,257,071)            (28,216,106)
                                                                             -------------------------------------------
   Shareholder's equity....................................................          1,825,522               1,832,221
                                                                             -----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $       4,448,117         $     4,239,917
                                                                             =========================================

                    The accompanying notes are an integral part of these financial statements.

                                                     SIMTEK CORPORATION

                                                   STATEMENTS OF OPERATIONS

                                                                Three Months Ended June 30,             Six Months Ended June 30,
                                                                ---------------------------             -------------------------
                                                                  1999               1998                 1999             1998
                                                                  ----               ----                 ----             ----
NET SALES..................................................  $    1,937,669   $     1,801,948       $     3,306,307   $   3,341,279

     Cost of  sales........................................       1,214,699         1,015,389             2,034,096       1,824,600
                                                             ----------------------------------------------------------------------

GROSS MARGIN...............................................         722,970           786,559             1,272,211       1,516,679

OPERATING EXPENSES:
     Design, research and development......................         318,804           416,484               631,730         715,884
     Administrative........................................         103,602           109,243               209,950         224,405
     Marketing.............................................         238,382           209,083               426,125         401,647
                                                             ----------------------------------------------------------------------

         Total Operating Expenses..........................         660,788           734,810             1,267,805       1,341,936

INCOME FROM OPERATIONS.....................................          62,182            51,749                 4,406         174,743
                                                             ----------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................         (10,502)            4,352               (20,519)         18,769
     Other income (expense), net...........................         (24,260)           (2,813)              (24,852)         (4,843)
                                                             ----------------------------------------------------------------------

         Total other income (expense)......................         (34,762)            1,539               (45,371)         13,926
                                                             ----------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................          27,420            53,288               (40,965)        188,669

     Provision for income taxes............................               -                 -                     -          10,360
                                                             ----------------------------------------------------------------------

NET INCOME (LOSS)..........................................  $       27,420   $        53,288       $       (40,965)  $     178,309
                                                             ======================================================================

BASIC AND DILUTED EPS......................................  $         0.00   $          0.00       $          0.00   $         .01
                                                             ======================================================================

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING...............................................      28,955,226        28,708,826            28,892,187      28,708,826

EFFECT OF DILUTIVE OPTIONS.................................         987,504         1,969,713                     -       2,056,008
                                                             ----------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING................................      29,942,730        30,678,539            28,892,187      30,764,834
                                                             ======================================================================



                    The accompanying notes are an integral part of these financial statements.



                                                SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended June 30,
                                                                                      -------------------------

                                                                                     1999                    1998
                                                                                     ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................     $       (40,965)       $        178,309
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization..............................              68,567                  72,936
           Increase (decrease) in net change of reserve accounts                   (40,211)                154,422
           Deferred financing fees....................................               5,595                     687
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (372,842)               (484,371)
               Inventory..............................................             225,001                (448,431)
               Prepaid expenses and other ............................               7,408                (179,860)
           Increase (decrease) in:
               Accounts payable.......................................             225,630                (317,169)
               Accrued expenses.......................................             (46,034)                107,502
                                                                           ---------------------------------------
        Net cash provided by (used in) operating activities...........              32,149                (915,975)
                                                                           ---------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture .............................             (37,962)               (122,678)
     Interest received on certificate of deposit......................              (4,630)                      -
     Increase in restricted cash......................................            (250,000)               (100,000)
                                                                           ---------------------------------------

     Net cash used in investing activities............................            (292,592)               (222,678)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................              34,266                   9,207
     Proceeds from convertible debenture, net of deferred
        financing fees................................................                   -               1,442,267
                                                                           ---------------------------------------

        Net cash provided by financing activities.....................              34,266               1,451,474
                                                                           ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS.....................................................            (226,177)                312,821
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           2,149,820               1,475,599
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $     1,923,643        $      1,788,420
                                                                           =======================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...........................................     $        66,945        $            627
                                                                           =======================================

     Cash paid for income taxes.......................................     $             -        $         10,360
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

           In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:


           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,937,669 for the second quarter of 1999 and $3,306,307 for the six months ended June 30, 1999 up from the $1,801,948 recorded for the second quarter 1998 and down from the $3,341,279 for the six months ended June 30, 1998. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The increase in net sales for the three months ended June 30, 1999 were primarily from sales of the Company's nvSRAM products in the Far East returning to their historic levels with the Company. The decrease in net sales for the six months ended June 30, 1999 was primarily due to decreased product demand in Europe for the entire period and the Far East during the first quarter. Three distributors of the Company's nvSRAM products account for approximately 60% of the Company's net sales for the second quarter 1999. Products sold to distributors are re-sold to various end customers.

           In the second quarter 1999, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices and 16 kilobit commercial devices. The Company also purchased wafers built on 0.8 micron technology from Chartered. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 94% of the Company's revenue for the second quarter 1999. The balance of the Company's revenue for the second quarter 1999, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD") in 1998.

           The Company saw a decrease of approximately 7% in gross margins in the three months and six months ended June 30, 1999 as compared to the same periods in 1998. The decrease in gross margin was due primarily to a decrease in average selling prices associated with large production volume orders and a decrease in product sales from the high end industrial and military products in the first three months of 1999.

           Total operating expenses saw an approximate decrease of $74,000 in the three and six months ended June 30, 1999 as compared to the same two periods in 1998. Research and development saw the largest decrease of approximately $98,000 and $84,000, respectively. This decrease was primarily due to the Company's additional costs associated with the installation of its 64 kilobit and 256 kilobit products based on 0.8 micron technology into Chartered during the first six months ended June 30, 1998. Administration showed a decrease of approximately $6,000 and $14,000, respectively, which was primarily due to a decrease in headcount. Sales and Marketing saw an increase of approximately $30,000 and $24,000, respectively. This increase was primarily due to increased headcount.

           The Company recorded a net income of $27,420 in the second quarter of 1999 and a net loss of $40,965 for the six months ended June 30, 1999 as compared to a net income of $53,288 for the second quarter of 1998 and a net income of $178,309 for the six months ended June 30, 1998. The decrease in net income was primarily due to decreased gross margins.

           The change in cash flows from operating activities was primarily a result of an increase in accounts receivable, a decrease in net change of reserve accounts, a decrease in inventory, a decrease in prepaid expenses and other and an increase in accounts payable. The accounts receivable increase was due to an increased level of billings at the end of the period which averages approximately 45 days to receipt of payment. The decrease in reserve accounts was due to the decrease in inventory that decreased the inventory reserve and a price protection

                               SIMTEK CORPORATION


reserve that was required in the first six months of 1998 that was not required in the first six months of 1999. The decrease in inventory was due primarily to an increase in high volume production orders that used up a substantial portion of the Company's inventory. The decrease in prepaid expenses and other was because in the first six months of 1998 the Company was required to prepay for any inventory purchased from ZMD while it was in the transition of transferring production to Chartered. The increase in accounts payable is a result of a change from the Company prepaying for inventory in the first six months of 1998 to currently paying its subcontractors that build its products on 30 day terms.

           The change in cash flows from investing activities was due to purchases of equipment and furniture and an increase in restricted cash. The purchases of equipment and furniture were related to the testing of the Company's 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered. The increase in restricted cash was used for collateral for a letter of credit that one of the Company's suppliers required the Company to obtain in the event of default on payments by the Company. The change in cash flows from financing activities was due to the exercise of stock options.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by improving the availability of existing products and by the introduction of new products. In the second quarter 1999, the Company continued to ship production orders of all its nvSRAM product families along with shipping smaller quantities to customers interested in designing this product into its applications. The Company is currently deciding which new or derivative product it will develop next.

           In July 1999, the Company introduced its AutoStorePlus part which is intended to be a direct replacement for competitors encapsulated battery-backed RAMs. The Company believes that this part will eliminate socket requirements, improve system reliability and reduce manufacturing costs for systems manufacturers currently using battery-backed RAMs.

           As of June 30, 1999, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $720,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

Liquidity and Capital Resources

           In April 1999, the Company filed a Form S-3 Registration Statement to register shares of common stock issuable upon conversion of the $1,500,000 convertible debenture financing package that the sale of was completed in June 1998 with Renaissance Capital Group of Dallas, Texas ("Renaissance"). The Company and Renaissance agreed to postpone the registration and the Company has withdrawn the Form-3 Registration Statement.

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

                               SIMTEK CORPORATION


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

         The Company is in the process of assessing its production equipment and its information system and does not anticipate any material Year 2000 issues from its equipment or its own information system, databases or programs. Certain software packages are currently being upgraded to compliant versions. The Company has half of its internal business systems updated to Year 2000 and anticipates having the requirements for updating the other half done by August 1999. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or result of operations. In addition, the Company has contacted all of its suppliers and distributors with a questionnaire regarding Year 2000 compliance and as of June 1999, all of its suppliers and distributors have responded to the best of their knowledge that they are Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business. The Company is currently purchasing from Chartered 100% of the wafers from which the Company's nvSRAM's are produced along with using Amkor for assembly of its products and Integra Technologies for the final testing of their products. Chartered, Amkor and Integra have all confirmed that to the best of their knowledge they are Year 2000 compliant, however, the Company may take steps to build additional inventory at the end of the year to support approximately 60 days of product shipments in case a problem should occur with any one of these key suppliers. The Company believes that if one of its distributors should incur a Year 2000 problem, then the Company would be able to support the end customer directly until the problem is corrected. In the worst-case scenario, if the Company, its manufacturers or a majority of its key customers were to experience Year 2000 bugs, the Company may incur substantial losses and may not be able to continue operating until the problems have been rectified.

         The Company believes that its internal Year 2000 compliance project will be completed in advance of the Year 2000 date transition and will not have a material adverse effect on the Company's financial condition or overall trends in the results of operations. However, there can be no assurance that unexpected delays or problems, including the failure to ensure Year 2000, compliance by systems or products supplied to the Company by a third party, will not have an adverse effect on the Company, its financial performance, or the competitiveness or customer acceptance of its products.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               Form  8-K  filed   April  14,   1999  "1998   Annual   Report  to
               Shareholders"

               Form 8-K filed May 13, 1999 "Simtek Announces Financial Results for the First Quarter of 1999"

               Form 8-K filed June 15, 1999 " First Quarter 1999 Interim Report"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       SIMTEK CORPORATION
                                       (Registrant)



August 3, 1999                         By  /s/ Douglas Mitchell
                                          --------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)