Form 10QSB
period 1999-09-30
SIMTEK CORP
filed 1999-11-01
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 For the quarterly period ended November 1, 1999

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

Class                                            Outstanding at November 1, 1999
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            28,955,226



                                                SIMTEK CORPORATION



                                                       INDEX

                                       For Quarter Ended September 30, 1999

PART 1. FINANCIAL INFORMATION

         ITEM 1                                                                                   Page
                                                                                                   ----
                      Balance Sheets as of September 30, 1999 and
                      December 31, 1998                                                             3

                      Statements of Operations for the three months and nine
                      months ended September 30, 1999 and 1998                                      4

                      Statements of Cash Flows for the nine months ended
                      September 30, 1999 and 1998                                                   5

                      Notes to Financial Statements                                                 6

         ITEM 2

                      Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                                          7-9

PART II. OTHER INFORMATION

         ITEM 1       Legal Proceedings                                                            10

         ITEM 2       Changes in Securities                                                        10

         ITEM 3       Defaults upon Senior Securities                                              10

         ITEM 4       Matters Submitted to a Vote of Securities Holders                            10

         ITEM 5       Other Information                                                            10

         ITEM 6       Exhibits and Reports on Form 8-K                                             10

SIGNATURES                                                                                         11


                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------                                                         September 30, 1999      December 31, 1998
                                                                             ------------------      -----------------

CURRENT ASSETS:
   Cash and cash equivalents...............................................  $      1,902,914        $      2,149,820
   Certificate of deposit
       Restricted portion..................................................           400,000                 100,000
       Unrestricted portion................................................             7,868                       -
   Accounts receivable - trade, net........................................         1,079,071                 744,754
   Inventory, net .........................................................           816,955                 915,905
   Prepaid expenses and other..............................................            38,014                  47,703
                                                                             ----------------------------------------

       Total current assets................................................         4,244,822               3,958,182

EQUIPMENT AND FURNITURE, net...............................................           457,487                 221,119

OTHER ASSETS...............................................................            52,223                  60,616
                                                                             ----------------------------------------

TOTAL ASSETS...............................................................  $      4,754,532        $      4,239,917
                                                                             ========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $        579,872        $        251,015
   Capital lease obligation - current portion..............................            51,115                       -
   Accrued expenses........................................................           265,453                 232,837
   Accrued wages...........................................................           221,475                 222,948
   Accrued vacation payable................................................            83,143                  70,743
   Payable to ZMD..........................................................           130,153                 130,153
                                                                             ----------------------------------------
       Total current liabilities...........................................         1,331,211                 907,696

CAPITAL LEASE OBLIGATION, NET OF CURRENT PORTION...........................           203,377                       -

CONVERTIBLE DEBENTURES.....................................................         1,500,000               1,500,000

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                 -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       28,955,226 and 28,745,226 shares issued and outstanding
       at September 30, 1999 and December 31, 1998, respectively...........           289,552                 287,452
   Additional paid-in capital..............................................        29,793,041              29,760,875
   Accumulated deficit.....................................................       (28,362,649)            (28,216,106)
                                                                             ----------------------------------------
   Shareholder's equity....................................................         1,719,944               1,832,221
                                                                             ----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $      4,754,532        $      4,239,917
                                                                             ========================================

                    The accompanying notes are an integral part of these financial statements.

                                                     SIMTEK CORPORATION

                                                   STATEMENTS OF OPERATIONS

                                                          Three Months Ended September 30,           Nine Months Ended September 30,
                                                          --------------------------------           -------------------------------
                                                              1999                1998                    1999             1998
                                                              ----                ----                    ----             ----
NET SALES.............................................  $     1,633,348     $     1,464,760         $     4,939,654   $    4,806,039

     Cost of  sales...................................        1,121,868             843,025               3,155,963        2,667,625
                                                        ----------------------------------------------------------------------------

GROSS MARGIN..........................................          511,480             621,735               1,783,691        2,138,414

OPERATING EXPENSES:
     Design, research and development.................          288,820             284,871                 920,550        1,000,755
     Administrative...................................           86,236             104,923                 296,186          329,328
     Marketing........................................          233,020             209,112                 659,145          610,759
                                                        ----------------------------------------------------------------------------

         Total Operating Expenses.....................          608,076             598,906               1,875,881        1,940,842

INCOME (LOSS) FROM OPERATIONS.........................          (96,596)             22,829                 (92,190)         197,572
                                                        ----------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income (expense), net...................           (9,537)            (10,977)                (30,057)           7,791
     Other income (expense), net......................              556               9,296                 (24,296)           4,454
                                                        ----------------------------------------------------------------------------

         Total other income (expense).................           (8,981)             (1,681)                (54,353)         12,245
                                                        ----------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES........................         (105,577)             21,148                (146,543)        209,817

     Provision for income taxes.......................                -               3,765                       -           14,125
                                                        ----------------------------------------------------------------------------

NET INCOME (LOSS).....................................  $      (105,577)    $        17,383         $      (146,543)  $      195,692
                                                        ============================================================================

BASIC AND DILUTED EPS................................   $          0.00     $          0.00         $          0.00   $          .01
                                                        ============================================================================

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING.........................................        28,955,226          28,721,138              28,913,431       28,721,138

EFFECT OF DILUTIVE OPTIONS...........................                 -           1,437,267                       -        1,847,911
                                                        ----------------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING..........................        28,955,226          30,158,405              29,913,431       30,569,049
                                                        ============================================================================



                    The accompanying notes are an integral part of these financial statements.

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                    1999                    1998
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................     $      (146,543)       $        195,692
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization..............................             106,421                 104,512
           Increase (decrease) in net change of reserve accounts                   (28,980)                (56,460)
           Deferred financing fees....................................               8,393                   3,730
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (261,610)               (265,793)
               Inventory..............................................             119,139                (405,692)
               Prepaid expenses and other ............................               9,689                  (5,851)
           Increase (decrease) in:
               Accounts payable.......................................             327,776                (271,532)
               Accrued expenses.......................................             (20,372)                  4,815
                                                                           ---------------------------------------
        Net cash provided by (used in) operating activities...........             113,913                (696,579)
                                                                           ----------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture .............................             (87,217)               (144,068)
     Interest received on certificate of deposit......................              (7,868)                      -
     Increase in restricted cash......................................            (300,000)               (100,000)
                                                                           ----------------------------------------

     Net cash used in investing activities............................            (395,085)               (244,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................              34,266                   9,207
     Proceeds from convertible debenture, net of deferred
        financing fees................................................                   -               1,421,664
                                                                           ---------------------------------------

        Net cash provided by financing activities.....................              34,266               1,430,871
                                                                           ---------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS.....................................................            (246,906)                490,224
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           2,149,820               1,475,599
                                                                           ---------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $     1,902,914        $      1,965,823
                                                                           =======================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest...........................................     $       100,973        $         42,152
                                                                           =======================================
     Cash paid for income taxes.......................................     $             -        $         14,125
                                                                           =======================================
     Equipment associated with capital lease..........................     $       255,573        $              -
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

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

           Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $1,633,348 for the third quarter of 1999 and $4,939,654 for the nine months ended September 30, 1999 up from the $1,464,760 recorded for the third quarter 1998 and the $4,806,039 for the nine months ended September 30, 1998. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The increase in net sales for the three and nine months ended September 30, 1999 were primarily from sales of the Company's nvSRAM products in the Far East returning to their historic levels with the Company. Four distributors of the Company's nvSRAM products account for approximately 62% of the Company's net sales for the third quarter 1999. Products sold to distributors are re-sold to various end customers.

           In the third quarter 1999, the Company purchased wafers built on 1.2 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its high end 64 kilobit industrial and military devices and 16 kilobit commercial devices. The Company also purchased wafers built on 0.8 micron technology from Chartered. Sales of devices built with both types of wafers purchased from Chartered accounted for approximately 97% of the Company's revenue for the third quarter 1999. The balance of the Company's revenue for the third quarter 1999, was primarily from the sales of commercial 64 kilobit and 256 kilobit finished units purchased from Zentrum Mikroelektronik Dresden GmbH ("ZMD") in 1998.

           The Company saw a decrease of approximately 11% and 8% in gross margins, as a percent of sales, for the three months and nine months ended September 30, 1999, respectively, as compared to the same periods in 1998. The decrease in gross margin was due primarily to a decrease in average selling prices associated with large production volume orders and a decrease in product sales from the high end industrial and military products in the three months ended September 30, 1999. During the third quarter, the Company expected short-term demand for high-margin military products to be down due to cyclical government contract requirements. The Company planned to more than compensate for this with increased commercial shipments. Even though customer demand was strong, the Company experienced a delay in manufacturing a significant number of parts through its subcontractors, resulting in lower revenues than had been forecast. Management believes these production issues have been resolved and will allow the Company to catch up with growing customer demand in the fourth quarter.

           Total operating expenses experienced an approximate $9,000 increase in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was due primarily to a headcount increase in sales and marketing. The nine months ended September 30, 1999 saw a decrease in operating expenses of approximately $65,000 as compared to the same period in 1998. Research and development saw the largest decrease of approximately $80,000 This decrease was primarily due to the Company incurring additional costs associated with the installation of its 64 kilobit and 256 kilobit products based on 0.8 micron technology into Chartered in 1998, the Company did not have these costs in 1999. Administration showed a decrease of approximately $33,000, which was primarily due to a decrease in headcount. Sales and Marketing saw an increase of approximately $48,000. This increase was primarily due to increased headcount.

           The Company recorded a net loss of $105,577 and $146,543 for the three and nine months ended September 30, 1999, respectively, as compared to a net income of $17,383 and $195,692 for the same periods in 1998. The decrease in net income was primarily due to decreased gross margins.

          The change in cash flows from operating activities was primarily a result of an increase in accounts receivable, a decrease in net change of reserve accounts, a decrease in inventory and prepaid expenses and other and an

                               SIMTEK CORPORATION

increase in accounts payable. The accounts receivable increase was due to an increased level of billings at the end of the period which averages approximately 45 days to receipt of payment. The decrease in reserve accounts was due to a decrease in the reserve required for volume pricing to certain customers and an increase in the warranty reserve. The warranty reserve is calculated on a historical return of the Company's products, since the Company began shipping large volumes of its product built on wafers purchased from Chartered in November 1998, this reserve is at a higher percent than any of the products the Company was shipping in the first nine months of 1998. The reserve percentage will be evaluated after one year of shipping this product. The decrease in inventory was due primarily to an increase in high volume production orders that used up a substantial portion of the Company's inventory. The decrease in prepaid expenses and other was because in the first nine months of 1998 the Company was required to prepay for any inventory purchased from ZMD while it was in the transition of transferring production to Chartered. The increase in accounts payable is a result of a change from the Company prepaying for inventory in the first nine months of 1998 to currently paying its subcontractors that build its products on 30 day terms.

           The change in cash flows from investing activities was due to purchases of equipment and furniture and an increase in restricted cash. The purchases of equipment and furniture were related to the testing of the Company's 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered. The increase in restricted cash was used as collateral for a letter of credit that one of the Company's suppliers required the Company to obtain in the event of default on payments by the Company. The change in cash flows from financing activities was due to the exercise of stock options.

FUTURE RESULTS OF OPERATIONS

           The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by improving the availability of existing products and by the introduction of new products. In the third quarter 1999, the Company continued to ship production orders of all its nvSRAM product families along with shipping smaller quantities to customers interested in designing this product into its applications. The Company is currently deciding which new or derivative product it will develop next.

           As of September 30, 1999, the Company's backlog of unshipped customer orders expected to be filled within the next six months was approximately $1,200,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

           In July 1999, the Company increased its letter-of-credit, required by one of its suppliers in the event of default on payment, from $250,000 to $300,000. This letter-of-credit requires the Company to maintain a $300,000 certificate of deposit as collateral.

           As of September 30, 1999, the Company continues to maintain a $100,000 certificate of deposit as collateral for its $350,000 line of credit.

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

         The Company has assessed its production equipment and its information system and does not anticipate any material Year 2000 issues from its equipment or its own information system, databases or programs. Certain software packages are currently being upgraded to compliant versions. The Company has two-thirds of its internal business systems updated to Year 2000 and has defined the requirements and anticipates having the balance updated by November 1999. The costs incurred to date and expected to be incurred in the future are not material to the Company's financial condition or result of operations. In addition, the Company has contacted all of its suppliers and distributors with a questionnaire regarding Year 2000 compliance and as of June 1999, all of its suppliers and distributors have responded to the best of their knowledge that they are Year 2000 compliant. The Company cannot currently predict the potential effect of third parties' "Year 2000" issues on its business. The Company is currently purchasing from Chartered 100% of the wafers from which the Company's nvSRAM's are produced along with using Amkor for assembly of its products and Integra Technologies for the final testing of its products. Chartered, Amkor and Integra have all confirmed that to the best of their knowledge they are Year 2000 compliant, however, the Company may take steps to build additional inventory at the end of the year to support approximately 60 days of product shipments in case a problem should occur with any one of these key suppliers. The Company believes that if one of its distributors should incur a Year 2000 problem, then the Company would be able to support the end customer directly until the problem is corrected. In the worst-case scenario, if the Company, its manufacturers or a majority of its key customers were to experience Year 2000 bugs, the Company may incur substantial losses and may not be able to continue operating until the problems have been rectified.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits


         (b) Reports on Form 8-K
             -------------------

             Form 8-K filed on July 20, 1999; press release, "Simtek Announces Financial Results for the Second Quarter of 1999"

             Form 8-K filed on August 31, 1999 Interim Report to Shareholders

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



November 1, 1999                      By  /s/ Douglas Mitchell
                                         ---------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)