Form 10KSB40
period 1999-12-31
SIMTEK CORP
filed 2000-03-08
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $6,992,388.

The aggregate market value of the 22,939,251 shares of voting stock held by non-affiliates of the registrant was approximately $37,390,979, based upon the closing sale price of the Common Stock on February 24, 2000 of $1.63 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of February 24, 2000 was 31,516,636.

Transitional Small Business Disclosure Format:   Yes      No X
                                                    ---     ---


                                                     TABLE OF CONTENTS


PART I
Item 1:        Business........................................................................................   3

Item 2:        Properties......................................................................................  13

Item 3:        Legal Proceedings...............................................................................  13

Item 4:        Matters Submitted to a Vote of Security Holders.................................................  13


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters........................  14

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................  15

Item 7:        Financial Statements and Supplementary Data.....................................................  21

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure...................................................................................  38


PART III

Item 9:        Directors and Executive Officers of the Registrant..............................................  39

Item 10:       Executive Compensation..........................................................................  42

Item 11:       Security Ownership of Certain Beneficial Owners and Management..................................  45

Item 12:       Certain Relationships and Related Transactions..................................................  47

PART IV

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  48


                                     PART I
ITEM 1:  BUSINESS

GENERAL

     Simtek Corporation designs, develops, produces and markets high performance nonvolatile semiconductor memories. Nonvolatility prevents loss of programs and data when electrical power is removed. Our nonvolatile memory products feature fast data access and programming speeds and electrical reprogramming capabilities. Our products are targeted for use in commercial electronic equipment markets such as industrial control systems, office automation, medical instrumentation, telecommunication systems, cable television, and numerous military systems, including communications, radar, sonar and smart weapons.

     As of December 31, 1999, our backlog for released purchase orders was approximately $1,440,000, all of which is expected to ship by June 30, 2000. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue. During the year ended December 31, 1999, we generated net revenue of approximately $7,000,000 from the sale of products.

     We are in production of our first four families of products, 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile static random access memories ("nvSRAMs"). Our 256 kilobit nvSRAM was qualified in 1997 for sales into the commercial and industrial markets and in 1998 for shipment into the military market. Our 64 kilobit nvSRAMs meet or exceed the requirements for sales into commercial, industrial and military markets. Our 16 kilobit and 4 kilobit nvSRAMs have been qualified for sales into commercial and industrial markets. Our nvSRAMs are physically smaller and require less maintenance than SRAM devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than SRAM devices that achieve nonvolatility by being combined with additional chips.

     We reduce capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") began providing silicon wafers for the our nvSRAM products in September 1993 and continues to provide wafers based on our 0.8 and 1.2 micron product technology. Integra Technologies provides final test services for the products built from the wafers purchased from Chartered. During 1999, we purchased all of our wafers from Chartered in order to produce our nvSRAMs.

     During 1999, we purchased wafers from Chartered based on 0.8 micron wafer technology and we also purchased wafers from Chartered based on our 1.2 micron wafer technology prior to Chartered discontinuing this product. Sales of nvSRAMs generated from these wafers accounted for approximately 96% of our revenue for 1999. The balance of our revenue was generated from nvSRAM's purchased from ZMD in 1998.

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Atlanta, Georgia. We have engaged 15 independent representative organizations with 36 sales offices and 30 distributor organizations with 81 sales offices. These organizations have multiple sales offices and sales personnel covering specific territories. Through these organizations and their sales offices we are capable of serving a worldwide market.

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

     COMBINATIONS. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using SRAMs in combination with EPROM and EEPROM chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with SRAM memories. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the SRAM to the EEPROM; an excessive time at power loss. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines an SRAM with lithium batteries in a single package.

     Nonvolatile random access memories (NVRAMs) combine volatile and nonvolatile memory cells on a single chip and do not require a battery. We believe our nvSRAM represents a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. We combine an SRAM memory cell with an EEPROM memory cell to create a small nvSRAM memory cell. Our unique and patented memory cell design enables the nvSRAM to be produced at densities higher than existing NVRAMs and at a lower cost per bit. In addition to high density and nonvolatility, the nvSRAM has fast data access and program speeds and the SRAM portion of the memory can be modified an unlimited number of times without wearing out.

TECHNOLOGY

     We use an advanced  implementation  of  silicon-nitride-oxide-semiconductor
(SNOS) technology. SNOS technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. SNOS technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and EEPROMs using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate EEPROMs have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for our products to protect against tunnel oxide rupture. In addition, our product designs incorporate a special test feature which can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride.

     The SNOS technology coupled with our nvSRAM memory cell allows high performance nonvolatile SRAMs to be manufactured using complementary metal oxide semiconductor (CMOS) technology. The SNOS technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

PRODUCTS

     nvSRAMs (Nonvolatile Static Random Access Memories). Our 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nvSRAM product families consist of nonvolatile memories that combine fast SRAM and nonvolatile EEPROM characteristics within each memory cell on a single chip of silicon. The SRAM portion of the nvSRAM is operated in the same manner as most existing SRAM products. The SRAM can be written to and read from an unlimited number of times. The EEPROM can be programmed, depending upon device type, by user control or automatically by transferring the SRAM contents into the EEPROM. The EEPROM data can be transferred back into the SRAM by user control or the data can be transferred automatically.

     Our nvSRAMs have fast data access speeds of 20, 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast SRAMs and meet the requirements of much of the fast SRAM market. The high speed characteristics of our nvSRAMs allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. Our nvSRAM can be used to replace SRAMs with lithium batteries and multiple chip solutions such as SRAM plus EEPROM or Flash Memory.

     We finalized commercial and industrial qualification of two versions of our initial 64 kilobit nvSRAM product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nvSRAM in May 1992. We began sales into the commercial market of our initial 16 kilobit nvSRAM product family in 1992. The nvSRAM product family also includes the 4 kilobit version. We completed the development and product qualification of the 64 kilobit AutoStoreTM nvSRAM in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the SRAM cells into the EEPROM cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256 kilobit nvSRAM occurred in 1997 and military qualification of our 256 kilobit nvSRAM was completed in the second quarter of 1998.

     NEW INTRODUCTIONS: We began shipping production qualified 256 kilobit nvSRAM products in mid-1997. These products are the highest density monolithic solution on the market. We believe our 256 kilobit products will expand the market for our products.

     In October 1998, we introduced a 1 megabit module using 4 of the 256 kilobit products on a single substrate. This device is intended for use by customers requiring additional density prior to availability of the monolithic (single-chip) version.

     In July 1999, we qualified and began shipping small volumes of our 64 kilobit and 256 kilobit AutoStorePlusTM Products, these parts are intended to be a direct replacement for encapsulated battery- back RAM's.

     In the third quarter of 1999, we began sampling our Real Time Clock ("RTC") technology which combines our nvSRAMs with a miniature capacitor-powered oscillator/counter that eliminates the need for a back-up battery when system power is lost.

         PACKAGE TYPES: We currently supply our nvSRAMs in plastic and ceramic dual-in-line packages, ceramic leadless chip carriers and plastic small outline integrated circuit surface mount packages. Supplying the products in a number of different package types increases the available market for our products at a relatively low development cost.

     PRODUCT WARRANTIES. We presently provide a one-year limited warranty on our products.

         We currently offer the high performance nvSRAMs listed below:

                                                  nvSRAMs Supplied

Product             Description                                Speed                 Package          Flow
------------------------------------------------------------------------------------------------------------
STK20C04            4K (512x8) HW Store                     20,25,35,45 ns            600-P        Comm./Ind.
STK22C48            16K (2Kx8) AutoStoreTM                  20,25,35,45 ns            600-P        Comm./Ind.
STK25C48            16K (2Kx8) AutoStoreTM                  20,25,35,45 ns            600-P        Comm./Ind.
STK10C48            16K (2Kx8) HW Store                     20,25,35,45ns             PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK11C48            16K (2Kx8) SW Store                     20,25,35,45ns             PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK10C68            64K (8Kx8) HW Store                     20,25,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK11C68            64K (8Kx8) SW Store                     20,25,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK12C68            64K (8Kx8) AutoStoreTM                  20,25,35,45 ns            CDIP         Comm./Ind./Mil.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      LCC          Comm./Ind./Mil.
STK15C68            64K (8Kx8) AutoStoreTM                  20,25,35,45 ns            600-P        Comm./Ind.
                                                                                      PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
STK16C68            64K (8Kx8) AutoStorePlusTM              20,25,35,45 ns            PDIP         Comm./Ind.
STK11C88            256K (32Kx8) SW Store                   20,25,35,45 ns            PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK14C88            256K (32Kx8) AutoStoreTM                20,25,35,45 ns            PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      CDIP         Comm./Ind./Mil
                                                                                      LCC          Comm./Ind./Mil
STK15C88            256K (32Kx8) AutoStoreTM                20,25,35,45 ns            PDIP         Comm./Ind.
                                                                                      SOIC         Comm./Ind.
                                                                                      600-P        Comm./Ind.
STK16C88            256K (32Kx8) AutoStorePlus TM           20,25,35,45 ns            PDIP         Comm./Ind
STK25CA8            1Mbit (128Kx8) AutoStoreTM              45,55 ns                  Module       Comm./Ind.
STK1700             Real Time Clock Chipset                 N/A                       SMT          Comm./Ind.
STK1743             Real Time Clock + 64K nvSRAM            25,35,45 ns               Module       Comm./Ind.
STK1744             Real Time Clock + 256K nvSRAM           25,35,45 ns               Module       Comm./Ind.

RESEARCH AND DEVELOPMENT

     Many of our research and development activities are centered around developing new products and reducing the cost of our nvSRAM products. We have reduced our costs by introducing our 0.8 micron technology. This technology reduced the size of the 64 kilobit nvSRAM chip and enabled us to develop a cost effective 256 kilobit nvSRAM. We are continuing our efforts to improve yield on the 0.8 micron technology. In order to further reduce costs, we engaged Integra Technologies in the fourth quarter 1997 for testing of our 0.8 micron products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     Our research and development expenditures for the years ended December 31, 1999 and 1998 were approximately $1,273,000 and $1,381,000, respectively. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into a manufacturing agreement with Chartered (the "Chartered Manufacturing Agreement") to provide us with silicon wafers for our products. Under the Chartered Manufacturing Agreement, Chartered has installed a manufacturing process for versions of our current and future products.

       Finished wafer procurement reverted to Chartered during 1998 as we ceased purchasing finished 0.8 micron units from ZMD. During 1999, approximately 96% of our product sales were based on wafers purchased from Chartered. All 0.8 micron products have been successfully qualified at Chartered.

     Device packaging continued at the Amkor facilities in the Philippines and South Korea. Final test for 0.8 micron products was established successfully at Integra Technologies in Wichita, Kansas.

     Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     Our quality and reliability programs were audited by several commercial and military customers during 1999 as part of routine supplier certification procedures. All such audits were completed satisfactorily. In April 1999, we were audited by Defense Supply Center, Columbus ("DSCC") for the quality of our military systems. The audit team recommended holding shipments of compliant product until a number of issues, predominately involving subcontracted test laboratories, were resolved. The issues were resolved by us and approved by DSCC and shipments of compliant military product resumed in late May 1999.

MARKETS

     Our products are targeted at fast nonvolatile SRAM markets, SRAM plus EEPROM markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our product families are standard products designed for many applications, in contrast to products designed for specific applications ("ASIC's", or Application Specific Integrated Circuits). Therefore, we believe that our products will address very broad markets including these applications:

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

We are increasing marketing and sales emphasis on office automation products such as copiers and mass storage systems as well as beginning new sales efforts in data communication applications.

SALES AND DISTRIBUTION

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Atlanta, Georgia. We have engaged 15 independent representative organizations with 36 sales offices and 30 distributor organizations with 81 sales offices. Both organizations have multiple sales offices and sales personnel covering specific territories. Through these organizations and their sales offices we are capable of serving a worldwide market.

     Independent sales representatives typically sell a limited number of noncompeting products to semiconductor users in particular geographic assigned territories. Distributors inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from us and the distributor earning a markup on the sale of the products. We supply sales materials to the sales representatives and distributors.

     For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our independent sales representative agencies. We prepare brochures, data sheets and application notes on our products.

CUSTOMERS AND BACKLOG

     We have shipped qualified nvSRAM products to customers directly and through distributors since the September 1991 commercial product qualification; the majority of our customers are Fortune 500 companies. Approximately 36% of our net product sales during 1999 were to customers in the Pacific Rim and approximately 17% were to customers in Europe. The remaining product sales were to customers in North America.

     As of December 31, 1999, we had a backlog of unshipped customer orders of approximately $1,440,000, which is expected to be filled by June 30, 2000. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     During 1999, we continued to receive initial and scheduled production orders on our 64 kilobit product. We believe that we will continue to receive volume production orders on our 64 kilobit product and that production orders on our 256 kilobit product will continue to grow.

LICENSES

     PRODUCT AND TECHNOLOGY LICENSE SALES. We have sold product and technology licenses to Nippon Steel, Plessey and ZMD. Based on prior actions by Nippon Steel and Plessey, we don't anticipate any future activity on the licenses with Nippon Steel and Plessey.

     ZMD. In June of 1994, we signed a joint development agreement with ZMD to install the 1.2 micron products for manufacture at ZMD and to jointly develop the 0.8 micron technology at Chartered. The Agreement was modified in August of 1994 by a Letter of Intent between us to bypass the installation of 1.2 micron technology at ZMD and instead modify the 0.8 micron technology to run in the ZMD factory. ZMD has paid us all the monetary requirements under this agreement including any royalties we may receive from sales of these jointly developed products.

     CHARTERED. In September of 1992, we entered into a manufacturing agreement with Chartered. This agreement grants Chartered the right to manufacture silicon wafers containing our products solely for sale to us. Chartered also has the right to manufacture silicon wafers in connection with future technology licenses we may enter into with third parties.

     FUTURE LICENSE SALES. We intend to sell product and technology licenses on a selective basis. We will continue to seek licensing partners who can contribute to the development of the nvSRAM market and provide a meaningful level of revenue to us while not posing an undue threat in the marketplace.

COMPETITION

     Our products compete on the basis of several factors, including data access and programming speeds, density, data retention, reliability, testability, space savings, manufacturability, ease of use and price.

     Products that compete with our family of nvSRAMs fall into three categories. The first category of products that compete with our nvSRAMs are volatile and nonvolatile chips used in combination, such as fast SRAMs used with

EPROMs, EEPROMs, or Flash memory. We believe that we have advantages over these applications because the nvSRAM allows data to be stored in milliseconds as compared to seconds for chips used in pairs. Our single chip solution provides a space savings and easier manufacturing. Our single chip solution generally provides increased reliability versus multiple chips. We believe it will be able to compete with many solutions requiring density up to 256 kilobits; however, in those instances where the density requirement is beyond 256 kilobits the nvSRAM does not compete. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp.

     The second category of products that compete with our nvSRAMs are products that combine SRAMs with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nvSRAMs due in part to limitations caused by life of the lithium battery when coupled with a faster SRAM. Our nvSRAMs are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the SRAM/battery solutions by the lithium battery. Our nvSRAMs can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed SRAM products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Benchmarq Microelectronics, Inc.

     The third category consists of NVRAMs that combine SRAM memory cells and EEPROM memory cells on a monolithic chip of silicon. Our current product offerings are of higher density, faster access times and we believe can be manufactured at lower costs per bit than NVRAMS. Another company that is currently supplying NVRAMs is Xicor, Inc. We believe that Xicor's highest density single chip part is 16 kilobit.

     ZMD, through their license agreement with us, has the worldwide right to sell under the ZMD label nvSRAMs developed jointly by ZMD and us. With volume production established at ZMD using the 0.8 micron product, ZMD has begun selling such nvSRAMs. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nvSRAM products. However, in 1999, we were required to reduce prices to certain markets due to the increased competition from ZMD. We believe that the competition from ZMD has not had a major impact on our revenues.

     We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Ramtron, Raytheon, Symetrix, National Semiconductor and others are developing ferroelectric products. Honeywell, Inc. is developing magnetic film products.

PATENTS AND INTELLECTUAL PROPERTY

     We undertake to protect our product designs and technologies under the relevant intellectual property laws as well as by utilizing internal disclosure safeguards. Under our licensing programs, we exercise control over the use of our protected intellectual property and have not permitted our licensees to sublicense our nvSRAM products or technology.

     It is common in the semiconductor industry for companies to obtain copyright, trademark and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued seven patents in the United States on our nvSRAM memory cell and other circuit designs. These patents have terms that expire through 2008 to 2013. We have also taken steps to obtain international patents on certain of our products. We have two applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     We have received federal registration of the term "Novcel" a term we use to describe our technology. We have not sought federal registration of any other trademarks, including "Simtek" and "QuantumTrapTM" or our logo.

EMPLOYEES

     As of the date of this Form 10-KSB, we had 22 full-time employees and three temporary employees.

ITEM 2.  PROPERTIES
-------------------

     We lease approximately 9,170 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 2,350 square feet. Subsequent to December 31, 1999, we signed an addendum to our lease agreement that allows us to occupy approximately 1,700 additional square feet on June 1, 2000. The original lease along with its addendum expires on December 31, 2001. With this addition, we believe that our existing facilities will be adequate to meet our reasonably foreseeable needs or that, upon expiration of the current lease, alternative facilities will be available to us on acceptable terms to meet our requirements.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     There were no legal proceedings against us as of the date of this report.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     There were no matters submitted to a vote in 1999.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     Our Common Stock is listed on the OTC Electronic Bulletin Board under the symbol SRAM. Securities not included in the NASDAQ Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.

     Shown below is the closing high bid and the closing low offer as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                          Common Stock
                                                          ------------
                                                      High Bid     Low Offer
                                                      --------     ---------

     1998
First Quarter....................................         .39          .41
Second Quarter...................................         .32          .36
Third Quarter....................................         .22          .23
Fourth Quarter...................................         .15          .16

     1999
First Quarter....................................         .19          .18
Second Quarter...................................         .22          .21
Third Quarter....................................         .15         .135
Fourth Quarter...................................        .275         .261

     As of December 31, 1999, there were 358 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or "street name."

     We have not paid any dividends on our Common Stock since inception and we do not intend to pay any in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

RESULTS OF OPERATIONS

     GENERAL. We have designed and developed nonvolatile semiconductor products since we commenced business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit nvSRAM product families and technologies, the design of a 256 kilobit EEPROM, marketing, distribution channels, and sources of supply, including production at subcontractors.

     In September 1991, we began the sale of certain commercially qualified 64 kilobit nvSRAM products based on a 1.2 micron technology. After initial qualification of our first product in 1991, we began expanding the 64 kilobit nvSRAM product family. By the end of 1993, we had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. During 1995, we developed our 64 kilobit nvSRAM product on a
0.8 micron technology, qualification of this product occurred in 1996. In late 1996 and into 1997, we, along with assistance from ZMD, completed the design, installation and qualification of our 256 kilobit product based on 0.8 micron technology into ZMD's wafer fab. In 1997, we installed the 256 kilobit nvSRAM product based on 0.8 micron technology in Chartered's wafer fab. Qualification of this product for use in the commercial and industrial market occurred in 1997 and qualification for use in the military market occurred in the second quarter of 1998. In the fourth quarter 1997, we qualified the 64 kilobit nvSRAM product built on 0.8 micron technology for sale in the commercial and industrial market. Sales from product built on wafers purchased from Chartered and finished units purchased from ZMD each accounted for approximately 96% and 4%, respectively, of our revenue for 1999.

     In 1999, we recorded net product sales of $6,992,388 for the year ended December 31, 1999 up from $6,180,550 recorded for the year ended December
31,1998. The increase in product sales was primarily due to demand for semiconductor memories returning to historic levels in Japan and other areas of the Far East. We did see a decrease in selling prices and an increase in unit shipments due to many customers ordering production volumes of our nvSRAM products.

     REVIEW OF 1999 OPERATIONS. Total product sales for 1999 were $6,992,338 which was less than we anticipated based on our customer forecasts. The shortage was primarily due to a delay in large volume production orders being placed early in the year as we had expected. Also, we did not see product demand return to normal levels in Japan and other areas of the Far East until the second quarter of 1999 and the level of sales to our high-end industrial and military markets did not remain consistent with 1998. Sales of our 4 kilobit and 16 kilobit products increased in 1999 by approximately 25% over 1998. This increase was due to a large existing customer ordering production volumes and a competitor of ours ceasing the manufacturing of certain products leading their customers to begin purchasing from us. Sales of our 64 kilobit commercial products increased in 1999 by approximately 37%. This increase was due to new customers placing production volume orders and the return of volume business in Japan and the Far East. Sales of our 256 kilobit commercial products saw a 2% increase in 1999 as compared to 1998. Sales of our 64 kilobit and 256 kilobit high-end industrial and military market saw a decrease in 1999 of approximately 49% as compared to 1998. This decrease was due to a reduction of our average selling price of the 64 kilobit product and due to delays in certain government production contracts. We believe that the contracts will return to historical levels in 2000.

     With the return of production volume orders being placed for our 16 kilobit, 64 kilobit and 256 kilobit commercial products and an increase in competition, we did see a decrease in our average selling prices as compared to 1998. However, with this decrease, we saw an increase in unit shipments for 1999 as compared to 1998 of approximately 31%, 80% and 33% for our 16 kilobit, 64 kilobit, and 256 kilobit commercial products, respectively.

     Due to the decrease in high-end industrial and military sales, we had an approximate 6% decrease in our gross margins for 1999 as compared to 1998.

     In July 1999, we qualified and began shipping small volumes of our 64 kilobit and 256 kilobit AutoStorePlus ProductsTM, these parts are intended to be a direct replacement for encapsulated battery- back RAM's.

     In the third quarter of 1999, we began sampling our RTC technology which combines our nvSRAM's with a miniature capacitor-powered oscillator/counter that eliminates the need for a back-up battery when system power is lost.

     YEARS ENDED DECEMBER 31, 1999 AND 1998. Our net product sales for 1999 totaled $ 6,992,388 compared to $6,180,550 in 1998. The increase in net product sales for the year ended December 31, 1999 was due primarily to the recovery of the Far East economy, where sales of our nvSRAMs returned to their historic level as a percent of total sales. During 1999, sales of our 1.2 micron 64 kilobit and 0.8 micron 256 kilobit nvSRAM military products accounted for approximately 29% of our sales, while the 256 kilobit and 64 kilobit nvSRAM product based on 0.8 micron technology accounted for approximately 65% of sales. Sales of our 4 kilobit and 16 kilobit nvSRAM products accounted for the balance of the sales in 1999. Three distributors of our nvSRAM products accounted for approximately 56% of our net product sales for the year ended December 31, 1999.

     We had a net income of $132,256 for the year ended December 31, 1999 compared to $162,781 for the year ended December 31, 1998. We realized a positive gross margin of $2,663,644 in 1999 compared to $2,702,689 in 1998 for percentages of 38% and 44%, respectively.

     Operating expenses were approximately $180,000 less for the year ended December 31, 1999 than for the year ended December 31, 1998. Of this decrease, approximately $108,000 related to research and development, where in 1999, there was a decrease in the costs associated with yield improvement on our 64 kilobit and 256 kilobit 0.8 micron technology built at Chartered's wafer fab. There was a decrease of approximately $80,000 in administration due primarily to decreased payroll and benefit costs and a decrease in legal expenses. These decreases were partially offset by an approximate $8,000 increase in sales and marketing which was attributed to an increase in sales commissions.

     Other income for the year ended December 31, 1999 decreased from $131,327 at December 31, 1998 to an expense of $39,857. This decrease of $171,184 in other income was due primarily to a one-time reversal of an accrued expense that occurred in 1998 and an increase in interest expense for the year ended 1999. This interest increase resulted from a full year's payments on the $1,500,000 debenture sold to affiliates of Renaissance Capital Group of Dallas, Texas ("Renaissance") in June 1998.

FUTURE RESULTS OF OPERATIONS

     Our ability to maintain profitability will depend primarily on our ability to continue reducing our manufacturing costs and increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding our customer base.

     As of December 31, 1999, we had a backlog of unshipped customer orders of $1,440,000 expected to be filled by June 30, 2000. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In 1999, we purchased all of our 0.8 micron and 1.2 micron technology wafers from a single supplier, Chartered. In 1999, Chartered notified us of their intent to discontinue production of our 1.2 micron technology. We completed a last time buy, purchasing enough wafers to support production until our 0.8 micron product technology could be qualified for military use. Approximately 96% of our sales for 1999 were from finished units produced from the 0.8 micron and 1.2 micron technology wafers. We had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide us wafers under this contract we do not have a current agreement signed, however, we are negotiating with Chartered to renew the contract. The remaining 4% of our sales for 1999 were from finished units purchased from ZMD in 1998. Any disruptions in our relationship with Chartered could have an adverse impact on our operating results.

     ZMD, through their license agreement with us, has the worldwide right to sell nvSRAM's developed jointly by us and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD has begun selling such nvSRAMs. In the past year, we have seen a slight erosion of sales and selling prices due to ZMD. However, due to ZMD creating a second source for nvSRAM products, we believe that their presence may have a positive impact because many large manufacturers require two sources to purchase product from.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 1999, we have approximately $32,100,000 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 1999, we generated $10,085,000 of gross revenue from the sale of product and technology licenses, approximately $32,300,000 from net product sales and $600,000 in royalty income.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of our Common Stock at a price of $0.175 per share for all monies paid in 1995 and at the average share price of the quarter the monies were paid for all monies paid in 1996. In 1996, we received $378,551 under this agreement of which $248,398 was converted into 1,353,374 shares of our Common Stock at a price of $.1548 and 165,000 shares of our Common Stock at a price of $.2358. The balance of $130,153 remains as a payable to ZMD on the balance sheet as of December 31, 1999. ZMD currently owns approximately 30% of our Common Stock and may not exceed 30% without the approval of our Board of Directors.

     On June 12, 1998, we closed a $1,500,000 financing transaction with two funds advised by Renaissance. The funding from Renaissance consists of $1,500,000 of convertible debentures with a seven year term at a 9 percent per annum interest rate (the "Debentures"). If the Debentures are not redeemed or converted prior to June 12, 2001, monthly installment payments of $10 per $1,000 owing will begin. Under certain conditions, Renaissance may require us redeem the debenture. We also have the right under certain conditions to redeem or require conversion of the Debentures.

     The Debentures are convertible into our common stock at an original price of $0.35 per share, however, the agreement allowed for a one-time adjustment of the $0.35 conversion price if we did not achieve a pre-tax income of $700,000, excluding extraordinary gains and interest related to the Debentures, for the fiscal year ended December 31, 1998. Since we did not achieve the pre-tax income of $700,000 for fiscal year ended December 31, 1998, the new conversion price was set to $0.195. The conversion price may also be converted for certain dilutive events. Subsequent to December 31, 1999, Renaissance converted $1,500,000 of the Debentures into 7,692,308 shares of our Common Stock.

     The terms of the Debentures require us to file a "shelf" registration statement covering all of the common stock issuable upon conversion of the Debentures. We were given an extension for the filing of this registration statement until first quarter 2000 and we anticipate filing this registration statement in April 2000. The terms of the Debentures allow for piggy-back registration rights if we propose to register any of our common stock under the 1933 Act in connection with the public offering of such securities for its own account or for the account of its security holders.

     The Debenture agreement also allows for Renaissance to designate a nominee to serve as a member of our Board of Directors. In the event of a monetary default under the Debenture agreement, Renaissance may appoint an additional nominee to serve as a member of our Board of Directors. As of the date of this filing, Renaissance has not designated a nominee to serve as a member of our Board of Directors. The Debentures also require us to pay Renaissance a monitoring fee of $1,000 per month for consulting and monitoring services.

     Our cash balance at December 31, 1999 was $2,173,592.

     Our liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses.

     For the year ended December 31, 1999, cash flow provided by operations was $420,232, which is primarily due to a net income of $132,255, depreciation of $152,850, a change in reserve accounts of $90,936, an increase of accounts receivable of $230,696, and an increase in accounts payable and accrued expenses of $438,795. The increase in accounts receivable was due to a large revenue month in December 1999, from which the cash will not be received until the first quarter of 2000. The increase in accounts payable was due primarily to an increase in product demand which requires us to maintain a larger wafer and work-in-progress inventory, which is payable to our subcontractors on 30 day terms and to the purchase of software that is being paid for on a five year capital lease.

     The use of cash flows in investing activities was due to purchases of equipment related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered and from the purchase of a restricted certificate of deposit. The $116,812 of equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered. A $300,000 certificate of deposit was established as collateral for a $300,000 letter of credit that is required by one of our suppliers in the event that we default on payments.

     For the year ended December 31, 1998, cash flow used in operations was $476,250, which is primarily attributable to a decrease in accounts payable, accrued expenses and a reversal of accrued expenses totaling $666,518, an increase in inventory of $268,590 which was offset with a net income of $162,781, depreciation and amortization of $137,107 and an increase in accounts receivable of $181,387. The large decrease in accounts payable and accrued expenses was due to us paying ZMD for past due invoices after a price dispute was settled between us and ZMD in the first quarter of 1998. The increase in inventory is due to us switching from purchasing finished units from ZMD to producing finished units from wafers purchased from Chartered. This change in procurement requires us to maintain a larger wafer and work-in-progress inventory along with a finished goods inventory. The use of cash flows in investing activities was due to purchases of equipment related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology from wafers purchased from Chartered and from the purchase of a restricted certificate of deposit. The $180,400 of equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered. A $100,000 certificate of deposit was established to secure a $250,000 line of credit. Cash flow from financing activities is primarily due to the $1,500,000 financing transaction that we closed in June 1998.

ACCOUNTING STATEMENTS

     In 1998,  Statement of Financial  Accounting  Standards 133, Accounting for
Derivative Instruments and Hedging Activities was issued. Statement 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments as fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

YEAR 2000

     The  information   provided  below   constitutes  a  "Year  2000  Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There are two other related issues which could also, lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts needed to be modified prior to the year 2000 in order to remain functional. To address the issue, we created an internal task force to assess our state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force evaluated our internal business systems, production equipment, software and other components which affect our products, and our vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000.

     We have experienced no major difficulties to date, however, we may not know if there are other problems for several months into the year 2000.

Inflation

     The impact of inflation on our business has not been material.

                                                   SIMTEK CORPORATION

                                              INDEX TO FINANCIAL STATEMENTS



                                                                                                                     PAGE
                                                                                                                     ----
Independent Auditor's Report........................................................................................  22

Balance Sheet - December 31, 1999...................................................................................  23

Statements of Operations - For the Years Ended December 31, 1999 and 1998...........................................  24

Statements of Changes in Shareholders' Equity - For the Years Ended December 31, 1999
         and 1998...................................................................................................  25

Statements of Cash Flows - For the Years Ended December 31, 1999 and 1998...........................................  26

Notes to Financial Statements.......................................................................................  27

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Simtek Corporation as of December 31, 1999 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with general accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
February 2, 2000


                                                   SIMTEK CORPORATION

                                                      BALANCE SHEET
                                                    DECEMBER 31, 1999


                                                         ASSETS
                                                         ------
CURRENT ASSETS:
    Cash and cash equivalents                                                                      $ 2,173,592
    Restricted certificate of deposits                                                                 400,000
    Accounts receivable - trade, net of allowance for doubtful accounts and
         return allowances of $45,271                                                                1,050,219
    Inventory                                                                                          916,692
    Prepaid expenses and other                                                                          33,802
                                                                                                   -----------
             Total current assets                                                                    4,574,305

EQUIPMENT AND FURNITURE, net                                                                           440,654

OTHER ASSETS                                                                                            49,425
                                                                                                   -----------
TOTAL ASSETS                                                                                       $ 5,064,384
                                                                                                   ===========


                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                          ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                                               $   731,651
    Accrued expenses                                                                                   155,479
    Accrued wages                                                                                      223,012
    Accrued vacation payable                                                                            83,688
    Obligation under capital leases                                                                     51,115
    Payable to ZMD                                                                                     130,153
                                                                                                   -----------
             Total current liabilities                                                               1,375,098
                                                                                                   -----------
CONVERTIBLE DEBENTURES                                                                               1,500,000

OBLIGATIONS UNDER CAPITAL LEASES                                                                       190,544
                                                                                                   -----------
             Total liabilities                                                                       3,065,642

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued                               -
    Common stock, $.01 par value; 80,000,000 shares authorized,
         28,955,226 shares issued and outstanding                                                      289,552
    Additional paid-in capital                                                                      29,793,041
    Accumulated deficit                                                                            (28,083,851)
                                                                                                   -----------
             Total shareholders' equity                                                              1,998,742
                                                                                                   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 5,064,384
                                                                                                   ===========



                                  See accompanying notes to these financial statements.

                                                   SIMTEK CORPORATION

                                                STATEMENTS OF OPERATIONS



                                                                                        FOR THE YEARS ENDED
                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                      1999                1998
                                                                                   ----------          ----------
NET SALES                                                                          $6,992,388          $6,180,550

    Cost of sales                                                                   4,328,744           3,477,861
                                                                                   ----------          ----------

GROSS MARGIN                                                                        2,663,644           2,702,689

OPERATING EXPENSES:
    Research and development costs                                                  1,272,836           1,380,649
    Sales and marketing                                                               812,065             803,868
    General and administrative                                                        406,631             486,718
                                                                                   ----------          ----------

             Total operating expenses                                               2,491,532           2,671,235
                                                                                   ----------          ----------

INCOME FROM OPERATIONS                                                                172,112              31,454
                                                                                   ----------          ----------

OTHER INCOME (EXPENSE):
    Interest income                                                                    96,942              78,587
    Other income                                                                        1,678             128,906
    Interest expense                                                                 (138,477)            (76,166)
                                                                                   ----------          ----------

             Total other income (expense)                                             (39,857)            131,327
                                                                                   ----------          ----------

NET INCOME                                                                         $  132,255          $  162,781
                                                                                   ==========          ==========

NET INCOME PER COMMON SHARE:
    Basic                                                                          $        *          $      .01
                                                                                   ==========          ==========
    Diluted                                                                        $        *          $      .01
                                                                                   ==========          ==========

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic                                                                          28,923,966          28,727,276
                                                                                   ==========          ==========
    Diluted                                                                        29,852,960          30,250,334
                                                                                   ==========          ==========



----------------------
*Less than $.01 per share.


                                  See accompanying notes to these financial statements.



                                                      SIMTEK CORPORATION

                                         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                       Common Stock                Additional                            Total
                                                -------------------------           Paid-in          Accumulated     Shareholders'
                                                  Shares          Amount            Capital            Deficit         Equity
                                                ----------       --------          ----------        -----------     -------------

BALANCES, January 1, 1998                       28,679,185       $286,792        $29,752,328        $(28,378,887)     $1,660,233

    Exercise of stock options                       66,041            660              8,547                   -           9,207
    Net income                                       -                  -                  -             162,781         162,781
                                                ----------       --------        -----------        ------------      ----------

BALANCES, December 31, 1998                     28,745,226        287,452         29,760,875         (28,216,106)      1,832,221

    Exercise of stock options                      210,000          2,100             32,166                   -          34,266
    Net income                                           -              -                  -             132,255         132,255
                                                ----------       --------        -----------        ------------      ----------

BALANCES, December 31, 1999                     28,955,226       $289,552        $29,793,041        $(28,083,851)     $1,998,742
                                                ==========       ========        ===========        ============      ==========















                                  See accompanying notes to these financial statements.



                                                   SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS
                                                                                          FOR THE YEARS ENDED
                                                                                              DECEMBER 31,
                                                                                      ----------------------------
                                                                                         1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:                                                 ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                        $  132,255        $  162,781
    Adjustments to reconcile net income to net cash from
        operating activities:
            Depreciation and amortization                                                152,850           137,107
            Reversal of accrued liability                                                      -          (110,000)
            Net change in reserve accounts                                               (90,936)          (10,394)
            Deferred financing fees                                                       11,191             6,528
            Changes in assets and liabilities:
              (Increase) decrease in:
                  Accounts receivable                                                   (230,696)          181,387
                  Inventory                                                               (7,128)         (268,590)
                  Prepaid expenses and other                                              13,901           (18,551)
              Increase (Decrease) in:
                  Accounts payable                                                       480,636          (657,208)
                  Accrued expenses                                                       (41,841)          100,690
                                                                                      ----------        ----------
        Net cash (used in) provided by operating activities                              420,232          (476,250)
                                                                                      ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture                                                 (116,812)         (180,400)
    Increase in restricted cash                                                         (300,000)         (100,000)
    Payments on capital lease obligation                                                 (13,914)                -
                                                                                     -----------        ----------
        Net cash used in investing activities                                           (430,726)         (280,400)
                                                                                     -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from convertible debenture, net of deferred financing fees                        -         1,421,664
    Exercise of stock options                                                             34,266             9,207
                                                                                     -----------        ----------
        Net cash provided by financing activities                                         34,266         1,430,871
                                                                                     -----------        ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 23,772           674,221

CASH AND CASH EQUIVALENTS, beginning of year                                           2,149,820         1,475,599
                                                                                     -----------        ----------
CASH AND CASH EQUIVALENTS, end of year                                                $2,173,592        $2,149,820
                                                                                      ==========        ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $  138,477        $   76,187
                                                                                      ==========        ==========
    Cash paid/refund for/of income taxes                                              $  (8,480)        $   16,245
                                                                                      =========         ==========

NONCASH INVESTING AND FINANCING TRANSACTIONS:
    Purchase of equipment through payables and capital leases                         $  255,573        $        -
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

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, all of the Company's cash and cash equivalents were held by a single bank, of which approximately $2,168,194 was in excess of Federally insured amounts.

     REVENUE RECOGNITION - Product sales revenue is recognized when a valid purchase order has been received and the products are shipped to customers, including distributors. Customers receive a one year product warranty and sales to distributors are subject to a limited product exchange program and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 1999 includes:


          Raw materials                                        $   49,769
          Work in process                                         748,435
          Finished goods                                          244,891
                                                               ----------
                                                                1,043,095
         Less reserves                                           (126,403)
                                                               ----------
                                                               $  916,692
                                                               ==========


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

                                     SIMTEK CORPORATION

                                NOTES TO FINANCIAL STATEMENTS



     ADVERTISING - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $94,936 and $127,524 in 1999 and 1998, respectively.

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

     STOCK-BASED COMPENSATION - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

                                     SIMTEK CORPORATION

                                NOTES TO FINANCIAL STATEMENTS



     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for the Company's financial statements for the year ended December 31, 2001 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.


2.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 1999 consists of the following:


          Leased software under capital leases                  $   255,573
          Research and development equipment                      1,109,417
          Computer equipment and software                           820,498
          Office furniture                                           23,982
          Other equipment                                            75,144
                                                                -----------
                                                                  2,284,614
          Less accumulated depreciation and amortization         (1,843,960)
                                                                -----------
                                                                $   440,654
                                                                ===========


     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $152,850 and $137,107 was charged to operations for the years ended December 31, 1999 and 1998, respectively. Included in the amortization expense for 1999 and 1998 was $17,040 and $-0-, respectively, of amortization of capital leases. At December 31, 1999, accumulated amortization for software under capital leases was $17,040.


3.   PAYABLE TO ZMD:
     --------------

     Under the terms of a cooperation agreement with ZMD, the Company received $378,551 during 1996 from ZMD. Of the $378,551 received during 1996, $248,398 was converted into 1,518,374 shares of common stock. Because the cooperation agreement specifies that ZMD's ownership of the Company may not exceed 30% without the approval of the Company's Board of Directors, the additional $130,153 that was received from ZMD in 1996 was not converted into common stock and is recorded as a liability at December 31, 1999. Pursuant to the terms of the cooperation agreement, ZMD is allowed to have two members on the Company's Board of Directors.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



4.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ---------------------------------------------

     As of December 31, 1999, the Company had a $350,000 revolving line-of-credit (LOC). The LOC bears interest at prime plus .75% (8.58% at December 31, 1999) and matures in March 2000. The LOC requires the Company to maintain a $100,000 certificate of deposit as collateral. The LOC is also collateralized by substantially all assets of the Company. At December 31, 1999, the Company had no balance outstanding.

     One of the Company's suppliers revised their credit terms whereby the Company is now required to have a $300,000 letter-of-credit in the event of default on payments by the Company. This letter-of-credit requires the Company to maintain a $300,000 certificate of deposit as collateral.


5.   CONVERTIBLE DEBENTURES:
     ----------------------

     During June 1998, the Company received proceeds of $1,500,000 from the issuance of convertible debentures (the "Debentures"). The Debentures are convertible into shares of common stock of the Company. After a one-time conversion price adjustment in May 1999, the debentures conversion price changed from $.35 per share to $.195 per share.

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


6.   COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     OFFICES LEASES - The Company leases office space under a lease which expires on December 31, 2001. Monthly lease payments are approximately
     $9,000. Subsequent to year-end, the Company signed an addendum to their office lease which will provide additional office space from June 1, 2000 through December 31, 2001. Monthly lease payments will increase to approximately $11,000 starting June 1, 2000.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     The Company leases furniture and equipment under operating leases which expire over the next two years. Monthly lease payments, including sales tax, are approximately $18,000. Future minimum lease payments under the equipment, furniture and office leases described above, including the lease addendum signed subsequent to December 31, 1999, are approximately as follows:


                Year
                ----
                2000                                          $185,383
                2001                                           164,528
                                                              --------

                                                              $349,911
                                                              ========

     Office rent and equipment lease expense totaled $251,151 and $273,905 for the years ended December 31, 1999 and 1998, respectively.

     In addition, the Company leases research and development software under a capital lease which will expire over the next five years. At December 31, 1999, future minimum lease payments under the lease described above is approximately as follows:


               Year
               ----
               2000                                           $ 63,888
               2001                                             63,888
               2002                                             63,888
               2003                                             63,888
               2004                                             47,916
                                                              ---------

               Total net minimum lease payments                303,468

               Less amount representing interest               (61,809)
                                                              --------
               Present value of net minimum lease payments    $241,659
                                                              ========


     ACCRUED SALARY - Due to limited working capital of the Company, the Company's former CFO agreed with the Company's Board of Directors to defer his salary from April 1, 1994 through December 31, 1996. As of December 31, 1999, a total of $210,000 was accrued and unpaid.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     EMPLOYMENT AGREEMENTS - During the year ended December 31, 1998, the Company entered into an employment agreement with the Company's President and Chief Executive Officer. As of December 31, 1999, the base salary under this agreement is $120,000 per year, and expires June 1, 2001. The Company may terminate the agreement for good cause. If terminated for any other reason, the Company will pay the continuation of the base salary and benefits, mitigated by income earned by the employee, for the remainder of the term of the agreement.

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


7.   SHAREHOLDERS' EQUITY:
     --------------------

     Earnings Per Share - The following is a reconciliation of basic and diluted
     EPS:

                                                                 For the Year Ended December 31, 1999
                                                             --------------------------------------------
                                                                Income           Shares         Per Share
                                                             (Numerator)      (Denominator)      Amount
                                                             -----------      -------------     ---------
            Basic EPS -
              Income available to common shareholders          $132,255        28,923,966         $ *
              Effect of dilutive options                              -           928,994         ===
                                                               --------        ----------

            Diluted EPS -
              Income available to common shareholders=
                plus assumed conversions                       $132,255        29,852,960         $ *
                                                               ========        ==========         ===
            --------------------
            * Less than $.01 per share


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
                                                               ========        ==========         ====


                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Options to purchase 4,182,486 and 4,137,736 shares of common stock were outstanding at December 31, 1999 and 1998, respectively. Of that total, 2,844,736 and 2,559,986 had a dilutive effect on the 1999 and 1998, respectively, EPS. For purposes of calculating diluted EPS, those options resulted in 928,994 and 1,523,058 incremental shares for 1999 and 1998, respectively, determined using the treasury stock method. The remaining 1,337,750 and 1,577,750 options had an anti-dilutive effect on 1999 and 1998, respectively, and were, therefore, excluded from the computation of diluted EPS. These options had exercise prices ranging from $.22 to $.56 per share for 1999 and $.19 to $.56 per share for 1998. The convertible debentures also had an anti-dilutive effect on 1999 and 1998 and were, therefore, excluded from the computation of diluted EPS.

     WARRANTS  -  All  warrants   outstanding   at  December  31,  1998  expired
     unexercised during 1999. These warrants had an anti-dilutive effect on diluted EPS during 1998.

     STOCK OPTION PLANS - The Company has approved two stock option plans that authorize an aggregate of 5,500,000 shares for stock options that may be granted to directors, employees, and consultants. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. The Incentive Stock Option Plan was adopted in 1991, and the Non-Qualified Stock Option Plan was adopted in 1994. Following is a summary of activity under these stock option plans for the years ended December 31, 1999 and 1998:

                                                    1999                             1998
                                          ---------------------------      --------------------------
                                                             Weighted                        Weighted
                                                              Average                         Average
                                            Number           Exercise        Number          Exercise
                                          of Shares           Price        of Shares           Price
                                          ---------          --------      ----------        --------


     Outstanding, beginning of year       4,137,736           $ .19        3,844,150            $.16

        Granted, including exchanges        296,750             .17          504,100             .37
        Expired                             (42,000)            .15           (7,000)            .18
        Exercised                          (210,000)           (.16)         (66,041)           (.14)
        Canceled                              -                   -         (137,473)           (.47)
                                          ---------                        ---------

     Outstanding, end of year             4,182,486           $ .20        4,137,736            $.19
                                          =========                        =========

     For all options granted during 1999 and 1998, the weighted average fair value was $.17 and $.30, respectively. At December 31, 1999, options for 3,625,237 shares were exercisable and options of the remaining options, 342,843, 181,434, and 32,972 shares will become exercisable in 2000, 2001, and 2002, respectively. If not previously exercised or forfeited, options outstanding at December 31, 1999, will expire as follows:

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                                                                        Weighted
                                                                         Average
                                                        Number          Exercise
     Year Ending December 31,                         of Shares          Price
     ------------------------                         ---------         --------

             2000                                       134,800           $.15
             2001                                       865,765            .14
             2002                                     1,245,921            .14
             2003                                       381,500            .15
             2004                                       755,150            .30
             2005                                       502,600            .37
             2006                                       296,750            .17
                                                      ---------

                                                      4,182,486           $.20
                                                      =========


     PRO FORMA STOCK-BASED COMPENSATION DISCLOSURES - The Company applies APB Opinion 25 and related interpretations in accounting for its stock options and warrants which are granted to employees. Accordingly, no compensation cost has been recognized for grants of options and warrants to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and EPS would have been reduced to the pro forma amounts indicated below.

                                                                   Year Ended December 31,
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------

           Net income (loss) applicable to common shareholders:
              As reported                                          $132,255        $162,781
              Pro forma                                               9,664          32,981

           Net income (loss) per common shareholders:
              As reported - basic                                  $      -        $    .01
              As reported - diluted                                       -             .01
              Pro forma - basic and diluted                               -               -

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     The fair value of each option granted in 1999 and 1998 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                   Options Granted During
                                                                   -----------------------
                                                                     1999           1998
                                                                   --------       --------
           Expected volatility                                     119.7%         125.4%
           Risk-free interest rate                                   5.5%           5.5%
           Expected dividends                                          -              -
           Expected terms (in years)                                 4.0            4.0


     OTHER - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.


8.   SIGNIFICANT  CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     ---------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales to foreign customers and sales of military products for the years ended December 31, 1999 and 1998 were as follows (as a percentage of sales):

                                                    1999     1998
                                                    ----     ----

         Foreign customers                           53%      33%
         Military products sales                     29%      39%


     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 1999 and 1998 were as follows (as a percentage of sales):


         Customer                                   1999     1998
         -----------                                ----     ----

            A                                        31%             15%
            B                                        13%             14%
            C                                         -              15%
            D                                         -              20%
            E                                        12%              -


     The  Company   frequently  sells  large  quantities  of  inventory  to  its customers. At December 31, 1999, the Company had gross trade receivables totaling $605,669 due from three customers.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     In 1999 and 1998, the Company purchased all of its wafers, based on 1.2 micron technology from a single supplier located in Singapore. Approximately 96% and 50% of the Company's sales for 1999 and 1998, respectively, were from finished units produced from these wafers. The Company had an agreement with this supplier to provide wafers through September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In 1999 and 1998, the Company also purchased finished units from ZMD for $22,480 and $1,715,867, respectively, and sales from these products accounted for approximately 4% and 50% of the Company's sales for 1999 and 1998, respectively. At December 31, 1999 and 1998, ZMD owned approximately 30% of the Company. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming an alternate manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.


9.   INCOME TAXES:
     -------------

     Under SFAS No. 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:


                                                             Deferred Tax
                                                           Assets (Liability)
                                                           ------------------
     Current:
        Allowance for doubtful accounts                      $      2,000
        Inventory reserve                                         106,000
        Accrued expenses                                          128,000
                                                             ------------
     Total                                                        236,000
     Valuation allowance                                         (236,000)
                                                             ------------
     Total current deferred tax                              $          -
                                                             ============

     Non-current:
        Property and equipment                               $     21,000
        Net operating losses                                    9,195,000
        R&D credit carryforward                                 1,312,000
        AMT credit                                                 70,000
                                                             ------------
     Net deferred tax asset before
      valuation allowance                                      10,598,000
     Valuation allowance                                      (10,598,000)
                                                             ------------
     Total non-current deferred tax asset                    $          -
                                                             ============


     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 1999 decreased $219,000 and increased $253,000 in 1998.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     At December 31, 1999, the Company has approximately $25,000,000 available in net operating loss carryforwards which begin to expire from 2004 to 2010. A substantial portion of the net operating loss may be subject to 382 limitations.

     Total income tax expense for 1999 and 1998 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                                                                1999              1998
                                                                              --------          ---------
     Statutory rate                                                            (34.0)%           (34.0)%
     State income taxes, net of Federal income tax benefit                      (3.3)%            (3.3)%
          Increase (reduction) in valuation allowance related to of net operating loss carryforwards and change in temporary
            differences                                                          37.3%             37.3%
                                                                               -------            ------
                                                                               $    -             $   -
                                                                               =======            ======


10.  SUBSEQUENT EVENTS (UNAUDITED):
     -----------------------------

     Subsequent to December 31, 1999, $1,500,000 of the convertible debt was converted into 7,692,308 shares of common stock of the Company at a conversion price of $.195 per share.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None in 1999.

                                                       PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Our directors and executive officers are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Douglas M. Mitchell..............................    50       Director, Chief Executive Officer and President,
                                                              Chief Financial Officer (acting)

Klaus C. Wiemer..................................    62       Director

Robert H. Keeley.................................    58       Director

Harold Blomquist.................................    48       Director

John Heightley...................................    63       Director

     DOUGLAS M. MITCHELL, served as our Chief Operating Officer from July 1, 1997 until January 1, 1998 at which time he became Chief Executive Officer, President and a director. Mr. Mitchell has over 20 years of experience in the semiconductor and electronics systems industry holding various marketing and sales management positions. Prior to joining us, he was President and Chief Executive Officer of a wireless communications company, Momentum Microsystems. Prior to this Mr. Mitchell was Vice President of Marketing with SGS-Thomson Microelectronics, responsible for marketing and applications engineering of Digital Signal Processing, transputer, microcontroller and graphics products in North America. SGS-Thomson had acquired Inmos Corporation where Mr. Mitchell had been Manager, US Marketing and Sales. Mr. Mitchell has held management positions at Texas Instruments and Motorola and has been responsible for various product definition and product development. Mr. Mitchell holds a Bachelors degree in electrical engineering from the University of Texas and a Masters of Business Administration degree from National University.

     KLAUS C. WIEMER, has served as a director since May 1993. He also serves on the boards of Neomagic Corp (NMGC) of Santa Clara, CA and InterFET Corp of Garland, TX. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of our company. Since May 1994, Dr. Wiemer has been an independent consultant. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

     ROBERT H. KEELEY, has served as a director since May 1993. He is currently the El Pomar Professor of Business Finance at the University of Colorado at Colorado Springs. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford

University. Prior to joining Stanford, he was a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of Analytical Surveys, Inc. and a number of private companies.

     HAROLD A. BLOMQUIST, was appointed as a director in May 1998. Mr. Blomquist is currently president of American Microsystems ("AMI") Japan, Ltd. in Toyko; senior managing director and board chairman of AMI GmbH in Dresden, Germany; senior vice president of AMI's worldwide sales and strategic marketing; and a member of the board of directors for both AMI and AMI's holding company, GA Tech, Inc. Before joining AMI in April 1990, Mr. Blomquist held a series of increasingly responsible positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     JOHN HEIGHTLEY, was appointed as a director in September 1998. Mr. Heightley is currently executive vice president and chief technology officer for United Memories of Colorado Springs. From 1990 to 1996, Mr. Heightley was president and chief executive officer of Adaptive Solutions, Inc. In 1986 and 1987, he held the position of president and chief executive officer of Gigabit Logic, Inc.; in 1987 he was appointed chairman of Gigabit along with his responsibilities as president and chief executive officer. Mr. Heightley held these positions until 1990. Prior to Gigabit, Mr. Heightley served as president and chief executive officer of Ramtron Corporation from 1985 to 1986 and from 1978 to 1985 he served as a member of the board of directors, president, chief operating officer and vice president of memory products for Inmos International, plc. Mr. Heightley was granted a B.S. degree in Engineering Science from Penn State University and earned a M.S. degree in Electrical Engineering from M.I.T.

     Richard L. Petritz, founder and Chairman of the Board retired in August 1998. Dr. Petritz had a long and distinguished semiconductor career that began in 1958 at Texas Instruments before he went on to found such other semiconductor companies as Mostek and Inmos International, plc. As of the date of this filing, a replacement as Chairman of the Board has not been named.

     Subject to the requirement that the Board of Directors be classified if it consists of six or more persons, directors serve until the next annual meeting or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. Vacancies on the Board of Directors are filled by the existing directors. Under the agreement entered into with ZMD in 1994, ZMD has the right to appoint two members to the Board of Directors. At this time ZMD has no representation on our Board of Directors. The Debenture agreement entered into with Renaissance also allows for Renaissance to designate a nominee to serve as a member of our Board of Directors. In the event of a monetary default under the Debenture agreement, Renaissance may appoint an additional nominee to serve as a member of our Board of Directors. As of the date of this filing, Renaissance has not designated a nominee to serve as a member of our Board of Directors.

SPECIAL PROVISIONS IN ARTICLES OF INCORPORATION

     Our articles of incorporation contain a provision limiting the liability of directors to the fullest extent permitted under the Colorado Corporation Code (the "Code"). The Code allows a corporation to limit the personal liability of a director to the corporation or its shareholders for monetary damages for breaches of fiduciary duty as a director except for (a) breaches of the director's duty of loyalty, (b) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, (c) certain other acts specified in the Code, and (d) transactions from which the director derived an improper benefit. The provisions of the Code will not impair our ability to seek injunctive relief for breaches of fiduciary duty. Such relief, however, may not always be available as a practical matter.

     Our articles of incorporation also contain a provision that requires us to indemnify, to the fullest extent permitted under the Code, directors and officers against all costs and expenses reasonably incurred in connection with the defense of any claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other, in which such person may be involved by virtue of being or having been a director, officer or employee.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 1999. No other executive officers as of December 31, 1999 had combined annual salary and bonus for the fiscal year ended December 31, 1997 that exceeded $100,000.

                                              Summary Compensation Table

                                                                            Long Term Compensation
                                                                        ------------------------------
                               Annual Compensation                       Awards             Payouts
                           ---------------------------------------------------------------------------
Name                                               Other                Restricted
and                                                Annual               Stock               LTIP    All Other
Principal                                          Compen-              Award(s)  Options/ Payouts  Compen-
Position               Year  Salary($)  Bonus($)   sation($)              ($)     SARs(#)   ($)     sation($)
---------              -------------------------------------------------------------------------------------
Douglas M. Mitchell(1) 1999  $120,000     --         --                    --      30,000   --      --
Chief Executive        1998  $120,000     --         --                    --     250,000   --      --
Officer and President  1997  $60,716(2)   --         --                    --     400,000   --      --


(1) Mr. Mitchell became our Chief Executive Officer and President on January 1, 1998.

(2) Mr. Mitchell was hired in May 1997, the salary reflected was paid in his capacity as Chief Operating Officer and Executive Vice President.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 1999 to the individual named in the summary compensation table above.

                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                                         Options/SAR's                  Price                        at Assumed
                            Shares         Granted to    Exercise        per                       Annual Rate of
                          subject to       Employees       Price       Share on                      Stock Price
                        Options/SAR's      in Fiscal        Per        Date of     Expiration     Appreciation for
Name                       Granted         % of Total      Share        Grant         Date           Option Term
---------------------- ---------------- --------------------------- --------------------------------------------------
                                                                                                   5%         10%
                                                                                               -----------------------
Douglas M. Mitchell       30,000(1)           17%          $0.17        $0.17       4/27/2006    2,076       4,838

(1) 30,000 options were granted to Mr. Mitchell in his capacity as Chief Executive Officer and President, these options vest at 1/36th per month over 3 years.

YEAR-END OPTION TABLE

     The following table sets forth as of December 31, 1999 the number of shares subject to unexercised options held by the individual named in the summary compensation table above. 6,667 options had an exercise price greater than the last sale price of our Common Stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 1999. No options were exercised by the individual during the fiscal year ended December 31, 1999.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                          Options/SARs at Fiscal                 Options/SARs
                             Shares          Value               Year-End                     at Fiscal Year-End
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
---------------------------------------- -------------------------------------------- ---------------- -----------------
Douglas M. Mitchell             -              -          484,444         195,556         $1,740            $6,090


EMPLOYMENT AGREEMENTS

     DOUGLAS M. MITCHELL. MR. MITCHELL IS EMPLOYED AS PRESIDENT AND CHIEF Executive Officer pursuant to an employment agreement with us. Under the terms of the employment agreement, Mr. Mitchell receives and annual salary of $120,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expires June 1, 2001 but is automatically renewed for successive one-year terms unless we or Mr. Mitchell elects not to renew. If we terminate the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

CONFIDENTIALITY AND NONDISCLOSURE AGREEMENTS

     We generally require our employees to execute confidentiality and nondisclosure agreements upon the commencement of employment with us. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of us and shall not be disclosed to third parties without the prior approval of us.

DIRECTORS' COMPENSATION

     Each director who is not also an employee receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. During the fiscal year ended December 31, 1999, 15,000 stock options were granted, at the market price on date of grant, each to Dr. Klaus Wiemer , Dr. Robert Keeley, Mr. Harold Blomquist and 40,000 stock options were granted to Mr. John Heightley.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors and certain of our officers, and persons holding more than ten percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us with copies of all forms so filed.

         Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 1999, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The table below sets forth certain information regarding ownership of our Common Stock as of February 24, 2000, by each person who is known by us to beneficially own more than five percent of our Common Stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after December 31, 1999 upon the exercise of options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

 Name and                                            Amount and Nature
Address of                                             of Beneficial             Percent of
Beneficial Owner                                        Ownership                  Class
-------------------------------------------------------------------------------------------
Zentrum Mikroelektronik Dresden GmbH                     8,547,385                27.12%
Grenzstra e 28
01109 Dresden, Germany

Renaissance Capital Group, Inc.                          2,000,000   (1)           6.35%
8080 N. Central Expressway, Suite 210-LB 59
Dallas, TX 75206-1857

Douglas M. Mitchell                                        484,444   (2)           1.51%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                                            130,000   (3)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                           115,000   (4)               *
12630 Milan Road
Colorado Springs, CO  80908

Harold Blomquist                                            40,000   (5)               *
1630 Huntington Dr.
Pocatello, ID 83204

John D. Heightley                                           40,000   (6)               *
1275 Log Hollow Point
Colorado Springs, CO 80906

All officers and directors as a group
   (5 persons)                                             809,444   (7)           2.50%

-----------------

*    Less than one percent.

(1) Renaissance Capital Group, Inc. advises two funds, Renaissance Capital Growth & Income Fund III and Renaissance US Growth and Income Trust PLC. These 2,000,000 shares will be divided evenly between these two funds.
     These two funds also hold the Debentures, which may be converted into 5,692,308 additional shares at the election of the holder.

(2) Represents 484,444 shares issuable upon exercise of options.

(3) Represents 130,000 shares issuable upon exercise of options.

(4) Includes 105,000 shares issuable upon exercise of options.

(5) Represents 40,000 shares issuable upon exercise of options.

(6) Represents 40,000 shares issuable upon exercise of options.

(7) Includes 799,444 shares issuable upon exercise of stock options.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     ZMD currently owns approximately 30% of our common stock. In 1998, we purchased $1.715,867 of product from ZMD.

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

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 1999.

   Date                                 Item
   ----                                 ----

November 1, 1999                        Other information - Press Release -
                                        "Simtek Announces Financial Results for
                                        the Third Quarter of 1999"

December 15, 1999                       Other information - Third Quarter 1999
                                        Interim Report to Shareholders

C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 50 hereof.

D.   Other Financial Statements:

   All  other  schedules  are  omitted  because  they  are  not  required,   are
   inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on February 29, 2000

                                            SIMTEK CORPORATION


                                            By:     /S/DOUGLAS M. MITCHELL
                                               -------------------------------
                                               Douglas M. Mitchell
                                               Chief Executive Officer and
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on February 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

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


  /S/DOUGLAS M. MITCHELL
---------------------------                          Chief Financial Officer
Douglas M. Mitchell                                  (acting)


  /S/DOUGLAS M. MITCHELL
---------------------------                          Director
Douglas M. Mitchell


  /S/ROBERT H. KEELEY
---------------------------                          Director
Robert H. Keeley


  /S/JOHN HEIGHTLEY
----------------------------                         Director
John Heightley

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999
Exhibits:
---------

           All exhibits listed below incorporated herein by reference.
           -----------------------------------------------------------

3.1       Amended and Restated Articles of Incorporation.(2)
3.2       Amended and Restated Articles of Incorporation November 1997.(7)
3.3       Bylaws.(2)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3       Form of Common Stock Certificate.(3)
4.4       Simtek Corporation 1991 Stock Option Plan.(4)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.6       1994 Non-Qualified Stock Option Plan.(5)
4.7       Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
10.1      Form of  Non-Competition  and  Non-Solicitation  Agreement between the
          Company  and  certain  of its  employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.6 Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
10.7 Convertible Loan Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth & Income Trust, PLC as lenders and Renaissance Capital Group, Inc. as agent for the lenders dated June 12, 1998(8)
10.8 Convertible Debenture Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. dated 12, 1998(8)
10.9 Convertible Debenture Agreement between Simtek Corporation and Renaissance US Growth & Income Trust, PLC dated June 12, 1998(8)
27.1      Financial Data Schedule

-----------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999

                              CORPORATE INFORMATION


BOARD OF DIRECTORS

Klaus C. Wiemer 1,2,3

Douglas M. Mitchell

Robert Keeley 1,2,3

Harold Blomquist 1,2,3

John Heightley


Board of Directors Committees
1 Compensation Committee
2 Stock Committee
3 Audit Committee


CORPORATE OFFICERS

Douglas M. Mitchell
Chief Executive Officer, President
and Acting Chief Financial Officer



CORPORATE COUNSEL

Holme Roberts & Owen LLP
1700 Lincoln St. Suite 4100
Denver, CO 80203


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