Form 10QSB
period 2000-03-31
SIMTEK CORP
filed 2000-05-12
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2000

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                                 Outstanding at May 5, 2000
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                               38,256,589

                               SIMTEK CORPORATION



                                                              INDEX

                        For Quarter Ended March 31, 2000

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                Page
                                                                           -----

                Balance Sheets as of March 31, 2000 and
                December 31, 1999                                            3

                Statements of Operations for the three months ended
                March 31, 2000 and 1999                                      4

                Statements of Cash Flows for the three months ended
                March 31, 2000 and 1999                                      5

                Notes to Financial Statements                                6

     ITEM 2

                Management's Discussion and Analysis of Results of
                Operations and Financial Condition                         7-9

PART II. OTHER INFORMATION

     ITEM 1     Legal Proceedings                                           10

     ITEM 2     Changes in Securities                                       10

     ITEM 3     Defaults upon Senior Securities                             10

     ITEM 4     Matters Submitted to a Vote of Securities Holders           10

     ITEM 5     Other Information                                           10

     ITEM 6     Exhibits and Reports on Form 8-K                            10

SIGNATURES                                                                  11

                                               SIMTEK CORPORATION

                                                 BALANCE SHEETS

              ASSETS
              ------                                                          March 31, 2000      December 31, 1999
                                                                             ----------------     -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................   $    2,213,386        $   2,173,592
   Certificate of deposit, restricted......................................          300,000              400,000
   Accounts receivable - trade, net........................................        1,561,823            1,050,219
   Inventory, net .........................................................        1,001,879              916,692
   Prepaid expenses and other..............................................           93,705               33,802
                                                                              --------------        -------------
       Total current assets................................................        5,170,793            4,574,305

EQUIPMENT AND FURNITURE, net...............................................          440,803              440,654

OTHER ASSETS...............................................................                -               49,425
                                                                              --------------        -------------

TOTAL ASSETS...............................................................   $    5,611,596        $   5,064,384
                                                                              ==============        =============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable........................................................   $      813,266        $     731,651
   Accrued expenses........................................................          182,739              155,479
   Accrued wages...........................................................          221,638              223,012
   Accrued vacation payable................................................           88,253               83,688
   Obligations under capital lease.........................................           44,216               51,115
   Payable to ZMD..........................................................          130,153              130,153
                                                                              --------------        -------------
       Total current liabilities...........................................        1,480,265            1,375,098

CONVERTIBLE DEBENTURES.....................................................                -            1,500,000

OBLIGATIONS UNDER CAPITAL LEASES...........................................          189,580              190,544
                                                                              --------------        -------------
       Total liabilities...................................................        1,669,845            3,065,642

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................               -                    -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       37,918,520 and 28,955,226 shares issued and outstanding at
       March 31, 2000 and December 31, 1999, respectively..................         379,185              289,552
   Additional paid-in capital..............................................      31,346,651           29,793,041
   Accumulated deficit.....................................................     (27,784,085)         (28,083,851)
                                                                              -------------         ------------
   Shareholder's equity....................................................       3,941,751            1,998,742
                                                                              -------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................   $   5,611,596         $  5,064,384
                                                                              =============         ============

                     The accompanying notes are an integral part of these financial statements.

                                                         3


                                               SIMTEK CORPORATION

                                            STATEMENTS OF OPERATIONS

                                                                                   For the quarters ended March 31,
                                                                                   --------------------------------
                                                                                       2000                1999
                                                                                       ----                ----
NET SALES..................................................................        $2,513,393           $1,368,637

     Cost of  sales........................................................         1,493,186              819,396
                                                                                   ----------           ----------

GROSS MARGIN...............................................................         1,020,207              549,241

OPERATING EXPENSES:
     Design, research and development......................................           357,625              312,926
     Administrative........................................................           139,258              106,348
     Marketing.............................................................           222,948              187,743
                                                                                   ----------           ----------

         Total Operating expenses..........................................           719,831              607,017

INCOME (LOSS) FROM OPERATIONS..............................................           300,376              (57,776)
                                                                                   ----------           ----------

OTHER INCOME (EXPENSE):
     Interest income (expense), net........................................             2,811              (10,019)
     Other expense, net....................................................             2,181                 (592)
                                                                                   ----------           ----------

         Total other income (expense)......................................             4,992              (10,611)
                                                                                   ----------           ----------

NET INCOME (LOSS) BEFORE TAXES.............................................           305,368              (68,387)

     Provision for income taxes............................................             5,600                    -
                                                                                   ----------           ----------

NET INCOME (LOSS)..........................................................        $  299,768           $  (68,387)
                                                                                   ==========           ==========

NET INCOME PER COMMON SHARE:
     Basic.................................................................        $      .01           $        *
                                                                                   ==========           ==========
     Diluted...............................................................        $      .01           $        *
                                                                                   ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic.................................................................        32,050,904           28,828,448
                                                                                   ==========           ==========
      Diluted..............................................................        35,427,048           28,828,448
                                                                                   ==========           ==========

-----------------
Less Than $.01 per share







                 The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                            STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended March 31,
                                                                           --------------------------------
                                                                                2000               1999
                                                                                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $   299,768        $   (68,387)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization..............................          47,900             33,294
           Increase (decrease) in net change of reserve
                accounts..............................................          68,951            (28,245)
           Deferred financing fees....................................           1,865              2,798
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................        (547,452)          (118,238)
               Inventory..............................................        (109,248)           (34,979)
               Prepaid expenses and other ............................         (71,094)             5,339
           Increase (decrease) in:
               Accounts payable.......................................          81,614             35,333
               Accrued expenses.......................................          21,408            (12,455)
                                                                           -----------        ------------

        Net cash used in operating activities.........................        (206,288)          (185,540)
                                                                           -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................         (48,049)            (1,742)
     Interest received on certificate of deposit......................               -             (1,888)
     Payments on capital lease obligation.............................          (7,863)                 -
     Increase in restricted cash......................................               -           (250,000)
     Reduction of certificate of deposit..............................         100,000                  -
                                                                           -----------        -----------

     Net cash provided by (used in) investing activities..............          44,088           (253,630)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................         201,994              34,266
                                                                           -----------        ------------

        Net cash provided by financing activities.....................         201,994              34,266
                                                                           -----------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................          39,794           (404,904)
                                                                           -----------        ------------

CASH AND CASH EQUIVALENTS, beginning of period........................       2,173,592          2,149,820
                                                                           -----------        -----------

CASH AND CASH EQUIVALENTS, end of period..............................     $ 2,213,386        $ 1,744,916
                                                                           ===========        ===========

SUPPLEMENTAL NON-CASH INFORMATION:
     Conversion of debenture into shares of common stock, net
      of deferred financing costs related to the debenture............     $ 1,441,249                  -


               The accompanying notes are an integral part of these financial statements.

                                                 5

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 7, 2000 for fiscal year 1999.

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2.   LINE OF CREDIT:

     In March 2000, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit for another year in the amount of $250,000, thereby reducing it by $100,000 since December 31, 1999. At the time of renewal, the $100,000 certificate of deposit required for this line of credit was released.

3.   EQUITY:

     In February and March 2000, Renaissance Capital Group of Dallas, Texas ("Renaissance") converted the $1,500,000 debenture into 7,692,308 shares of the Common Stock. Renaissance sold 5,692,308 of these shares under Rule 144 in the first quarter of 2000.

     In March 2000, the Company filed a Form SB-2 registration statement to register 3,547,385 shares of Common Stock owned by Zentrum Mikoelectronik Dresden Gmbh ("ZMD") and an additional 551,964 shares that ZMD is entitled to if they request the conversion of the $130,153 payable to them into shares of Common Stock. This registration statement became effective on April 7, 2000. Prior to the filing of the registration statement, ZMD sold 4,000,000 shares under Rule 144. On April 12, 2000, ZMD notified the Company of its desire to convert the $130,513 into 551,964 shares of the Company's Common Stock. Prior to the sale of these shares, ZMD owns approximately 13% of the Company's Common Stock.

4.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended March 31, 2000 and 1999 were as follows (as a percentage of sales):

                                             2000              1999

     North America                           48%               61%
     Europe                                  16%               16%
     Far East and Japan                      36%               23%

                                                         SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Simtek Corporation recorded net product sales of $2,513,393 for the first quarter of 2000 up from the $1,368,637 recorded for the first quarter 1999. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families. The increase in sales was due primarily to sales in Japan and certain other areas of the far east and sales in the European market returning and surpassing previous sales levels. The increase to previous sales levels and the increase in sales to the North American market was due to large customers ordering production volumes. Sales of the Company's high end industrial and military products remained equal for the three months ended March 31, 2000 as compared with the three months ended March 31, 1999. Three distributors of the Company's nvSRAM products account for more than 47% of the Company's net sales for the first quarter 2000. Products sold to distributors are re-sold to various end customers.

     During the first quarter 2000, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its commercial and industrial products. Sales of devices built with wafers purchased from Chartered accounted for approximately all of the Company's revenue in the first three months ended March 31, 2000.

     The Company saw no change in gross margins percentages in the first quarter 2000 as compared to the first quarter 1999.

     Total other operating expenses saw an increase of approximately $113,000 in the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Research and Development saw the largest increase of approximately $45,000, which was due primarily to an approximate $34,000 increase in employer taxes due to taxation requirements on the exercise of stock options, an approximate $29,000 in repair and maintenance costs for certain pieces of equipment and a software maintenance contract. Research and Development did see an approximate $18,000 decrease in costs associated with yield improvement development on its 256 kilobit and 64 kilobit products. Sales and Marketing saw an increase of approximately $35,000, which was due to an approximate $12,000 increase in employer taxes due to taxation requirements on the exercise of stock options and an approximate $23,000 increase in sales commissions which are based on net revenues. Administration saw an approximate $33,000 increase. Of this increase approximately $12,000 was related to employer taxes due to taxation requirements on the exercise of stock options. Approximately $13,000 was due to increased legal and audit costs associated with the filing of Form SB-2 and the balance of $8,000 was due primarily to increased travel and investor relation costs.

     The Company recorded a net income of $299,768 in the first quarter of 2000 as compared to a net loss of $68,387 for the first quarter of 1999. This increase was due to increased product sales.

     The change in cash flows from operating activities was primarily a result of an increase in accounts receivable and inventory, which were both related to the increase in product sales, and an increase in prepaid expenses and other assets which was related to a receivable outstanding. The increases in operating activities were offset primarily by net income, an increase in depreciation, reserves, and accounts payable and accrued expenses. The change in cash flows from investing activities was primarily from the release of the certificate of deposit that was required as collateral for the Company's line of credit and the purchase of equipment required to test the Company's 64 kilobit and 256 kilobit nvSRAM's. The change in cash flows from financing activities was due to the exercise of stock options.

                               SIMTEK CORPORATION


FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and to increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. The Company is currently deciding which new or derivative product it will develop next.

     As of March 31, 2000, the Company had received purchase orders expected to be filled within the next six months of approximately $3,250,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 2000, Renaissance Capital Group of Dallas, Texas converted the $1,500,000 debenture into 7,692,308 shares of the Company's Common Stock. Renaissance sold 5,692,308 of these shares under Rule 144 in the first quarter 2000.

     In March 2000, the Company filed a Form SB-2 registration statement to register 3,547,385 shares of Common Stock owned by Zentrum Mikoelectronik Dresden Gmbh ("ZMD") and an additional 551,964 shares that ZMD is entitled to if they request the conversion of the $130,153 payable to them into shares of Common Stock. This registration statement became effective on April 7, 2000. Prior to the filing of the registration statement, ZMD sold 4,000,000 shares under Rule 144. On April 12, 2000, ZMD notified the Company of its desire to convert the $130,513 into 551,964 shares of the Company's Common Stock. Prior to the sale of these shares, ZMD owns approximately 13% of the Company's Common Stock.

     In March 2000, the Company renewed its revolving line of credit for another year in the amount of $250,000 thereby reducing the line of credit by $100,000. At the time of renewal, the $100,000 certificate of deposit required for this line of credit was released. The line of credit is collateralized by substantially all assets of the Company. The line of credit bears interest at prime plus .75% on any outstanding balance. As of March 31, 2000, the Company had no balance outstanding.

     In the first quarter 2000, employees and one director of the Company exercised 1,270,986 stock options into shares of the Company's Common Stock for net proceeds to the Company of $201,944.

     The Company may require additional capital to fund production and marketing of any new products it may develop. The Company does not have any commitments for such additional capital as of the date of this report.

YEAR 2000

     The  information   provided  below   constitutes  a  "Year  2000  Readiness
Disclosure" for purposes of the Year 2000 Information and Readiness Disclosure Act.

     The Year 2000 ("Y2K") problem arises from the use of a two-digit field to identify years in computer programs, e.g., 85=1985, and the assumption of a single century, the 1900s. Any program so created may read or attempt to read, "00" as the year 1900. There are two other related issues which could also, lead to incorrect calculations or failure, such as (i) some systems' programming assigns special meaning to certain dates, such as 9/9/99 and (ii) the year 2000 is a leap year. Accordingly, some computer hardware and software including programs embedded within machinery and parts needed to be modified prior to the year 2000 in order to remain functional. To address the issue, the Company

                               SIMTEK CORPORATION


created an internal task force to assess its state of readiness for possible "Year 2000" issues and take the necessary actions to ensure Year 2000 compliance. The task force evaluated internal business systems, production equipment, software and other components which affect the Company's products, and the Company's vulnerability to possible "Year 2000" exposures due to suppliers' and other third parties' lack of preparedness for the year 2000.

     We have experienced no major difficulties to date, however, we may not know if there are other problems for several months into the year 2000.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule

         (b)   Reports on Form 8-K

               Form 8-K filed February 25, 2000; press release announcing "Simtek Announces Financial Results for 1999"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



May 11, 2000                          By  /s/ Douglas Mitchell
                                         ---------------------
                                         DOUGLAS MITCHELL
                                         Chief Executive Officer, President
                                           and Chief Financial Officer (acting)