Form 10QSB
period 2000-06-30
SIMTEK CORP
filed 2000-08-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2000

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                             Outstanding at August 11, 2000
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             44,465,164

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 2000

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                Page
    ------                                                                ----

             Balance Sheets as of June 30, 2000 and
             December 31, 1999                                              3

             Statements of Operations for the three months and six
             months ended June 30, 2000 and 1999                            4

             Statements of Cash Flows for the six months ended
             June 30, 2000 and 1999                                         5

             Notes to Financial Statements                                 6-7

    ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            8-10

PART II. OTHER INFORMATION

    ITEM 1   Legal Proceedings                                              11

    ITEM 2   Changes in Securities                                          11

    ITEM 3   Defaults upon Senior Securities                                11

    ITEM 4   Matters Submitted to a Vote of Securities Holders              11

    ITEM 5   Other Information                                              11

    ITEM 6   Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                  12

                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS
                                                    (unaudited)
                       ASSETS
                       ------
                                                                             June 30, 2000     December 31, 1999
                                                                            --------------     -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $  2,809,413         $  2,180,611
   Certificate of deposit, restricted......................................       300,000              400,000
   Accounts receivable - trade, net........................................     1,805,077            1,146,626
   Inventory, net .........................................................     1,138,309              983,820
   Prepaid expenses and other..............................................        37,789               36,117
                                                                             ---------------------------------

       Total current assets................................................     6,090,588            4,747,174

EQUIPMENT AND FURNITURE, net...............................................       601,756              496,483
LONG TERM INVESTMENT.......................................................     1,640,625                   -
OTHER ASSETS...............................................................             -               49,425
                                                                             ---------------------------------

TOTAL ASSETS...............................................................  $  8,332,969         $  5,293,082
                                                                             =================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $  1,100,115         $    814,502
   Accrued expenses........................................................       504,109              169,168
   Accrued wages...........................................................       221,967              228,307
   Accrued vacation payable................................................       101,526               83,688
   Obligation under capital leases.........................................        45,235               51,115
   Short term debt.........................................................        20,000               31,142
   Payable to ZMD..........................................................             -              130,153
                                                                             ---------------------------------
       Total current liabilities...........................................     1,992,952            1,508,075
                                                                             ---------------------------------

CONVERTIBLE DEBENTURES.....................................................            -             1,500,000
NOTES PAYABLE..............................................................            -               100,000
OBLIGATION UNDER CAPITAL LEASES............................................       177,882              190,544
                                                                             ---------------------------------
       Total liabilities...................................................     2,170,834            3,298,619

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................            -                    -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       43,215,164 and 31,955,226 shares issued and outstanding
       at June 30, 2000 and December 31, 1999, respectively................      432,151              319,552
   Additional paid-in capital..............................................   33,192,031           29,811,519
   Accumulated deficit.....................................................  (27,462,047)         (28,136,608)
                                                                             --------------------------------
   Shareholder's equity....................................................    6,162,135            1,994,463
                                                                             --------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $ 8,332,969          $ 5,293,082
                                                                             ================================

                 The accompanying notes are an integral part of these financial statements.

                                                       SIMTEK CORPORATION

                                                   STATEMENTS OF OPERATIONS
                                                          (unaudited)

                                                                 Three Months Ended June 30,             Six Months Ended June 30,
                                                                 ---------------------------             -------------------------
                                                                    2000              1999                  2000            1999
                                                                    ----              ----                  ----            ----
NET SALES..................................................      $3,208,657        $2,135,723            $5,932,467      $3,620,227

     Cost of  sales........................................       2,026,800         1,330,332             3,611,534       2,223,189
                                                                 ------------------------------------------------------------------

GROSS MARGIN...............................................       1,181,857           805,391             2,320,933       1,397,038

OPERATING EXPENSES:
     Design, research and development......................         367,251           379,308               770,556         749,981
     Administrative........................................         218,009           111,530               357,918         226,517
     Marketing.............................................         280,826           249,568               535,780         450,259
                                                                 ------------------------------------------------------------------

         Total Operating Expenses..........................         866,086           740,406             1,664,254       1,426,757

INCOME FROM OPERATIONS.....................................         315,771            64,985               656,679         (29,719)
                                                                 ------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................          28,430           (13,456)               28,044         (25,400)
     Other income (expense), net...........................          (1,092)          (25,105)                1,438         (21,444)
                                                                 ------------------------------------------------------------------

         Total other income (expense)......................          27,338           (38,561)               29,482         (46,844)
                                                                 ------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................         343,109            26,424               686,161         (76,563)

     Provision for income taxes............................           6,000                 -                11,600               -
                                                                 ------------------------------------------------------------------

NET INCOME (LOSS)..........................................      $  337,109        $   26,424            $  674,561      $  (76,563)
                                                                 ==================================================================

BASIC AND DILUTED EPS......................................      $     0.01        $        *            $     0.02      $        *
                                                                 ==================================================================

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING...............................................      38,467,964        31,955,226            38,467,964      31,955,226

EFFECT OF DILUTIVE OPTIONS.................................       2,441,032           987,504             5,206,918               -
                                                                 ------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING................................      40,908,996        32,942,730            43,674,882      31,955,226
                                                                 ==================================================================


* Less Than $.01 per share



                   The accompanying notes are an integral part of these financial statements.

                                                  SIMTEK CORPORATION

                                                STATEMENTS OF CASH FLOWS
                                                       (unaudited)
                                                                                     Six Months Ended June 30,
                                                                                ----------------------------------
                                                                                   2000                    1999
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................          $  674,561              $  (76,563)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization..............................             119,650                  96,043
           Increase (decrease) in net change of reserve accounts......             366,491                (40,211)
           Deferred financing fees....................................               1,865                   5,595
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (738,263)               (458,145)
               Inventory..............................................            (170,027)                220,866
               Prepaid expenses and other ............................             (12,863)                  3,728
           Increase (decrease) in:
               Accounts payable.......................................             285,613                 248,345
               Accrued expenses.......................................              75,298                 (59,428)
                                                                                ----------------------------------
        Net cash provided by (used in) operating activities...........             602,325                 (59,770)
                                                                                ----------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture .............................            (224,923)                (79,992)
     Interest received on certificate of deposit......................                   -                  (4,630)
     Payments on capital lease obligation.............................             (18,542)                      -
     Decrease (increase) in restricted cash...........................             100,000                (250,000)
                                                                                ----------------------------------
     Net cash used in investing activities............................            (143,465)               (334,622)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................             281,084                  34,266
     Payments on notes payable........................................            (111,142)                (13,595)
     Proceeds from line of credit and notes...........................                   -                  84,713
                                                                                ----------------------------------
        Net cash provided by financing activities.....................             169,942                 105,384
                                                                                ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS.....................................................             628,802                (289,008)
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           2,180,611               2,234,062
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................          $2,809,413              $1,945,054
                                                                                ==================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Conversion of debenture into shares of common stock, net
        of deferred financing costs related to the debenture..........          $1,441,249              $        -
     Equity investment in WebGear, Inc................................          $1,640,625              $        -
     Conversion of payable to ZMD into shares of common stock.........          $  130,153              $        -



                 The accompanying notes are an integral part of these financial statements.

                                                  -5-

1.  SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 7, 2000 for fiscal year 1999 and Simtek Corporation's Form 8-K/A Amendment #1 filed on July 24, 2000.

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

     In May 2000, the Company acquired Integrated Logic Systems, Inc. ("Integrated"). Simtek issued 3,000,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Integrated stock. Integrated designs and sells metal programmed gate array integrated circuits.

     On June 16, 2000, the Company acquired 1,875,000 shares of the common stock of WebGear, Inc., a California corporation ("WebGear"), in return for 1,250,000 shares of the Company's common stock. The shares of WebGear stock that the Company acquired represents approximately 9% of WebGear's issued and outstanding shares of common stock as of June 16, 2000. On June 16, 2000, the closing price for Simtek's common stock was $1.3125 per share. WebGear is engaged in the design, development, sales and support of high technology networking and communications products for the personal computer market.

     On July 31, 2000, the Company acquired Macrotech Semiconductor ("Macrotech"). Simtek issued 1,250,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that Integrated manufactures.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


4.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended June 30, 2000 and 1999 were as follows (as a percentage of sales):

                                         2000             1999

         North America                   36%              51%
         Europe                          23%              15%
         Far East and Japan              41%              34%

     A significant portion of the shift in sales to both Europe and the Far East is a result of international manufacturing performed by subcontractors for companies based in North America.

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $3,208,657 for the second quarter of 2000 and $5,932,467 for the six months ended June 30, 2000 up from the $2,135,723 recorded for the second quarter 1999 and the $3,620,227 for the six months ended June 30, 1999. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families and metal programmed gate array integrated circuits. The increase in net sales for the three months and six months ended June 30, 2000 were primarily due to large customers placing production orders of the Company's nvSRAM products worldwide. Sales of the Company's metal programmed gate array integrated circuits accounted for approximately 7% of the Company's revenue for the six months ended June 30, 2000. Two distributors and one direct customer of the Company's nvSRAM products account for approximately 54% of the Company's net sales for the second quarter 2000. Products sold to distributors are re-sold to various end customers.

     During the second quarter 2000, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nvSRAM products. Sales of metal programmed gate array products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwin.

     The Company saw minimal changes in gross margin percentages in the three and six months ended June 30, 2000 as compared to the same periods in 1999.

     Total other operating expenses saw an increase of approximately $125,000 in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Research and Development saw a decrease of approximately $12,000, due primarily to a reduced headcount. Administration saw an increase of approximately $106,000, which was due to an approximate increase of $30,000 in payroll and benefits, an approximate increase in travel of $4,000 and an approximate $72,000 increase in legal, audit and consulting fees related to the acquisition of Integrated and costs associated with the filing for Form SB-2. Sales saw an increase of approximately $31,000, which was due to increased sales commissions which are based on net revenues.

     Total other operating expenses saw an increase of approximately $322,000 in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Research and Development saw an approximate increase of $22,000, which was related to an approximate $34,000 increase in employer taxes due to taxation requirements on the exercise of stock options that occurred in the first three months of 2000 and an approximate $12,000 decrease in payroll costs that occurred in the second quarter of 2000. Administration saw an approximate $131,000 increase in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily to an approximate $85,000 increase in legal, audit and consulting fees. Approximately $13,000 of the increase occurred in the first quarter of 2000 and $72,000 in the second quarter of 2000. There was an increase of approximately $42,000 in payroll, $12,000 in the first three months of 2000 which was related to employer taxes on stock options and $30,000 from the second quarter 2000. Sales expenses saw an approximate $86,000 increase in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to an increase of approximately $54,000 in sales commissions and approximately $32,000 was related to increased headcount and employer taxes due to taxation requirements on the exercise of stock options.

     The Company recorded a net income of $337,109 in the second quarter of 2000 and a net income of $674,561 for the six months ended June 30, 2000 as compared to a net income of $26,424 for the three months ended June 30, 1999 and a net loss of $76,563 for the six months ended June 30, 1999. This increase was due to increased product sales.

                               SIMTEK CORPORATION


     The change in cash flows from operating activities was primarily a result of a net income, and increase in accounts receivable, inventory and reserves, these increases were offset with an increase in accounts payable and accrued expenses. The change in cash flows from investing activities was due to the purchase of equipment used in the testing of the Company's nvSRAM products and the purchase of hardware and software used in the design of the Company's nvSRAM products, this increase was offset by a decrease in the Company's restricted cash requirements. The change in cash flows from financing activities was due to the exercise of stock options and payments of notes payable acquired in the Integrated acquisition.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and to increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. Additionally, market conditions may make it more difficult to receive enough raw materials, processed silicon wafers and support services to satisfy customer demand.

     The Company is currently deciding which new or derivative product it will develop next.

           As of June 30, 2000, the Company had received purchase orders during the second quarter expected to be filled within the next six months of approximately $4,900,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

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

     In May 2000, the Company acquired Integrated Logic Systems, Inc. Simtek issued 3,000,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Integrated stock. Integrated designs and sells metal gate array integrated circuits.

                               SIMTEK CORPORATION


     On June 16, 2000, the Company acquired 1,875,000 shares of the common stock of WebGear, Inc., a California corporation ("WebGear"), in return for 1,250,000 shares of the Company's common stock. The shares of WebGear stock that the Company acquired represents approximately 9% of WebGear's issued and outstanding shares of common stock as of June 16, 2000. On June 16, 2000, the closing price for Simtek's common stock was $1.3125 per share. WebGear is engaged in the design, development, sales and support of high technology networking and communications products for the personal computer market.

     In July 2000, the Company filed a Form SB-2 registration statement to register 1,500,000 shares of Common Stock owned by Integrated's sole shareholder, Hugh Chapman, and 1,250,000 shares of Common Stock owned by WebGear.

     On July 31, 2000, the Company acquired Macrotech Semiconductor ("Macrotech"). Simtek issued 1,250,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that Integrated manufactures.

     During the first six months of 2000, employees and two directors of the Company exercised 1,765,666 stock options into shares of the Company's Common Stock for net proceeds to the Company of $281,084.

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Matters Submitted to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

          Form 8-K filed April 24, 2000 - "1999 Annual Report to Shareholders"

          Form 8-K filed April 28, 2000 - "Simtek Announces Financial Results for the First Quarter of 2000"

          Form 8-K filed May 10, 2000 - "Simtek acquires Integrated Logic"

          Form 8-K filed June 27, 2000 - "Simtek acquires 1,875,000 shares of the common stock of Web Gear, Inc. in return for 1,250,000 shares of common stock of Simtek.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SIMTEK CORPORATION
                                 (Registrant)



August 11, 2000                  By  /s/ Douglas Mitchell
                                    ---------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)