Form 10QSB
period 2000-09-30
SIMTEK CORP
filed 2000-11-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2000

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                            Outstanding at November 3, 2000
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            48,942,163

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 2000

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                 Page

              Balance Sheets as of September 30, 2000 and
              December 31, 1999                                              3

              Statements of Operations for the three months and nine
              months ended September 30, 2000 and 1999                       4

              Statements of Cash Flows for the nine months ended
              September 30, 2000 and 1999                                    5

              Notes to Financial Statements                                6-7

    ITEM 2

              Management's Discussion and Analysis of Results of
              Operations and Financial Condition                           8-11

PART II. OTHER INFORMATION

    ITEM 1    Legal Proceedings                                             12

    ITEM 2    Changes in Securities                                         12

    ITEM 3    Defaults upon Senior Securities                               12

    ITEM 4    Matters Submitted to a Vote of Securities Holders             12

    ITEM 5    Other Information                                             12

    ITEM 6    Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                                  13



                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS
                                                    (unaudited)
              ASSETS
              ------
                                                                             September 30, 2000       December 31, 1999
                                                                            -------------------       -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $        3,098,267        $      2,180,649
   Certificate of deposit, restricted......................................             300,000                 400,000
   Accounts receivable - trade, net........................................           1,510,484               1,146,631
   Inventory, net .........................................................             739,183               1,015,620
   Prepaid investor relations..............................................             988,233                       -
   Prepaid expenses and other..............................................             129,584                  36,117
                                                                             ------------------------------------------

       Total current assets................................................           6,765,751               4,779,017
EQUIPMENT AND FURNITURE, net...............................................             691,594                 679,938
PATENT AND TRADEMARKS......................................................             125,000                      -
OTHER ASSETS...............................................................                   -                  49,425
                                                                             ------------------------------------------

TOTAL ASSETS...............................................................  $        7,582,345        $      5,508,380
                                                                             ==========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $          612,430        $        969,679
   Accrued expenses........................................................             374,825                 157,908
   Accrued wages...........................................................             326,533                 228,306
   Accrued vacation payable................................................             102,022                  83,688
   Customer Deposits.......................................................              65,391                 100,474
   Obligation under capital leases.........................................              46,277                  51,115
   Short term debt.........................................................              20,000                  31,142
   Payable to ZMD..........................................................                   -                 130,153
                                                                             ------------------------------------------
       Total current liabilities...........................................           1,547,478               1,752,465
                                                                             ------------------------------------------

CONVERTIBLE DEBENTURES.....................................................                  -                1,500,000
NOTES PAYABLE..............................................................                  -                  100,000
OBLIGATION UNDER CAPITAL LEASES............................................             165,914                 190,544
                                                                             ------------------------------------------
       Total liabilities...................................................           1,713,392               3,543,009

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                  -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       48,942,163 and 33,205,226 shares issued and outstanding
       at September 30, 2000 and December 31, 1999, respectively...........            489,421                 332,052
   Additional paid-in capital..............................................         37,343,790              30,079,777
   Accumulated deficit.....................................................        (31,964,258)            (28,446,458)
                                                                             -----------------------------------------
   Shareholder's equity....................................................          5,868,953               1,965,371
                                                                             -----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $       7,582,345         $     5,508,380
                                                                             =========================================

                    The accompanying notes are an integral part of these financial statements.

                                                          SIMTEK CORPORATION

                                                       STATEMENTS OF OPERATIONS
                                                              (unaudited)


                                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                                           --------------------------------         -------------------------------
                                                                2000               1999                   2000             1999
                                                                ----               ----                   ----             ----
NET SALES...............................................   $    2,996,470    $    1,782,544         $    9,220,772   $    5,443,359

     Cost of  sales.....................................        1,884,683         1,260,199              5,664,717        3,562,028
                                                           ------------------------------------------------------------------------

GROSS MARGIN............................................        1,111,787           522,345              3,556,055        1,881,331

OPERATING EXPENSES:
     Design, research and development...................        4,816,352           386,946              5,647,835        1,206,987
     Administrative.....................................          249,980           104,113                620,991          344,742
     Marketing..........................................          327,901           269,475                869,669          724,606
                                                           ------------------------------------------------------------------------

         Total Operating Expenses.......................        5,394,233           760,534              7,138,495        2,276,335

LOSS FROM OPERATIONS....................................       (4,282,446)         (238,189)            (3,582,440)        (395,004)
                                                           ------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net...............................           38,538           (13,177)                66,583          (38,579)
     Other income (expense), net........................            8,219               937                  9,658          (20,508)
                                                           -------------------------------------------------------------------------

         Total other income (expense)...................           46,757           (12,240)                76,241          (59,087)
                                                           -------------------------------------------------------------------------

NET LOSS BEFORE TAXES...................................       (4,235,689)         (250,429)            (3,506,199)        (454,091)

     Provision for income taxes.........................                -                 -                 11,600                -
                                                           ------------------------------------------------------------------------

NET LOSS................................................   $   (4,235,689)   $     (250,429)        $   (3,517,799)  $     (454,091)
                                                           ========================================================================

BASIC AND DILUTED EPS...................................   $        (0.10)   $         (.01)        $        (0.08)  $         (.01)
                                                           ========================================================================

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING............................................       43,454,222        31,955,226             41,392,310       31,955,226

EFFECT OF DILUTIVE OPTIONS..............................                -                 -                      -                -
                                                           ------------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING.............................       43,454,222        31,955,226             41,392,310       31,955,226
                                                           ========================================================================


                    The accompanying notes are an integral part of these financial statements.


                                                       SIMTEK CORPORATION

                                                    STATEMENTS OF CASH FLOWS
                                                           (unaudited)
                                                                                  Nine Months Ended September 30,
                                                                             ----------------------------------------
                                                                                 2000                        1999
                                                                                 ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)................................................       $  (3,517,799)            $    (454,091)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization..............................             221,917                   178,792
           Investment banker stock issuance...........................              42,967                         -
           WebGear purchase of research and development
               for common stock.......................................           4,384,545                         -
           Increase (decrease) in net change of reserve accounts                   312,286                   (28,980)
           Deferred financing fees....................................               1,865                     8,393
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (437,661)                 (236,511)
               Inventory..............................................             279,897                   104,139
               Prepaid expenses and other ............................            (104,658)                   19,769
           Increase (decrease) in:
               Accounts payable.......................................            (357,249)                  298,148
               Customer deposits......................................             (35,083)                    7,220
               Accrued expenses.......................................              91,540                    (8,162)
                                                                             ---------------------------------------
        Net cash provided by (used in) operating activities                        882,567                  (111,283)
                                                                             ---------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture .............................            (233,574)                 (140,721)
     Interest received on certificate of deposit......................                   -                    (7,868)
     Decrease (increase) in restricted cash...........................             100,000                  (300,000)
                                                                             ---------------------------------------
     Net cash used in investing activities............................            (133,574)                 (448,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of stock options........................................             293,131                    34,266
     Payments on notes payable........................................            (111,142)                  (13,595)
     Capital Contributions............................................              43,503                   178,178
     Distributions to stockholders....................................             (27,400)                        -
     Payments on capital lease obligation.............................             (29,467)                        -
     Proceeds from line of credit and notes...........................                   -                    57,922
                                                                             ---------------------------------------
        Net cash provided by financing activities.....................             168,625                   256,771
                                                                             ---------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS.....................................................             917,618                  (303,101)
                                                                             ---------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period........................           2,180,649                 2,245,614
                                                                             ---------------------------------------
CASH AND CASH EQUIVALENTS, end of period..............................       $   3,098,267             $   1,942,513
                                                                             =======================================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Conversion of debenture into shares of common stock, net
        of deferred financing costs related to the debenture                 $   1,441,249             $           -
     Conversion of payable to ZMD into shares of common stock                $     130,153             $           -




                    The accompanying notes are an integral part of these financial statements.

                                                 SIMTEK CORPORATION

                                            NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 7, 2000 for fiscal year 1999 and Simtek Corporation's Form 8-K/A Amendment #1 filed on October 16, 2000.

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

3.   EQUITY:

     In February and March 2000, Renaissance Capital Group of Dallas, Texas ("Renaissance") converted the $1,500,000 debenture established in June 1998 into 7,692,308 shares of the Simtek Common Stock. Renaissance sold 5,692,308 of these shares under SEC Rule 144 in the first quarter of 2000.

     In March 2000, the Company filed a Form SB-2 registration statement to register 3,547,385 shares of Common Stock owned by Zentrum Mikoelectronik Dresden Gmbh ("ZMD") and an additional 551,964 shares that ZMD was entitled to upon conversion (April 12, 2000) of a $130,153 payable to them into shares of Common Stock. This registration statement became effective on April 7, 2000. ZMD sold 4,000,000 shares under SEC Rule 144. Prior to the sale of these shares, ZMD owned approximately 13% of the Company's Common Stock.

     In May 2000, the Company acquired Integrated Logic Systems, Inc. ("ILSI"). Simtek issued 3,000,000 shares of its Common Stock in exchange for all outstanding shares of all classes of ILSI stock. ILSI designs and sells metal programmed gate array integrated circuits. The acquisition was accounted for as a pooling of interest and the results of ILSI have been consolidated with those of Simtek, as if the two businesses had been merged throughout the periods presented.

     On June 16, 2000, the Company acquired 1,875,000 shares of the common stock of WebGear, Inc., a California corporation ("WebGear"), in return for 1,250,000 shares of the Company's common stock. The shares of WebGear stock that the Company acquired represented approximately 9% of WebGear's issued and outstanding shares of common stock as of June 16, 2000. On June 16, 2000, the closing price for Simtek's common stock was $1.3125 per share. WebGear is engaged in the design, development, sales and support of high technology networking and communications products for the personal computer market.

     On July 31, 2000, the Company acquired Macrotech Semiconductor ("Macrotech"). Simtek issued 1,250,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that ILSI manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech have been consolidated with those of Simtek, as if the two businesses had been merged throughout the periods presented.

     On September 14, 2000, the Company entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners, each company has received 500,000 shares of the Company's Common Stock. Both companies will assist Simtek in broadening its financial market presence and establishing new relationships within the industry, investment community and financial media. On September 14, 2000, the closing share price for Simtek's common stock was $ 1.0312 per share and accordingly $988,233 has been assigned to prepaid investor relations which will be amortized over the forth coming year and approximately $43,000 was expensed during the period ending September 30, 2000.

     On September 29, 2000, the Company purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. The Company issued 5,000,000 shares of its common stock (including 2,000,000 shares placed in escrow) and returned to WebGear the 1,875,000 shares of WebGear common stock that Simtek acquired from WebGear on June 16, 2000. On September 29, 2000, the closing price of Simtek's common stock was $0.8438 per share. Subsequently, the parties have agreed to adjust the shares issued by the Company to 3,400,000 shares of common stock, subject to execution of formal agreements. The Company has estimated the preliminary value of the purchased patents and trademarks at $125,000 which were capitalized and recorded as intangible assets. The Company has estimated the preliminary value of the incomplete research and development acquired from WebGear at $4,384,545 which was expensed immediately. The Company, however, is continuing to analyze the allocation between the patents and trademarks and the incomplete research and development. Before the Company files its annual report on Form 10-KSB, this allocation could be modified based on the completion of this analysis, and this adjustment could be material.

4.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended September 30, 2000 and 1999 were as follows (as a percentage of sales):

                                                 2000            1999
                                                 ----            ----

         North America                           39%             37%
         Europe                                  18%             16%
         Far East and Japan                      43%             47%

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $2,996,470 for the third quarter of 2000 and $9,220,772 for the nine months ended September 30, 2000 up from the $1,782,544 recorded for the third quarter 1999 and the $5,443,359 for the nine months ended September 30, 1999. The product sales were from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families and metal programmed gate array integrated circuits. The increase in net sales for the three months and nine months ended September 30, 2000 were primarily due to large customers placing production orders of the Company's nvSRAM products worldwide. Sales of the Company's metal programmed gate array integrated circuits accounted for approximately 11% of the Company's revenue for the nine months ended September 30, 2000. Two distributors and one direct customer of the Company's nvSRAM products account for approximately 51% of the Company's net sales for the third quarter 2000. Products sold to distributors are re-sold to various end customers.

     During the third quarter 2000, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nvSRAM products. Sales of metal programmed gate array products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan.

     The Company saw an increase of approximately 8% and 5% in gross margin percentages in the three and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. The increase in gross margin percentages was primarily a result of production shipments of metal programmed gate array integrated circuits increasing in the three and nine months ended September 30, 2000 as compared to the same periods in 1999.

     Total other operating expenses saw an increase of approximately $4,634,000 in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Research and Development saw an increase of $4,429,000, due primarily to the issuance of stock to WebGear for the Bluetooth technology which was recorded at an approximate cost of $4,385,000. The remaining $45,000 increase in Research and Development costs was due primarily to a $36,000 increase in contract services and a $19,000 increase in benefits and employer taxes due to taxation requirements on the exercise of stock options, these increases were offset with an approximate $10,000 decrease in qualification costs. Administration saw an increase of approximately $146,000, which was due to the issuance of 1,000,000 shares of stock to two investment banker firms at a valuation of $1,031,000, of which approximately $43,000 was amortized recorded in the three months ended September 30, 2000. The balance of the $103,000 increase was due to an approximate $51,000 increase in legal and audit fees related to the acquisition of Macrotech and the purchase of the
Bluetooth Technology from WebGear and to increased payroll costs of approximately $52,000. Sales and Marketing saw an increase of $58,000, that was due to a headcount increase of $32,000 in payroll and benefits expense and an approximate increase of $26,000 in sales commissions that have a direct relationship to the increase in net revenues.

     Total other operating expenses saw an increase of approximately $4,862,000 in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Research and Development saw an approximate increase of $4,441,000, due primarily to the issuance of stock to WebGear for the Bluetooth technology, which was recorded at an approximate cost of $4,385,000. The remaining $56,000 increase was due to the purchase of design software and the maintenance contract related to the software. Administration saw a $276,000 increase which was due to the issuance of 1,000,000 shares of stock to two investment banker firms at a valuation of $1,031,000, of which approximately

                               SIMTEK CORPORATION


$43,000 was amortized in the three months ended September 30, 2000. The balance of the $233,000 was related to a $135,000 increase in legal and audit fees related to the ILSI and the Macrotech acquisitions and the costs associated with the purchase of the Bluetooth technology from WebGear, increased payroll costs for the nine months of $94,000, and increased travel expenses of $4,000. Sales and Marketing saw an increase of approximately $145,000, due to a headcount increase which created a $105,000 increase in payroll expense and due to employer taxes due to taxation requirements on the exercise of stock options. The remaining $40,000 increase was due to increased sales commissions.

     The Company recorded a net loss of $4,235,689 and $3,517,799 for the three and nine months ended September 30, 2000, respectively, as compared to a net loss of $250,429 and $454,091 for the three and nine months ended September 30, 1999, respectively. The decrease was due to the imputed costs associated with the issuance of common stock to WebGear and two investment bankers.

     Without these charges of approximately $4,385,000 in Simtek common stock for the purchase of WebGear's incomplete research and development, patents and trademarks and for the investment banker consulting services, Simtek would have shown $191,823 and $909,713 in net income for the three months and nine months ended September 30, 2000, respectively.

     The change in cash flows from operating activities was primarily a result of net income, an increase in reserve accounts, accounts receivable, prepaid expenses and other, accrued expenses and the entries required for the stock issuance. These increases were offset with a decrease in accounts payable, customer deposits, and inventory. The change in cash flows from investing activities was due to the purchase of equipment used in the testing of the Company's nvSRAM products and the purchase of hardware and software used in the design of the Company's nvSRAM products. This increase was offset by a decrease in the Company's restricted cash requirements. The change in cash flows from financing activities was due to the exercise of stock options, payments of notes payable acquired in the Integrated acquisition and capital contributions and distributions to stockholders in the Macrotech acquisition.

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

     As of September 30, 2000, the Company had open purchase orders expected to be filled within the next six months of approximately $6,058,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

     In February and March 2000, Renaissance Capital Group of Dallas, Texas converted the $1,500,000 debenture into 7,692,308 shares of the Company's Common Stock. Renaissance sold 5,692,308 of these shares under SEC Rule 144 in the first quarter 2000.

     In March 2000, the Company filed a Form SB-2 registration statement to register 3,547,385 shares of Common Stock owned by Zentrum Mikoelectronik

                               SIMTEK CORPORATION


Dresden Gmbh ("ZMD") and an additional 551,964 shares that ZMD was entitled to upon conversion (April 12, 2000) of a $130,153 payable to them into shares of Common Stock. This registration statement became effective on April 7, 2000. ZMD sold 4,000,000 shares under SEC Rule 144. Prior to the sale of these shares, ZMD owned approximately 13% of the Company's Common Stock.

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

     In May 2000, the Company acquired Integrated Logic Systems, Inc. Simtek issued 3,000,000 shares of its Common Stock in exchange for all outstanding shares of all classes of ILSI stock. ILSI designs and sells metal gate array integrated circuits. The acquisition was accounted for as a pooling of interest and the results of ILSI have been consolidated with those of Simtek, as if the two businesses had been merged throughout the periods presented.

     On June 16, 2000, the Company acquired 1,875,000 shares of the common stock of WebGear, Inc., a California corporation ("WebGear"), in return for 1,250,000 shares of the Company's common stock. The shares of WebGear stock that the Company acquired represents approximately 9% of WebGear's issued and outstanding shares of common stock as of June 16, 2000. On June 16, 2000, the closing price for Simtek's common stock was $1.3125 per share. WebGear is engaged in the design, development, sales and support of high technology networking and communications products for the personal computer market. On September 29, 2000, the Company purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. The Company issued 5,000,000 shares of its common stock (including 2,000,000 shares placed in escrow) and returned to WebGear the 1,875,000 shares of WebGear common stock that Simtek acquired from WebGear on June 16, 2000. On September 29, 2000, the closing price of Simtek's common stock was $0.8438 per share. Subsequently, the parties have agreed to adjust the shares issued by the Company to 3,400,000 shares of common stock, subject to execution of formal agreements. The Company has estimated the preliminary value of the purchased patents and trademarks at $125,000 which were capitalized and recorded as intangible assets. The Company has estimated the preliminary value of the incomplete research and development acquired from WebGear at $4,384,545 which was expensed immediately. The Company, however, is continuing to analyze the allocation between the patents and trademarks and the incomplete research and development. Before the Company files its annual report on Form 10-KSB, this allocation could be modified based on the completion of this analysis, and this adjustment could be material.

     In July 2000, the Company filed a Form SB-2 registration statement to register 1,500,000 shares of Common Stock owned by Integrated's sole shareholder, Hugh Chapman, and 1,250,000 shares of Common Stock owned by WebGear.

         On July 31, 2000, the Company acquired Macrotech Semiconductor ("Macrotech"). Simtek issued 1,250,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that Integrated manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech have been consolidated with those of Simtek, as if the two businesses had been merged throughout the periods presented.

     On September 14, 2000, the Company entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners, each company has received 500,000 shares of the Company's Common Stock. On September 14, 2000, the closing price for Simtek's common stock was $ 1.0312 per share and accordingly $988,233 has been assigned to prepaid investor relations which will

                               SIMTEK CORPORATION


be amortized over the forth coming year and approximately $43,000 was expensed during the period ending September 30, 2000.

     During the first nine months of 2000, employees and two directors of the Company exercised 1,842,665 stock options into shares of the Company's Common Stock for net proceeds to the Company of $293,131.

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

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
               --------

               Exhibit 27 - Financial Data Schedule

           (b) Reports on Form 8-K
               -------------------

               Form 8-K/A filed on July 24, 2000 - "Amendment to Form 8-K filed on May 10, 2000"

               Form 8-K filed August 14, 2000 - "Simtek acquires Macrotech Semiconductor"

               Form 8-K filed August 22, 2000 - "Simtek Announces Financial Results for the Second Quarter of 2000"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



November 14, 2000                     By  /s/ Douglas Mitchell
                                         ---------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)