Form 10KSB40
period 2000-12-31
SIMTEK CORP
filed 2001-03-30
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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



        4250 Buckingham Drive Suite 100, Colorado Springs, Colorado 80907
               (Address of principal executive offices) (Zip Code)

                                 (719) 531-9444
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) ofthe Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock $.01 Par Value OTC Bulletin Board
                 -----------------------------------------------
                                (Title of Class)


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $12,150,750.

The aggregate market value of the 53,654,245 shares of voting stock held by non-affiliates of the registrant was approximately $41,077,679, based upon the closing sale price of the Common Stock on March 16, 2001 of $0.7656 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 23, 2001 was 53,684,245.

Transitional Small Business Disclosure Format:  Yes            No  X
                                                    ----          ----


                                                   TABLE OF CONTENTS


PART I
Item 1:        Business.........................................................................................  3

Item 2:        Properties....................................................................................... 13

Item 3:        Legal Proceedings................................................................................ 13

Item 4:        Matters Submitted to a Vote of Security Holders.................................................. 13


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters......................... 14

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................. 15

Item 7:        Financial Statements and Supplementary Data...................................................... 21

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure.................................................................................... 40


PART III

Item 9:        Directors and Executive Officers of the Registrant............................................... 41

Item 10:       Executive Compensation........................................................................... 44

Item 11:       Security Ownership of Certain Beneficial Owners and Management................................... 47

Item 12:       Certain Relationships and Related Transactions................................................... 49

PART IV

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................. 50


                                     PART I
Item 1:  Business
-----------------

GENERAL

     We have designed and developed nonvolatile semiconductor products since we began business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit nvSRAM product families and technologies, distribution channels, and sources of supply, including production at subcontractors. With our acquisition in 2000 of Integrated Logic Systems, Inc. ("Integrated") and Macrotech Semiconductor ("Macrotech"), we have added the capability to design, develop and produce gate array integrated circuits.

     In September 2000, we purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. Simtek has established a core business within the nonvolatile SRAM application segment, and is now expanding into other technology areas including logic and data communication markets. These additional product families are intended to allow more rapid total revenue growth and to reduce the risk inherent in our historic dependence on one product family.

     As of December 31, 2000, our backlog for released purchase orders was approximately $7,948,000, all of which is expected to ship by June 30, 2001. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue. During the year ended December 31, 2000, we generated net revenue of approximately $12,000,000 from the sale of products.

     We are in production of our first four families of memory products, 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile static random access memories ("nvSRAMs"). Our 256 kilobit nvSRAM was qualified in 1997 for sales into commercial and industrial markets and in 1998 for shipment into the military market. Our 64 kilobit nvSRAMs meet or exceed the requirements for sales into commercial, industrial and military markets. Our 16 kilobit and 4 kilobit nvSRAMs have been qualified for sales into commercial and industrial markets. Our nvSRAMs are physically smaller and require less maintenance than SRAM devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than SRAM devices that achieve nonvolatility by being combined with additional chips.

     Our metal programmed gate array products ("MPGA") are used to replace programmable logic devices when a customer has completed his system design and requires cost-reduced integrated circuits for volume manufacturing. Each MPGA is configured using the individual customer's design files and is built to his specific requirements.

     We reduce capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") began providing silicon wafers for our nvSRAM products in September 1993 and continues to provide wafers based on our 0.8 micron product technology. United Memories Corp. of Taiwan ("UMC") and Chartered provide silicon wafers for our MPGA products based on 0.5 micron and 0.35 micron product technology, respectively. Amkor Technology and Amkor Test Services provide assembly and final test services, respectively, for our nvSRAM products built from the wafers purchased from Chartered. Advanced Semiconductor Engineering and IPAC provide assembly services for our MPGA products. Testing of our MPGA products is done either internally or by Multitech Design and Test.

     During 2000, all of the wafers used to produce our nvSRAM's were purchased from Chartered. Sales of these products accounted for approximately 89% of our revenue for 2000. Wafers were purchased from both Chartered and UMC in 2000 to support our MPGA products. Sales of these products accounted for approximately 11% of our revenue for 2000.

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Atlanta, Georgia. We have engaged 17 independent representative organizations with 40 sales offices and 31 distributor organizations with 105 sales offices. These organizations have multiple sales offices and sales personnel covering specific territories. Through these organizations and their sales offices we are capable of serving a worldwide market.

ACQUISITIONS AND OTHER TRANSACTIONS

     On May 9, 2000, we acquired Integrated. We issued 3,000,000 shares of our Common Stock in exchange for all outstanding shares of all classes of Integrated stock. Integrated designs and sells metal programmed gate array integrated circuits. We purchased approximately $30,000 of product from Integrated in the year preceding the acquisition.

     On June 16, 2000, we acquired 1,875,000 shares of the common stock of WebGear, in return for 1,250,000 shares of our Common Stock. On September 29, 2000, we purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. We originally issued 3,400,000 shares of our Common Stock which was amended in December 2000 to 2,900,000 and returned to WebGear the 1,875,000 shares of WebGear common stock that we acquired from WebGear on June 16, 2000.

     On July 31, 2000, we acquired Macrotech. We issued 1,250,000 shares of our Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that ILSI manufactures.

     On September 14, 2000, we entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners, each company has received 500,000 shares of our Common Stock. Both companies will assist us in broadening our financial market presence and establishing new relationships within the industry, investment community and financial media.

     On December 6, 2000, we signed a letter of intent to acquire Q-DOT Group, Inc ("Q-DOT"). The merger was completed on March 13, 2001. We acquired Q-DOT in exchange for approximately 5,172,000 shares of our Common Stock, valued at $4,000,000 based on a twenty day average share closing price of approximately $0.77. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. The company's projects have been supported by conventional government and commercial contracts in addition to Small Business Innovation Research (SBIR) contracts. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition will be accounted for as a pooling of interest, and the results of Q-DOT will be consolidated with ours in future financials as if we have been merged throughout the periods.

     MEMORY INDUSTRY AND PRODUCT BACKGROUND

     The semiconductor memory market is large and highly differentiated. This market covers a wide range of product densities, speeds, features and prices. The ideal memory would have (1) high bit density per chip to minimize the number of chips required in a system; (2) fast data read and write speeds to allow a system's microprocessor to access data without having to wait; (3) the ability to read and modify data an unlimited number of times; (4) the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility); (5) availability in a variety of package types for modern assembly techniques; and
(6) the ability to be tested completely by the manufacturer to ensure the highest quality and reliability. Although customers would like to have memory components with all of these attributes it currently is not technically feasible. Therefore, the memory market is segmented with different products combining different mixes of these attributes.

     Semiconductor memories can be divided into two main categories, volatile and nonvolatile. Volatile memories generally offer high densities and fast data access and programming speeds, but lose data when electrical power is interrupted. Nonvolatile memories retain data in the absence of electrical power, but typically have been subject to speed and testing limitations they also wear out if they are modified too many times. There are a number of common volatile and nonvolatile product types, as set forth below. The list of products under "Combinations" is limited to single packages and does not include combinations of the listed memories in separate packages, such as SRAMs in combination with EPROMs and EEPROMs.

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

     MEMORY TECHNOLOGY

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

     MEMORY PRODUCTS

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

     Our nvSRAMs have fast data access speeds of 20, 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast SRAMs and meet the requirements of much of the fast SRAM market. The high speed characteristics of our nvSRAMs allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. Our nvSRAMs can be used to replace SRAMs with lithium batteries and multiple chip solutions such as SRAM plus EEPROM or Flash Memory.

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

     PROGRAMMABLE LOGIC DEVICE INDUSTRY

     The electronics industry uses logic integrated circuits to configure systems to perform specific functions within a system. Field Programmable Gate Arrays (FPGAs) and Complex Programmable Logic Devices (CPLDs) have become popular for this purpose, and are supplied by a number of major suppliers, such as Xilinx and Altera. These products provide high performance, flexible solutions, but are expensive when compared to non-programmable, fixed function application specific products. Simtek's MPGAs provide a low-cost, high volume alternative to the programmable logic products. We entered this product segment through our acquisitions of Integrated and Macrotech in 2000.

     MPGA TECHNOLOGY

     Simtek uses standard logic wafer processing available from various subcontract fabrication facilities. We currently contract with UMC in Taiwan for
0.5 micron technology and with Chartered Semiconductor in Singapore for 0.35 micron technology. We plan to migrate the technology to a 0.25 micron process as the market develops.

     Simtek's conversion tools support direct netlist conversion to create drop-in replacements at a fraction of the FPGA or CPLD cost. We can support up to approximately 1 million logic gates plus dual port RAM. We also support full scan test without any area penalty with our Integrated Testability feature.

     MPGA PRODUCTS

     MPGA products are built to order based on customer designs that are electronically transferred to our design workstations. Our engineers then verify the design and implement it in the appropriate technology to provide the most cost effective solution available for the customer.

     PRODUCT WARRANTIES. We presently provide a one-year limited warranty on our products.

RESEARCH AND DEVELOPMENT

     Many of our research and development activities are centered around developing new products and reducing the cost of our nvSRAM products and the development and design of customer specific metal programmed gate array. We have reduced our costs by introducing our 0.8 micron technology. This technology reduced the size of the 64 kilobit nvSRAM chip and enabled us to develop a cost effective 256 kilobit nvSRAM. We are continuing our efforts to improve yield on the 0.8 micron technology. In order to further reduce costs, we engaged Integra Technologies, now Amkor Test Services in the fourth quarter 1997 for testing of our 0.8 micron products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     In an effort to expand our products, we acquired, from WebGear, incomplete research and development of certain technology that we intend to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephone, Personal Digital Assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling. We plan to spend approximately $750,000 over the next year in order to develop and manufacture integrated circuits using the technology in Bluetooth applications.

     We anticipate that our acquisition of Q-Dot will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced Silicon Germanium process technology. Silicon Germanium (SiGe) is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits. We plan to spend approximately $350,000 over the next year in order to develop and manufacture integrated circuits using the SiGe process technology.


     Our research and development expenditures for the years ended December 31, 2000 and 1999 were approximately $5,637,799 and $1,640,025, respectively. Of the $5,637,799 expenditure incurred in 2000, $3,962,646 was related to the incomplete research and development we purchased from WebGear with stock. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into a manufacturing agreement with Chartered (the "Chartered Manufacturing Agreement") to provide us with silicon wafers for our products. Under the Chartered Manufacturing Agreement, Chartered has installed a manufacturing process for versions of our current and future memory products.

     Finished wafer procurement reverted to Chartered during 1998 as we ceased purchasing finished 0.8 micron units from ZMD. We used UMC for wafer procurement of our 0.5 micron MPGA products and Chartered for wafer procurement of our 0.35 micron MPGA products. During 2000, all of our product revenue was based on wafers purchased from Chartered and UMC.

     Device packaging of our nvSRAM products continued at the Amkor facilities in the Philippines and South Korea. Final test for 0.8 micron nvSRAM products was established successfully at Integra Technologies, now Amkor Test Services, in Wichita, Kansas. Device packaging of our metal programmed gate array products continued at Advanced Semiconductor Eng., Inc. in Taiwan. Final test of our metal programmed gate array products was completed in our Colorado Springs facility and at Multitech Design and Test in San Jose, California.

     Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     Our quality and reliability programs were audited by several commercial and military customers during 2000 as part of routine supplier certification procedures. All such audits were completed satisfactorily.

MARKETS

     Our memory products are targeted at fast nonvolatile SRAM markets, SRAM plus EEPROM markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our MPGA products are built to customer requirements in many application areas. Therefore, we believe that our products will address very broad markets including these applications:

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

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Atlanta, Georgia. We have engaged 17 independent representative organizations with 40 sales offices and 31 distributor organizations with 105 sales offices. Both organizations have multiple sales offices and sales personnel covering specific territories. Through these organizations and their sales offices we are capable of serving a worldwide market.

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

CUSTOMERS AND BACKLOG

     We have shipped qualified nvSRAM products to customers directly and through distributors since the September 1991 commercial product qualification; the majority of our customers are Fortune 500 companies. Approximately 40% of our net product sales during 2000 were to customers in the Pacific Rim and approximately 17% were to customers in Europe. The remaining product sales were to customers in North America.

     As of December 31, 2000, we had a backlog of unshipped customer orders of approximately $7,948,000, which is expected to be filled by June 30, 2001. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     During 2000, we continued to receive initial and scheduled production orders on our 64 kilobit and 256 kilobit product. We believe that we will continue to receive volume production orders on these products.

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

     The second category of products that compete with our nvSRAMs are products that combine SRAMs with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nvSRAMs due in part to limitations caused by life of the lithium battery when coupled with a faster SRAM. Our nvSRAMs are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the SRAM/battery solutions by the lithium battery. Our nvSRAMs can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed SRAM products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Texas Instruments.

     The third category consists of NVRAMs that combine SRAM memory cells and EEPROM memory cells on a monolithic chip of silicon. Our current product offerings are of higher density, faster access times and we believe can be manufactured at lower costs per bit than NVRAMS.

     ZMD, through their license agreement with us, has the worldwide right to sell under the ZMD label nvSRAMs developed jointly by ZMD and us. With volume production established at ZMD using the 0.8 micron product, ZMD is selling such nvSRAMs. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nvSRAM products. However, in 2000, we were required to reduce prices to certain markets due to the increased competition from ZMD. We believe that the competition from ZMD has increased the number of companies using nvSRAMs, but may have put downward pressure on average selling prices.

     We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Ramtron, Raytheon, Symetrix, and others are developing ferroelectric products. Honeywell, Inc. is developing magnetic film products.

     MPGA-type solutions are supported by semiconductor companies such as AMI Semiconductor, NEC and Temic.

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

EMPLOYEES

     As of the date of this Form 10-KSB, we had 43 full-time employees and one temporary employee.

Item 2.  Properties
-------------------

     We lease approximately 12,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 2,350 square feet. The lease expires on December 31, 2001. During 2000, we signed a lease for a new location in Colorado Springs, Colorado for approximately 16,000 square feet of space that includes a product engineering test floor of approximately 3,000 square feet. The new lease agreement requires the new landlord to begin paying all costs related to the old location at the time we take occupancy at the new location. In March 2001, we moved into the new facility, located at 4250 Buckingham Drive #100, Colorado Springs, CO 80907.

Item 3.  Legal Proceedings
--------------------------

     There were no legal proceedings against us as of the date of this report.

Item 4.  Matters Submitted to a Vote of Security Holders
--------------------------------------------------------

     On November 16, 2000, we had a special meeting of shareholders to ratify the selection of Hein + Associates LLP, as the Company's independent auditors for the year ending December 31, 2000. The proposal was passed with the voting of 32,532,148 For, 97,355 Against, and 138,458 Abstained.

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

     Shown below is the closing high and the closing low sales as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                     Common Stock
                                                  ---------------------
                                                  High Sale    Low Sale
                                                  ---------    --------

     1999
First Quarter................................       .1875        .1875
Second Quarter...............................       .2188        .2031
Third Quarter................................       .1562        .1562
Fourth Quarter...............................       .2812        .2656

     2000
First Quarter................................       2.875       1.8437
Second Quarter...............................      1.5313        1.375
Third Quarter................................       .9688          .85
Fourth Quarter...............................        .365          .30

     As of December 31, 2000, there were 379 shareholders of record, not including shareholders who beneficially own Common Stock held in nominee or "street name." Based on mailings in connection with our special shareholder meeting in November 2000, we believe we have approximately 10,000 beneficial shareholders.

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

OVERVIEW OF CERTAIN ACQUISITIONS AND OTHER TRANSACTIONS

     During 2000 and the first quarter of 2001, we made several acquisitions of high technology companies some of which we have accounted for as a pooling of interests.

     On May 9, 2000, we acquired Integrated. We issued 3,000,000 shares of our Common Stock in exchange for all outstanding shares of all classes of Integrated stock. Integrated designs and sells metal programmed gate array integrated circuits. We purchased approximately $30,000 of product from Integrated in the year preceding the acquisition. The acquisition was accounted for as a pooling of interest, and the results of Integrated have been consolidated with ours, as if we have been merged throughout the periods presented.

     On June 16, 2000, we acquired 1,875,000 shares of the common stock of WebGear, in return for 1,250,000 shares of our Common Stock. The shares of WebGear stock that we acquired represented approximately 9% of WebGear's issued and outstanding shares of common stock as of June 16, 2000. On June 16, 2000, the closing price for our Common Stock was $1.3125 per share. WebGear is engaged in the design, development, sales and support of high technology networking and communications products for the personal computer market.

     On July 31, 2000, we acquired Macrotech. We issued 1,250,000 shares of our Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that ILSI manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech have been consolidated with ours, as if we have been merged throughout the periods presented.

     On September 14, 2000, we entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners, each company has received 500,000 shares of our Common Stock. Both companies will assist us in broadening our financial market presence and establishing new relationships within the industry, investment community and financial media. On September 14, 2000, the closing share price for our Common Stock was $ 1.0312 per share and accordingly $1,031,000 has been assigned to prepaid investor relations. The cost associated with this transaction is being amortized over the life of the contract, approximately $301,000 was expensed in 2000. The balance will be expensed over the term of the contract, ending in the third quarter of 2001.

     On September 29, 2000, we purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. We originally issued 3,400,000 shares of our Common Stock which was amended in December 2000 to 2,900,000 and returned to WebGear the 1,875,000 shares of WebGear common stock that we acquired from WebGear on June 16, 2000. On September 29, 2000, the closing price of our Common Stock was $0.8438 per share. We have valued the purchased patents and trademarks at $125,000, which was capitalized and recorded as intangible assets. We have valued the incomplete research and development acquired from WebGear at $3,962,646 based upon an evaluation by an independent firm, this cost was expensed immediately.

     On December 6, 2000, we signed a letter of intent to acquire Q-DOT. The merger was completed on March 13, 2001. We acquired Q-DOT in exchange for approximately 5,172,000 shares of our Common Stock, valued at $4,000,000 based on a twenty day average share closing price of approximately $0.77. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. The company's projects have been supported by conventional government and commercial contracts in addition to Small Business Innovation Research (SBIR) contracts. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition will be accounted for as a pooling of interest, and the results of Q-DOT will be consolidated with ours in future financials as if we have been merged throughout the periods.

RESULTS OF OPERATIONS

     GENERAL. We have designed and developed nonvolatile semiconductor products since we commenced business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit nvSRAM product families and technologies, marketing, distribution channels, and sources of supply, including production at subcontractors. With the acquisition of Integrated and Macrotech, we have added the capability to design, develop and produce gate array integrated circuits.

     In an effort to expand our products, we acquired, from WebGear, incomplete research and development of certain technology that we intend to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephone, Personal Digital Assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling.

     We anticipate that our acquisition of Q-DOT will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced Silicon Germanium process technology. Silicon Germanium (SiGe) is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits.

     In September 1991, we began the sale of certain commercially qualified 64 kilobit nvSRAM products based on a 1.2 micron technology. After initial qualification of our first product in 1991, we began expanding the 64 kilobit nvSRAM product family. By the end of 1993, we had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. During 1995, we developed our 64 kilobit nvSRAM product on a

0.8 micron technology, qualification of this product occurred in 1996. In late 1996 and into 1997, we, along with assistance from ZMD, completed the design, installation and qualification of our 256 kilobit product based on 0.8 micron technology into ZMD's wafer fab. In 1997, we installed the 256 kilobit nvSRAM product based on 0.8 micron technology in Chartered's wafer fab. Qualification of this product for use in the commercial and industrial market occurred in 1997 and qualification for use in the military market occurred in the second quarter of 1998. In the fourth quarter 1997, we qualified the 64 kilobit nvSRAM product built on 0.8 micron technology for sale in the commercial and industrial market. Our metal programmed gate array products are supported with 0.5 micron wafers purchased from UMC and 0.35 micron wafers purchased from Chartered. Sales of products built on wafers purchased from Chartered and UMC each accounted for all of our revenue for 2000.

     REVIEW OF 2000 OPERATIONS. Total product sales for 2000 were $12,150,750. Our product sales could have been greater if not for a shortage in the second half of 2000 of the raw materials required to produce our nvSRAM products. We did see an increase in volume production orders in 2000, which caused an increase in unit shipments and a slightly overall lower average selling price as compared to 1999. Sales of our 4 kilobit and 16 kilobit products decreased in 2000 by approximately 9% over 1999. This decrease was due to customers using higher density parts in their applications. Sales of our 64 kilobit and 256 kilobit commercial products saw an increase in 2000 by approximately 63% and 145%, respectively. These increases were due to larger production volume orders being placed as compared to 1999. Sales of our 64 kilobit high-end industrial and military market saw a slight increase of 3% in 2000, while our 256 kilobit high-end industrial and military market saw a decrease in 2000 of approximately 65% as compared to 1999. This decrease was due to a decrease in defense contracts in 2000. We believe that future defense spending will increase to historic levels, but it remains unclear when this will occur. Sales of our logic products saw an increase of approximately 79% in 2000 as compared to 1999. This increase was due primarily to increased product demand generated by our increased sales activities.

     With the return of production volume orders being placed for our 16 kilobit, 64 kilobit and 256 kilobit commercial products and an increase in competition, we saw a decrease in our overall average selling prices as compared to 1999. However, with this decrease, we saw an increase in unit shipments for 2000 as compared to 1999 of approximately 6%, 56%, 178% and 76% for our 16 kilobit, 64 kilobit, 256 kilobit, and logic commercial products, respectively. Our 256 kilobit high-end industrial and military products saw a decrease of approximately 55% in unit shipments.

     Due to the decrease in high-end industrial and military sales, we had an approximate 1% decrease in our gross margins for 2000 as compared to 1999.

     YEARS ENDED DECEMBER 31, 2000 AND 1999. Our net product sales for 2000 totaled $12,150,750 compared to $7,754,952 in 1999. The increase in net product sales for the year ended December 31, 2000 was due primarily to increased volume production orders in the Far East and North America. During 2000, sales of our
1.2 micron 64 kilobit and 0.8 micron 256 kilobit nvSRAM military products accounted for approximately 14% of our sales, while the 64 kilobit and 256 kilobit nvSRAM product based on 0.8 micron technology accounted for approximately 41% and 30% of sales, respectively. Sales of our MPGA and FPGA logic products account for approximately 11% of our sales. Sales of our 4 kilobit and 16 kilobit nvSRAM products accounted for the balance of the sales in 2000. Two distributors and one direct customer of our nvSRAM products accounted for approximately 47% of our net product sales for the year ended December 31, 2000. Products sold to distributors are resold to a larger number of system manufacturers.

     The increase in net loss in 2000 is primarily the result of expensing approximately $3,963,000 of purchased incomplete research and development from WebGear. We realized a positive gross margin of $4,422,655 in 2000 compared to $2,928,686 in 1999 for percentages of 37% and 38%, respectively.

     Operating expenses were approximately $4,900,000 more for the year ended December 31, 2000 than for the year ended December 31, 1999. The largest part of this increase, was related to research and development which had an approximate $4,000,000 increase. Of the approximate $4,000,000 increase, approximately $3,963,000 was due to the issuance of stock to WebGear for the purchase of their Bluetooth technology, an approximate $100,000 increase related to headcount changes and contract services, an approximate $18,000 increase in depreciation and an approximate decrease of $81,000 related to product development, legal fees and repairs and maintenance. The next largest increase of approximately $650,000 was in general and administration. Of the approximate $650,000 increase, approximately $301,000 was related to the amortization of the issuance of 1,000,000 shares of stock to two investment banker firms for services to us. Approximately $237,000 was related to increased legal and audit fees incurred with the acquisitions of Integrated, Macrotech and Q-DOT, and the purchase of Bluetooth technology from WebGear. The remaining $112,000 was related in increased headcount, payroll costs and benefits. Sales and marketing saw an approximate $250,000 increase, primarily due to approximately $186,000 paid in sales commission as a direct result of our increased revenue and an approximately $64,000 increase due to increased headcount.

     Other income for the year ended December 31, 2000 increased from an approximate $49,000 expense at December 31, 1999 to an approximate income of $136,000 at December 31, 2000. This increase was primarily due to an increase of approximately $69,000 in interest income, a decrease of approximately $100,000 in interest expense and an increase of approximately $16,000 in other income.

     We had a net loss of $3,378,826 for the year ended December 31, 2000 compared to a net loss of $149,470 for the year ended December 31, 1999.

FUTURE RESULTS OF OPERATIONS

     Our ability to maintain profitability will depend primarily on our ability to continue reducing our manufacturing costs and increasing net product sales by improving the availability of existing products, by the introduction of new products and by expanding our customer base.

     As of December 31, 2000, we had a backlog of unshipped customer orders of approximately $7,948,000 expected to be filled by June 30, 2001. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In 2000, we purchased all of our 0.8 micron technology wafers for our nvSRAM products from a single supplier, Chartered. Approximately 89% of our sales for 2000 were from finished units produced from these wafers. We had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide us wafers under the terms defined in this contract we do not have a current agreement signed. We are, however, negotiating with Chartered to renew the contract. In 2000, we purchased all of our 0.5 micron wafers and our 0.35 micron wafers for our MPGA and MPSC logic products from UMC and Chartered, respectively. Approximately 11% of our sales for 2000 were from finished units produced from these wafers. Currently, we do not have a current agreement signed for either of these companies to furnish us wafers, however, we have seen no disruption in their supply to us. Any disruptions in our relationship with Chartered could have an adverse impact on our operating results.

     ZMD, through their license agreement with us, has the worldwide right to sell nvSRAM's developed jointly by us and ZMD. With volume production being established at ZMD using the 0.8 micron product, ZMD has begun selling such nvSRAMs. In the past year, we did not see increased competition with ZMD as compared to the previous year. However, due to ZMD creating a second source for nvSRAM products, we believe that their presence may have a positive impact because many large manufacturers require two sources to purchase product from.

     We intend to continue shipping nvSRAMs based on 0.8 micron technology to existing and new customers through our normal sales and marketing efforts, while extending our product offerings of logic products acquired through the Integrated and Macrotech acquisitions. We will also begin development of high performance data communications products based on Silicon Germanium process expertise gained through our acquisition of Q-DOT.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2000, we have approximately $32,100,000 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 2000, we generated $10,085,000 of gross revenue from the sale of product and technology licenses, approximately $45,215,000 from net product sales and $600,000 in royalty income.

     Under the Cooperation Agreement entered into with ZMD in September 1995, ZMD had the right to convert all financing into shares of our Common Stock at a price of $0.175 per share for all monies paid in 1995 and at the average share price of the quarter the monies were paid for all monies paid in 1996. In 1996, we received $378,551 under this agreement of which $248,398 was converted into 1,353,374 shares of our Common Stock at a price of $.1548 and 165,000 shares of our Common Stock at a price of $.2358. The payable to ZMD of $130,153 that showed on the balance sheet at December 31, 1999 was converted into 551,964 shares of our Common Stock. During 2000, ZMD began selling their shares of our Common Stock.

     On June 12, 1998, we closed a $1,500,000 financing transaction with two funds advised by Renaissance. The funding from Renaissance consists of $1,500,000 of convertible debentures with a seven year term at a 9 percent per annum interest rate (the "Debentures"). In the first quarter of 2000, Renaissance converted all $1,500,000 of the Debentures into an aggregate of 7,692,308 shares of our Common Stock.

     On May 9, 2000, we acquired Integrated in exchange for 3,000,000 shares of our Common Stock worth approximately $3,500,000 based on the closing price per share of ($1.1875) on the closing date.

     On June 16, 2000, we acquired 1,875,000 shares of the common stock of WebGear, in return for 1,250,000 shares of our Common Stock worth approximately $1,640,000 based on the closing price per share ($1.3125) on the closing date. On September 29, 2000, we purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. We issued 3,400,000 shares of our Common Stock and returned to WebGear the 1,875,000 shares of WebGear common stock that we acquired from WebGear on June 16, 2000. In December 2000, the agreement was amended and WebGear returned 500,000 shares of our Common Stock to us making the total number of shares for this phase 2,900,000, worth approximately $2,447,000, based on the closing price of our Common Stock. On September 29, 2000, the closing price of our Common Stock was $0.8438 per share.

     On July 31, 2000, we acquired Macrotech for 1,250,000 shares of our Common Stock worth approximately $1,700,000 based on the closing price per share ($1.375) on the closing date.

     On December 6, 2000, we signed a letter of intent to acquire Q-DOT. The merger was completed on March 13, 2001 for consideration of approximately 5,172,000 shares of our Common Stock, valued at $4,000,000 based on a twenty day average share closing price of approximately $0.77 prior to the closing date.

     Our cash balance at December 31, 2000 was $2,847,110.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses.

     For the year ended December 31, 2000, cash flow provided by operations was $773,786, which is primarily due to a net loss of $3,378,826, which is offset by the WebGear asset purchase of $3,962,645, depreciation and amortization of $307,837, investment bank stock issuance of $300,767, a change in reserve accounts of $196,407, an increase of accounts receivable of $366,994, an increase of inventory of $85,270, an increase in prepaid and other of $117,579 and a net increase in accounts payable and accrued expenses of $5,944 and a decrease in customer deposits of $53,010. The increase in depreciation was due primarily to the addition of Macrotech's computer and software and addition of equipment required to test our products. The investment banker stock issuance was related to the amortization of the stock issuance to E.B.M. and World trade partners. The change in reserve accounts, accounts receivable, and inventory was due to increased product sales. The increase in prepaid and other was due primarily caused by our requirement to prepay for our wafer outs if we are above our credit limit. The decrease in customer deposits was primarily due to customers prepaid certain orders at the end of 1999 and the product did not ship to them until 2000.

     The use of cash flows in investing activities was due to purchases of equipment related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology and the purchase of computer and software required for research and development.

     The cash flows provided by financing was primarily the result of the exercise of stock options which was offset by the payment of a notes payable.

     For the year ended December 31, 1999, cash flow provided by operations was $238,931, which is primarily due to depreciation of $247,502, a change in reserve accounts of $90,936, an increase of accounts receivable of $270,510, and a net increase in accounts payable, accrued expenses and customer deposits of $423,533. The increase in accounts receivable was due to a large revenue month in December 1999, from which the cash will not be received until the first quarter of 2000. The increase in accounts payable was due primarily to an increase in product demand which requires us to maintain a larger wafer and work-in-progress inventory, which is payable to our subcontractors on 30 day terms and to the purchase of software that is being paid for on a five year capital lease.

     The use of cash flows in investing activities for the year ended December 31, 1999, was due to purchases of equipment related to the testing of our nvSRAM products and manufacturing and test equipment for our metal programmed gate array products and from the purchase of a restricted certificate of deposit. The $179,310 of equipment purchased consisted primarily of test fixtures and burn-in boards to support products manufactured at Chartered and a reticle set to support manufacturing of our metal programmed gate array products at UMC. A $300,000 certificate of deposit was established as collateral for a $300,000 letter of credit that is required by one of our suppliers in the event that we default on payments.

     The cash flows provided by financing activities was primarily the result of proceeds from notes payable and capital contributions.

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

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report...............................................  23

Balance Sheet - December 31, 2000..........................................  24

Statements of Operations - For the Years Ended
    December 31, 2000 and 1999.............................................  25

Statements of Changes in Shareholders' Equity -
    For the Years Ended December 31, 2000 and 1999.........................  26

Statements of Cash Flows - For the Years Ended
    December 31, 2000 and 1999.............................................  27

Notes to Financial Statements..............................................  28

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying balance sheet of Simtek Corporation as of December 31, 2000 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with general accepted accounting principles.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
February 5, 2001

                               SIMTEK CORPORATION

                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                      $  2,847,110
    Restricted cash                                                     300,000
    Accounts receivable - trade, net of allowance
         for doubtful accounts and
         return allowances of $177,098                                1,500,536
    Inventory                                                         1,130,629
    Prepaid expenses and other                                          856,508
                                                                   ------------
             Total current assets                                     6,634,783

EQUIPMENT AND FURNITURE, net                                            747,063

OTHER ASSETS                                                            135,180
                                                                   ------------

TOTAL ASSETS                                                       $  7,517,026
                                                                   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    870,946
    Accrued expenses                                                    476,992
    Accrued wages                                                       254,631
    Accrued vacation payable                                            103,476
    Obligation under capital leases                                      47,344
                                                                   ------------
             Total current liabilities                                1,753,389

NOTES PAYABLE                                                            20,000

OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                153,670
                                                                   ------------
             Total liabilities                                        1,927,059

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:

    Preferred stock, $1.00 par value; 2,000,000 shares authorized, none issued

    Common stock, $.01 par value; 80,000,000 shares
       authorized, 48,462,514 shares issued and
       outstanding                                                      484,625
    Additional paid-in capital                                       36,930,626
    Accumulated deficit                                             (31,825,284)
                                                                   ------------
             Total shareholders' equity                               5,589,967
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,517,026
                                                                   ============

             See accompanying notes to these financial statements.


                                               SIMTEK CORPORATION

                                           STATEMENTS OF OPERATIONS


                                                                                            FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                    -----------------------------------
                                                                                         2000               1999
                                                                                    ----------------   ----------------
NET SALES                                                                           $   12,150,750     $    7,754,952

    Cost of sales                                                                        7,728,095          4,826,266
                                                                                    --------------     --------------

GROSS MARGIN                                                                             4,422,655          2,928,686

OPERATING EXPENSES:
    Research and development costs                                                       5,637,799          1,640,025
    Sales and marketing                                                                  1,170,305            918,642
    General and administrative                                                           1,129,672            470,703
                                                                                    --------------     --------------

             Total operating expenses                                                    7,937,776          3,029,370
                                                                                    --------------     --------------

LOSS FROM OPERATIONS                                                                    (3,515,121)          (100,684)
                                                                                    --------------     ---------------

OTHER INCOME (EXPENSE):
    Interest income                                                                        165,736             96,942
    Interest expense                                                                       (52,790)          (151,402)
    Other income (expense)                                                                  23,349              5,674
                                                                                    --------------     --------------

             Total other income (expense)                                                  136,295            (48,786)
                                                                                    --------------     --------------

NET LOSS                                                                            $   (3,378,826)    $     (149,470)
                                                                                    ===============    ===============

NET LOSS PER COMMON SHARE:
    Basic and diluted EPS                                                           $         (.08)    $            *
                                                                                    ==============     ==============

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted EPS                                                               43,165,436         33,173,966
                                                                                    ==============     ==============



----------------------
*Less than $.01 per share.




                            See accompanying notes to these financial statements.



                                                   SIMTEK CORPORATION

                                      STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                     FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                       Common Stock                Additional                            Total
                                                ----------------------------        Paid-in          Accumulated      Shareholders'
                                                  Shares           Amount           Capital            Deficit          Equity
                                                ----------      ------------      ------------      ------------      -------------
BALANCES, January 1, 1999                       32,995,226      $    329,952      $ 29,844,859      $(28,296,988)      $  1,877,823

    Contributions                                        -                 -           202,752                 -            202,752
    Exercise of stock options                      210,000             2,100            32,166                 -             34,266
    Net loss                                            -                  -                 -          (149,470)          (149,470)
                                              ------------      ------------      ------------      ------------       ------------

BALANCES, December 31, 1999                     33,205,226           332,052        30,079,777       (28,446,458)         1,965,371
                                              ------------      ------------      ------------      ------------       ------------

    Exercise of stock options                    1,863,016            18,630           278,438                 -            297,068
    Webgear purchase                             4,150,000            41,500         4,046,146                 -          4,087,646
    Conversion of debt                           8,244,272            82,443         1,488,962                 -          1,571,405
    Stock issuance for services                  1,000,000            10,000         1,021,200                 -          1,031,200
    Other                                                -                 -            16,103                 -             16,103
    Net loss                                             -                 -                 -        (3,378,826)        (3,378,826)
                                              ------------      ------------      ------------      ------------       ------------

BALANCES, December 31, 2000                     48,462,514      $    484,625      $ 36,930,626      $(31,825,284)      $  5,589,967
                                              ============      ============      ============      ============       ============







                                       See accompanying notes to these financial statements.

                                                 SIMTEK CORPORATION

                                              STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEARS ENDED
                                                                                                DECEMBER 31,
                                                                                      ---------------------------------
                                                                                          2000                 1999
                                                                                      ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(3,378,826)         $  (149,470)
    Adjustments to reconcile net income to net cash from
         operating activities:
             Depreciation and amortization                                                307,837              247,502
             Stock issuance for services                                                  300,767                    -
             Webgear purchase of incomplete research and development                    3,962,645                    -
             Contributed service                                                                -               70,000
             Unrealized gain of securities                                                      -                6,930
             Net change in allowance accounts                                             196,407              (90,936)
             Deferred financing fees                                                        1,865               11,191
             Changes in assets and liabilities:
               (Increase) decrease in:
                 Accounts receivable                                                     (366,994)            (270,510)
                 Inventory                                                                (85,270)             (48,930)
                 Investments                                                                    -               13,146
                 Prepaid expenses and other                                              (117,579)              26,475
               Increase (Decrease) in:
                 Accounts payable                                                         (62,732)             450,135
                 Accrued expenses                                                          68,676              (75,852)
                 Customer deposits                                                        (53,010)              49,250
                                                                                      -----------          -----------
         Net cash provided by operating activities                                        773,786              238,931
                                                                                      -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture                                                  (368,713)            (179,310)
    Decrease (increase) in restricted cash                                                100,000             (300,000)
    Payments on capital lease obligation                                                  (40,644)             (13,914)
                                                                                      -----------          -----------
         Net cash used in investing activities                                           (309,357)            (493,224)
                                                                                      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line-of-credit and the issuance of note                                       -              142,000
    Payments on notes payable                                                            (111,139)             (99,614)
    Exercise of stock options                                                             297,068               34,266
    Other                                                                                  16,103              132,752
                                                                                      -----------          -----------
         Net cash provided by financing activities                                        202,032              209,404
                                                                                      -----------          -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      666,461              (44,889)

CASH AND CASH EQUIVALENTS, beginning of year                                            2,180,649            2,225,538
                                                                                      -----------          -----------
CASH AND CASH EQUIVALENTS, end of year                                                $ 2,847,110          $ 2,180,649
                                                                                      ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for interest                                                            $    52,790          $   151,402
                                                                                      ===========          ===========
    Cash paid (refund of) for income taxes                                            $    11,600          $    (8,480)
                                                                                      ===========          ===========
    Conversion of debenture into shares of common stock, net of deferred
       Financing costs related to debenture                                           $ 1,441,249          $         -
                                                                                      ===========          ===========
    Conversion of payable to ZMD into shares of common stock                          $   130,153          $         -
                                                                                      ===========          ===========
NONCASH INVESTING AND FINANCING TRANSACTIONS:
    Purchase of equipment through payables and capital leases                         $         -          $   255,573
                                                                                      ===========          ===========
    Issuance of stock for prepaid services                                            $   730,434          $         -
                                                                                      ===========          ===========
    Issuance of stock for patents and trademarks                                      $   118,750          $         -
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

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------

     NATURE OF BUSINESS OPERATIONS - Simtek Corporation (the "Company") has been involved in the design and development of nonvolatile semiconductor products since it commenced business operations in 1987. In addition, it has been involved in the design, development, and production of gate array integrated circuits and related services. The Company's operations have concentrated on the design and development of the 256 kilobit, 64 kilobit, and 16 kilobit nvSRAM product families and associated products and technologies as well as the development of sources of supply and distribution channels. As discussed throughout the notes to the financial statements, the Company has entered into several significant transactions with Zentrum Mikroelektronik Dresden GmbH (ZMD), a manufacturer of silicon wafers.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, substantially all of the Company's cash and cash equivalents were held by a single bank, of which approximately $2,894,630 was in excess of Federally insured amounts.

     REVENUE RECOGNITION - Product sales revenue is recognized when a valid purchase order has been received and the products are shipped to customers, including distributors. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 2000 includes:

               Raw materials                          $  177,947
               Work in process                           872,948
               Finished goods                            176,398
                                                      ----------
                                                       1,227,293
               Less reserves                             (96,664)
                                                      -----------

                                                      $1,130,629
                                                      ==========

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

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     ADVERTISING - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed the first time the advertising takes place. Advertising expense was $87,672 and $94,936 in 2000 and 1999, respectively.

     LOSS PER SHARE - The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 1999 and 2000, all common stock equivalents would be considered anti-dulitive, therefore basic and diluted loss per share is the same.

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

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     BUSINESS SEGMENTS - In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes the Company's operations comprise only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in the Company's financial statements.

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

2.   ACQUISITIONS:
     ------------

     On May 9, 2000, Simtek Corporation acquired 100% of the outstanding stock of Integrated Logic Systems Incorporated (ILSI) which designs and sells metal gate array integrated circuits in Colorado Springs, Colorado for common stock (3,000,000 shares) with a market value at the date of issuance of $3.75 million. The acquisition was accounted for as a pooling of interests, and the results of the ILSI business have been combined with those of Simtek Corporation, as if the two businesses had been merged throughout the periods presented.

     The following is ILSI's operating results for the period from January 1, 2000 to May 9, 2000 which has been included in the Company's results of operations for the year ending December 31, 2000:

              Revenue                                   $ 279,585
              Expenses                                   (233,763)
                                                        ---------
              Net                                       $  45,822
                                                        =========


     On July 31, 2000, Simtek Corporation acquired 100% of the outstanding stock of Macrotech Semiconductor, Inc. (Macrotech) which is involved in the design, development and production of gate array integrated circuits and related services in San Jose, California for common stock (1,250,000 shares) with a market value at the date of issuance of $1.76 million. The acquisition was accounted for as a pooling of interests, and the results of the Macrotech business have been combined with those of Simtek Corporation, as if the two businesses had been merged throughout the periods presented.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     The following is Macrotech's operating results for the period from January 1, 2000 to July 31, 2000 which has been included in the Company's results of operations for the year ending December 31, 2000:

          Revenue                                        $     291,835
          Expenses                                            (248,508)
                                                         -------------

          Net                                            $      43,327
                                                         =============


     Separate revenues and net income of the Company, Integrated Logic Systems and Macrotech Semiconductors, Inc. are presented in the following table:


                                              2000            1999
                                          ------------    ------------

          Revenue:
              Simtek Corporation          $ 11,579,330    $  6,992,388
              ILSI                             279,585         703,588
              Macrotech                        291,835          58,976
                                          ------------    ------------
                 Revenue, as reported     $ 12,150,750    $  7,754,952
                                          ============    ============

          Net Income (Loss):
              Simtek Corporation          $ (3,467,975)   $    132,255
              ILSI                              45,822         (68,224)
              Macrotech                         43,327        (213,501)
                                          ------------    ------------
                 Net (loss) as reported   $ (3,378,826)   $   (149,470)
                                          ============    ============


3.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 2000 consists of the following:

          Leased software under capital leases                    $   255,573
          Research and development equipment                        1,343,157
          Computer equipment and software                           1,605,009
          Office furniture                                             52,697
          Other equipment                                             135,644
                                                                  -----------
                                                                    3,392,080
          Less accumulated depreciation and amortization           (2,645,017)
                                                                  -----------

                                                                  $   747,063
                                                                  ===========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Depreciation and amortization expense of $307,837 and $247,502 was charged to operations for the years ended December 31, 2000 and 1999, respectively. Included in the amortization expense for 2000 and 1999 was $51,120 and $17,040, respectively, of amortization of software under capital leases. At December 31, 2000, accumulated amortization for software under capital leases was $68,160.


4.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ---------------------------------------------

     As of December 31, 2000, the Company had a $250,000 revolving line-of-credit (LOC), a reduction of $100,000 since December 31, 1999. The LOC bears interest at prime plus .75% (9.5% at December 31, 2000) and matures in March 2001. The LOC is also collateralized by substantially all assets of the Company. At December 31, 2000, the Company had no balance outstanding.

     The Company has a letter of credit arrangement with one of the Company's suppliers which requires the Company to maintain a $300,000 certificate of deposit as collateral, which is reflected as restricted cash.


5.   CONVERTIBLE DEBENTURES:
     ----------------------

     During June 1998, the Company received proceeds of $1,500,000 from the issuance of convertible debentures (the "Debentures"). The Debentures are convertible into shares of common stock of the Company. After a one-time conversion price adjustment calculated pursuant to the original agreement, the debentures conversion price changed from $.35 per share to $.195 per share in May 1999. In February 2000, the entire $1,500,000 of convertible debt was converted into 7,692,308 shares of common stock of the Company at the conversion rate of $.195 per share.


6.   COMMITMENTS:
     -----------

     OFFICES LEASES - The Company leases office space under a lease, which expires on December 31, 2001. Monthly lease payments are approximately $12,000 (not including CAM charges). The Company is moving to a larger facility on March 1, 2001 where monthly lease payments will be approximately $14,000. The new lease agreement requires the new landlord to begin paying all costs related to the old location starting on March 1, 2001.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next seven years. Monthly lease payments, including sales tax, are approximately $19,000.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



     Future minimum lease payments under the equipment, furniture and office leases described above are approximately as follows:

                     Year
               -----------------
                     2001                           $   204,972
                     2002                               184,054
                     2003                               191,172
                     2004                               195,019
                 2005 & After                           661,828
                                                    -----------

                                                    $ 1,437,045
                                                    ===========


     Office rent and equipment lease expense totaled $222,920 and $251,151 for the years ended December 31, 2000 and 1999, respectively.

     In addition, the Company leases research and development software under a capital lease, which will expire over the next five years. At December 31, 1999, future minimum lease payments under the lease described above is approximately as follows:

                    Year
                ------------
                    2001                                           $   63,888
                    2002                                               63,888
                    2003                                               63,888
                    2004                                               47,916
                                                                   ---------
                Total net minimum lease payments                     239,580

                Less amount representing interest                    (38,566)
                                                                   ---------

                Present value of net minimum lease payments        $ 201,014
                                                                   =========


     ACCRUED SALARY - Due to limited working capital of the Company, the Company's former CFO agreed with the Company's Board of Directors to defer his salary from April 1, 1994 through December 31, 1996. As of December 31, 2000, a total of $210,000 was accrued and unpaid.


7.   SHAREHOLDERS' EQUITY:
     --------------------

     In February and March 2000, Renaissance Capital Group of Dallas, Texas ("Renaissance") converted the $1,500,000 debenture established in June 1998 into 7,692,308 shares of the Simtex Common Stock.

     During April, 2000, ZMD converted $130,153 liability into 551,964 shares of common stock of the Company.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     During April, 2000, ZMD converted $130,153 liability into 551,964 shares of common stock of the Company. In May 2000, the Company acquired Integrated Logic Systems, Inc. ("ILSI"). Simtek issued 3,000,000 shares of its Common Stock in exchange for all outstanding shares of all classes of ILSI stock. ILSI designs and sells metal programmed gate array integrated circuits. The acquisition was accounted for as a pooling of interest and the results of ILSI have been consolidated with those of the Company, as if the two businesses had been merged throughout the periods presented.

     On June 16, 2000, the Company acquired 1,875,000 shares of the Common Stock of Webgear, Inc., a California corporation ("Webgear"), in return for 1,250,000 shares of the Company's Common Stock. The shares of Webgear stock that the Company acquired represented approximately 9% of Webgear's issued and outstanding shares of Common Stock as of June 16, 2000. On June 16, 2000, the closing price for the Company's Common Stock was $1.3125 per share. Webgear is engaged in the design, development, sales and support of high technology networking and communications products for personal computer market.

     On July 31, 2000, the Company acquired Macrotech Semiconductor ("Macrotech"). The Company issued 1,250,000 shares of its Common Stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells metal programmable standard cells, which are an extension of the metal programmed gate array integrated circuits that ILSI manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech have been consolidated with those of the Company, as if the two businesses had been merged throughout the periods presented.

     On September 14, 2000, the Company entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners, pursuant to which each company received 500,000 shares of the Company's common stock. Both companies will assist the Company in broadening its financial market presence and establishing new relationships within the industry, investment community and financial media. On September 14, 2000, the closing share price for the Company's common stock was $1.0312 per share and accordingly $1,031,200 has been assigned to prepaid investor relations which will be amortized over the coming year, including approximately $300,767, which was expensed during the period ending December 31, 2000.

     On September 29, 2000, the Company purchased incomplete research and development, patents and certain trademarks from Webgear, Inc. The Company issued 3,400,000 shares of its common stock and returned to Webgear the 1,875,000 shares of Webgear common stock that the Company acquired from Webgear on June 16, 2000. On September 29, 2000, the closing price of the Company's common stock was $0.8438 per share. Subsequently, in December, the parties agreed to amend the shares issued by the Company to 2,900,000 shares of common stock. This resulted in a decrease in the fourth quarter in the incomplete research and development expense of approximately $422,000. The Company has valued the purchased patents and trademarks at $125,000, which were capitalized and recorded as intangible assets. The Company has valued the incomplete research and development acquired from Webgear at $3,962,646 based upon an evaluation by an independent firm which was expensed immediately.

     STOCK OPTION PLANS - The Company has approved two stock option plans that authorize an aggregate of 7,000,000 shares for stock options that may be granted to directors, employees, and consultants. Subsequently, on January 2, 2001, the Company authorized an additional 2,000,000 shares that can be issued under the stock option plans. The plans permit the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     on the date of grant. The maximum term of options granted under the plans is 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan. The Incentive Stock Option Plan was adopted in 1991, and the Non-Qualified Stock Option Plan was adopted in 1994.

     Following is a summary of activity under these stock option plans for the years ended December 31, 2000 and 1999:

                                                        2000                             1999
                                            ------------------------------  -------------------------------
                                                              Weighted                        Weighted
                                                              Average                          Average
                                                Number        Exercise         Number         Exercise
                                              of Shares        Price          of Shares         Price
                                            -------------  ---------------  --------------  ---------------
     Outstanding, beginning of year            4,182,486       $   .20         4,137,736       $   .19

            Granted                            1,036,750           .97           296,750           .17
            Expired                              (81,000)         (.17)          (42,000)          .15
            Exercised                         (1,863,016)         (.16)         (210,000)         (.16)
            Canceled                            (137,498)         (.37)                -             -
                                              ----------       -------         ---------       -------

     Outstanding, end of year                  3,137,722       $   .47         4,182,486       $   .20
                                              ==========       =======         =========       =======

     All options granted during 2000 and 1999, were at the current market price and the weighted average fair value was $.77 and .14, respectively. At December 31, 2000, options for 2,226,979 shares were exercisable and of the remaining options of 456,583, 327,250, and 126,910 shares will become exercisable in 2001, 2002, and 2003, respectively.

     If not previously exercised or forfeited, options outstanding at December 31, 2000, will expire as follows:
                                                                   Weighted
                                                                    Average
                                                    Number         Exercise
        Year Ending December 31,                  of Shares         Price
     -------------------------------            -------------   -------------

                 2001                               387,100        $  .14
                 2002                               498,986           .14
                 2003                               190,000           .17
                 2004                               459,608           .33
                 2005                               398,085           .37
                 2006                               225,471           .17
                 2007                               978,472          1.01
                                                  ---------        ------
                                                  3,137,772        $  .47
                                                  =========        ======

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

                                                             Year Ended December 31,
                                                          -----------------------------
                                                              2000             1999
                                                          ------------     ------------
     Net loss applicable to common shareholders:
             As reported                                  $(3,378,826)     $  (149,470)
             Pro forma                                     (3,604,421)        (272,062)

     Net loss per common shareholders:
             As reported - basic and diluted              $     (.08)      $         -
             Pro forma - basic and diluted                      (.08)                -


     The fair value of each option granted in 2000 and 1999 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following:


                                             Options Granted During
                                           ----------------------------
                                              2000            1999
                                           -----------     ------------

     Expected volatility                     127.0%          119.7%
     Risk-free interest rate                   5.5%            5.5%

     Expected dividends                          -               -

     Expected terms (in years)                 4.0            4.0

     Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

8.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     ------------------

     Sales to foreign customers and sales of military products for the years ended December 31, 2000 and 1999 were as follows (as a percentage of sales):

                                             2000             1999
                                             ----             ----

     Foreign customers                        57%              53%
     Military products sales                  14%              29%

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2000 and 1999 were as follows (as a percentage of sales):

      Customer                                   2000            1999
     ------------                            ------------    ------------

           A                                     20%             31%
           B                                      -              13%
           C                                     16%              -
           D                                     11%              -
           E                                      -              12%


     At December 31, 2000, the Company had gross trade receivables totaling $898,020 due from the above three customers.

     In 2000 and 1999, the Company purchased all of its memory wafers, based on
     0.8 micron technology from a single supplier located in Singapore. Approximately 89% and 96% of the Company's memory sales for 2000 and 1999, respectively, were from finished units produced from these wafers. The Company had an agreement with this supplier to provide wafers, which expired in September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 11% and 9% of its logic sales in 2000 and 1999, respectively, were from finished units produced from these wafers. The Company does not have an agreement with either supplier, however, the Company has not seen any disruption in wafer deliveries. In 1999, the Company also purchased finished units from ZMD for $22,480, and sales from these products accounted for approximately 4% of the Company's sales in 1999. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming an alternate manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


9.   TAXES:
     -----

     Under SFAS No. 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                            Deferred Tax
                                                                         Assets (Liability)
                                                                         ------------------
     Current:
         Allowance for doubtful accounts                                   $      3,000
         Inventory reserve                                                       36,000
         Accrued expenses                                                       276,000
                                                                           ------------
         Net current deferred tax before valuation allowance                    315,000
         Valuation allowance                                                   (315,000)
                                                                           ------------
     Total current deferred tax                                            $          -
                                                                           ============

     Non-Current:
         Property and equipment                                            $    205,000
         Incomplete research and development                                  1,431,000
         Net operating losses                                                10,126,000
         R&D credit carryforward                                              1,200,000
         AMT credit                                                               8,000
                                                                           ------------
     Net non-current deferred tax asset before valuation allowance           12,970,000
     Valuation allowance                                                    (12,970,000)
                                                                           ------------
     Total non-current deferred tax asset                                  $          -
                                                                           ============

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2000 increased $91,000 and decreased $219,000 in 1999.

     At December 31, 2000, the Company has approximately $27,000,000 available in net operating loss carryforwards which begin to expire from 2004 to 2015. As a result of certain non-qualified stock options which have been exercised, approximately $3,200,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2000 and 1999 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                                                                  1999          1998
                                                                                --------      --------
     Statutory rate                                                               (34.0)%      (34.0)%
     State income taxes, net of Federal income tax benefit                         (3.3)%       (3.3)%
     Increase (reduction) in valuation allowance related to of net operating
         loss carryforwards and change in temporary differences                    37.3%         37.3%
                                                                                -------       -------
                                                                                $     -       $     -
                                                                                =======       =======

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


10.  SUBSEQUENT EVENTS (UNAUDITED):
     -----------------------------

     On December 6, 2000, the Company signed a letter of intent to acquire Q-DOT Group, Inc. ("Q-DOT"). The acquisition was completed in March 2001. All outstanding shares of Q-DOT Group, Inc. were exchanged for approximately 5,200,000 shares of the Company's common stock, valued at $4,000,000. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT's projects have been supported by conventional government and commercial contracts in addition to Small Business Innovation Research (SBIR) contracts. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition will be accounted for as a pooling of interest, and the results of Q-DOT will be combined with the Company in future financials.

     The following pro forma results of operations are for the Company and Q-DOT as if the merger had taken place on January 1, 2000:

                                                         Year Ended
                                                        December 31,
                                                            2000
                                                      ---------------

     Revenues                                           $14,512,814
                                                        ===========
     Net Income (loss)                                  $(3,313,408)
                                                        ===========
     Income (loss) per share                            $     (.07)
                                                        ==========
     Weighted average shares outstanding                 48,365,436
                                                        ===========

Item 8: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
        ---------------------------------------------------------------


None in 2000.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     Our directors and executive officers are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Douglas M. Mitchell..............................    51       Director, Chief Executive Officer and President,
                                                              Chief Financial Officer (acting)

Klaus C. Wiemer..................................    63       Director

Robert H. Keeley.................................    59       Director

Harold Blomquist.................................    49       Director

John Heightley...................................    64       Director


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

     Subject to the requirement that the Board of Directors be classified if it consists of six or more persons, directors serve until the next annual meeting or until their successors are elected and have qualified. Officers serve at the discretion of the Board of Directors. Vacancies on the Board of Directors are filled by the existing directors. Under and subject to compliance with, certain agreements entered into with ZMD, ZMD has the right to appoint two members to the Board of Directors. At this time ZMD has no representation on our Board of Directors.

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

Item 10.  Executive Compensation
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 2000. No other executive officers as of December 31, 2000 had combined annual salary and bonus for the fiscal year ended December 31, 1998 that exceeded $100,000.

                                                  Summary Compensation Table

                                                                            Long Term Compensation
                                                                        ------------------------------
                               Annual Compensation                       Awards             Payouts
                           ---------------------------------------------------------------------------
Name                                               Other                Restricted
and                                                Annual               Stock               LTIP    All Other
Principal                                          Compen-              Award(s)  Options/ Payouts  Compen-
Position               Year  Salary($)  Bonus($)   sation($)              ($)     SARs(#)   ($)     sation($)
---------              -------------------------------------------------------------------------------------
Douglas M. Mitchell(1) 2000  $150,000   $62,500       --                  --      40,000     --       --
Chief Executive        1999  $120,000        --       --                  --      30,000     --       --
Officer and President  1998  $120,000        --       --                  --      250,000    --       --


(1) Mr. Mitchell became our Chief Executive Officer and President on January 1, 1998.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2000 to the individual named in the summary compensation table above.

                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                                         Options/SAR's                  Price                        at Assumed
                            Shares         Granted to    Exercise        per                       Annual Rate of
                          subject to       Employees       Price       Share on                      Stock Price
                        Options/SAR's      in Fiscal        Per        Date of     Expiration     Appreciation for
Name                       Granted         % of Total      Share        Grant         Date           Option Term
----------------------------------------------------------------------------------------------------------------------
                                                                                                   5%         10%
                                                                                               -----------------------
Douglas M. Mitchell       40,000(1)           4.1%         $0.25        $0.25       1/14/2007    $4,071      $9,487

(1) 40,000 options were granted to Mr. Mitchell in his capacity as Chief Executive Officer and President, these options vest at 1/36th per month over 3 years.

YEAR-END OPTION TABLe

     The following table sets forth as of December 31, 2000 the number of shares subject to unexercised options held by the individual named in the summary compensation table above. 550,000 options had an exercise price greater than the last sale price of our Common Stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2000.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                          Options/SARs at Fiscal                 Options/SARs
                             Shares          Value               Year-End                     at Fiscal Year-End
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
-----------------------------------------------------------------------------------------------------------------------

Douglas M. Mitchell          100,000       $198,952       541,389         78,611          $10,111           $14,389


EMPLOYMENT AGREEMENTS

     DOUGLAS M. MITCHELl. Mr. Mitchell is employed as President and Chief Executive Officer pursuant to an employment agreement with us. Under the terms of the employment agreement, Mr. Mitchell receives an annual salary of $120,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expires June 1, 2001 but is automatically renewed for successive one-year terms unless we or Mr. Mitchell elects not to renew. If we terminate the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

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

DIRECTORS' COMPENSATION

     Each director who is not also an employee receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. During the fiscal year ended December 31, 2000, 15,000 stock options were granted, at the market price on date of grant, each to Dr. Klaus Wiemer , Dr. Robert Keeley, Mr. Harold Blomquist and Mr. John Heightley.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2000, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The table below sets forth certain information regarding ownership of our Common Stock as of March 9, 2001, by each person who is known by us to beneficially own more than five percent of our Common Stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after December 31, 2000 upon the exercise of options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

 Name and                                    Amount and Nature
Address of                                     of Beneficial         Percent of
Beneficial Owner                                Ownership               Class
--------------------------------------------------------------------------------

Hugh Norman Chapman                              3,050,000 (1)         5.68%
5786 Rustler Ct.
Colorado Springs, CO 80918

Douglas M. Mitchell                                557,778 (2)         1.03%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                                    120,000 (3)             *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                    95,000 (4)             *
12630 Milan Road
Colorado Springs, CO  80908

Harold Blomquist                                    30,000 (5)             *
1630 Huntington Dr.
Pocatello, ID 83204

John D. Heightley                                   55,000 (6)             *
1275 Log Hollow Point
Colorado Springs, CO 80906

All officers and directors as a group
   (5 persons)                                     857,778 (7)         1.57%

------------------------
* Less than one percent.

(1) Represents 3,000,000 shares of our Common Stock that Mr. Chapman received upon our acquiring Integrated Logic Systems, Inc. and represents 50,000 shares issuable upon exercise of options.

(2)  Represents 557,778 shares issuable upon exercise of options.

(3)  Represents 120,000 shares issuable upon exercise of options.

(4)  Includes 95,000 shares issuable upon exercise of options.

(5)  Represents 30,000 shares issuable upon exercise of options.

(6)  Represents 55,000 shares issuable upon exercise of options.

(7)  Includes 857,778 shares issuable upon exercise of stock options.

Item 12:  Certain Relationships and Related Transactions
--------------------------------------------------------

     Our president and director, Douglas Mitchell was also a director of Q-DOT prior to our acquisition of Q-DOT. He received 44,386 shares of our Common Stock in connection with our acquisition of Q- DOT.

                                     PART IV


Item 13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     Documents filed as part of this report:

A:   (1)  Financial Statements

          Reference is made to the listing on page 22 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2000.

   Date                        Item
   ----                        ----

October 16, 2000               Item 2:  Acquisition or Disposition of Assets.
                               Item 7:  Financial Statements, Proforma
                                        Financial Information and Exhibits.

October 16, 2000               Item 2:  Acquisition or Disposition of Assets.
                               Item 7:  Financial Statements, Proforma
                                        Financial Information and Exhibits.

November 14, 2000              Item 5:  Other information: Press Release
                                        "Simtek Announces Financial Results for
                                         the Third Quarter of 2000"


C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 52 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 23, 2001


                                        SIMTEK CORPORATION




                                        By: /S/DOUGLAS M. MITCHELL
                                           -------------------------------------
                                           Douglas M. Mitchell
                                           Chief Executive Officer and
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 23, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                           TITLE



  /S/DOUGLAS M. MITCHELL                            Chief Executive Officer and
------------------------------                      President
Douglas M. Mitchell


  /S/DOUGLAS M. MITCHELL                            Chief Financial Officer
------------------------------                      (acting)
Douglas M. Mitchell


  /S/DOUGLAS M. MITCHELL                            Director
------------------------------
Douglas M. Mitchell


  /S/ROBERT H. KEELEY                               Director
------------------------------
Robert H. Keeley


  /S/JOHN HEIGHTLEY                                 Director
------------------------------
John Heightley

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2000


Exhibits:
--------

         All exhibits listed below are incorporated herein by reference.
         ---------------------------------------------------------------

      3.1         Amended and Restated Articles of Incorporation.(2)
      3.2         Amended and Restated Articles of Incorporation November 1997.(7)
      3.3         Bylaws.(2)
      4.1         1987-I Employee Restricted Stock Plan.(1)
      4.2         Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
      4.3         Form of Common Stock Certificate.(3)
      4.4         Simtek Corporation 1991 Stock Option Plan.(4)
      4.5         Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
      4.6         1994 Non-Qualified Stock Option Plan.(5 )
      4.7         Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
     10.1         Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
     10.2         Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
     10.3         Product License Development and Support Agreement between Simtek Corporation and Zentrum
                  Mikroelektronik Dresden GmbH dated June 1, 1994(5)
     10.4         Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated
                  September 14, 1995(6)
     10.5         Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek
                  Corporation dated September 16, 1992(6)
     10.6         Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
     10.7         Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
     10.8         Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
     10.9         Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and
                  Kashmira S. Johal (10)
    10.10         Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (11)
    10.11         Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
---------------------
(1)               Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2)               Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg.
                  No. 33-37874) filed with the Commission on February 4, 1991.
(3)               Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg.
                  No. 33-37874) filed with the Commission on March 4, 1991.
(4)               Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5)               Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on
                  March 25, 1995
(6)               Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on
                  March 27, 1996
(7)               Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on
                  March 24, 1998
(8)               Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9)               Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988( filed with the
                  Commission on July 7, 2000
(10)              Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11)              Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000

(12)              Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement
                  (Reg. No. 333-40988)

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


OTC ELECTRONIC BULLETIN BOARD
SYMBOL

Common Stock:                                    SRAM



CORPORATE OFFICES

4250 Buckingham Drive #100
Colorado Springs, Colorado 80907
Tel:  (719) 531-9444
Fax:  (719) 531-9481