Form 10QSB
period 2001-03-31
SIMTEK CORP
filed 2001-05-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2001

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

              4250 Buckingham Dr. #100; Colorado Springs, CO 80907
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                                 Outstanding at May 9, 2001
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                                  53,684,245

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 2001

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                  Page

            Balance Sheets as of March 31, 2001 and
            December 31, 2000                                                 3

            Statements of Operations for the three months ended
            March 31, 2001 and 2000                                           4

            Statements of Cash Flows for the three months ended
            March 31, 2001 and 2000                                           5

            Notes to Financial Statements                                     6

    ITEM 2

            Management's Discussion and Analysis of Results of
            Operations and Financial Condition                              7-9

PART II. OTHER INFORMATION

    ITEM 1    Legal Proceedings                                               10

    ITEM 2    Changes in Securities                                           10

    ITEM 3    Defaults upon Senior Securities                                 10

    ITEM 4    Matters Submitted to a Vote of Securities Holders               10

    ITEM 5    Other Information                                               10

    ITEM 6    Exhibits and Reports on Form 8-K                                10

SIGNATURES                                                                    11

                                                       SIMTEK CORPORATION

                                                         BALANCE SHEETS

              ASSETS
                                                                             March 31, 2001       December 31, 2000
                                                                            ---------------       -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $   2,615,626          $  2,853,769
   Certificate of deposit, restricted......................................        300,000               300,000
   Accounts receivable - trade, net........................................      2,100,007             1,775,865
   Inventory, net .........................................................      1,869,577             1,130,629
   Prepaid expenses and other..............................................        617,210               922,818
                                                                             -----------------------------------
       Total current assets................................................      7,502,420             6,983,081

EQUIPMENT AND FURNITURE, net...............................................        998,786               926,473
DUE FROM RELATED PARTY.....................................................         22,562                 6,497
OTHER ASSETS...............................................................        112,500               118,750
                                                                             -----------------------------------

TOTAL ASSETS...............................................................  $   8,636,268          $  8,034,801
                                                                             ===================================

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable........................................................  $   2,456,738          $  1,100,049
   Accrued expenses........................................................        353,513               546,795
   Notes Payable...........................................................         24,996                24,996
   Accrued wages...........................................................        295,049               254,865
   Accrued vacation payable................................................        156,762               136,875
   Line of credit payable..................................................             -                 84,050
   Obligations under capital lease.........................................         48,436                47,344
                                                                           -------------------------------------
       Total current liabilities...........................................      3,335,494             2,194,974

NOTES PAYABLE..............................................................         23,564                29,813
OBLIGATIONS UNDER CAPITAL LEASES...........................................        141,144               153,670
                                                                             -----------------------------------
       Total liabilities...................................................      3,500,202             2,378,457

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................              -                     -
   Treasury stock..........................................................        (12,504)                    -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       53,684,245 and 48,462,514 shares issued and outstanding at
       March 31, 2001 and December 31, 2000, respectively..................        536,842               484,625
   Additional paid-in capital..............................................     37,503,880            37,549,307
   Accumulated deficit.....................................................    (32,892,152)          (32,377,588)
                                                                             -----------------------------------
   Shareholder's equity....................................................     5,136,066              5,656,344
                                                                             ----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  8,636,268           $  8,034,801
                                                                             ===================================

                           The accompanying notes are an integral part of these financial statements.

                                                              3

                                                       SIMTEK CORPORATION

                                                   STATEMENTS OF OPERATIONS

                                                                                    For the quarters ended March 31,
                                                                                    --------------------------------
                                                                                         2001                2000
                                                                                         ----                ----
NET SALES..................................................................        $   4,331,721        $    3,826,027

     Cost of  sales........................................................            3,096,555             2,128,721
                                                                                   -----------------------------------

GROSS MARGIN...............................................................            1,235,166             1,697,306

OPERATING EXPENSES:
     Design, research and development......................................              660,074               623,465
     Administrative........................................................              704,103               213,285
     Marketing.............................................................              416,852               274,892
                                                                                   -----------------------------------

         Total Operating expenses..........................................            1,781,029             1,111,642

INCOME (LOSS) FROM OPERATIONS..............................................              (545,863)             585,664
                                                                                   -----------------------------------

OTHER INCOME (EXPENSE):
     Interest income (expense), net........................................               30,360                (7,589)
     Other expense, net....................................................                  939                (1,928)
                                                                                   -----------------------------------

         Total other income (expense)......................................               31,299                (9,517)
                                                                                   -----------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................................              (514,564)             576,147

     Provision for income taxes............................................                    -                38,000
                                                                                   -----------------------------------

NET INCOME (LOSS)..........................................................        $     (514,564)      $      538,147
                                                                                   ===================================

NET INCOME PER COMMON SHARE:
     Basic.................................................................        $         (.01)      $          .01
                                                                                   ===================================
     Diluted...............................................................        $         (.01)      $          .01
                                                                                   ===================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic.................................................................            53,651,912           41,472,635
                                                                                  ====================================
      Diluted..............................................................            53,651,912           44,848,779
                                                                                  =====================================









                           The accompanying notes are an integral part of these financial statements.

                                                              4

                                                   SIMTEK CORPORATION

                                                 STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended March 31,
                                                                              -------------------------------------
                                                                                    2001                   2000
                                                                                    ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................        $   (514,563)         $      538,147
     Adjustments to reconcile net income (loss) to net cash from operating activities:
           Depreciation and amortization..............................             111,272                 111,646
           Increase (decrease) in net change of reserve
                accounts..............................................              21,423                  68,951
           Deferred financing fees....................................                   -                   1,865
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable....................................            (380,109)               (374,074)
               Inventory..............................................            (750,648)               (106,515)
               Prepaid expenses and other ............................             305,608                 (87,265)
           Increase (decrease) in:
               Accounts payable.......................................           1,356,691                 (56,028)
               Accrued expenses.......................................             (86,970)                 76,426
               Customer Deposits......................................                   -                 (41,750)
                                                                              ------------------------------------
        Net cash provided by operating activities.....................              62,704                 131,403
                                                                              ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................            (177,334)                (62,193)
     Payments on capital lease obligation.............................             (11,435)                 (7,863)
     Reduction of certificate of deposit..............................                   -                 100,000
                                                                              ------------------------------------
        Net cash provided by (used in) investing activities...........            (188,769)                 29,944
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on Notes Payable........................................              (6,249)                 (8,190)
     Purchase of Simtek Common Stock..................................             (12,504)                      -
     Cash to Q-DOT Acoustics..........................................             (16,065)                (71,753)
     Cash to Q-DOT Group..............................................                   -                    (272)
     Payments of line of credit.......................................             (84,050)               (222,769)
     Capital Contribution.............................................                   -                  20,170
     Stock issued for directors compensation..........................                   -                  14,562
     Exercise of stock options........................................               6,790                 201,994
                                                                              ------------------------------------
        Net cash used in financing activities.........................            (112,078)                (66,258)
                                                                              ------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................            (238,143)                 95,089
                                                                              ------------------------------------
CASH AND CASH EQUIVALENTS, beginning of period........................           2,853,769               2,243,925
                                                                              ------------------------------------
CASH AND CASH EQUIVALENTS, end of period..............................        $  2,615,626           $   2,339,014
                                                                              ====================================

SUPPLEMENTAL NON-CASH INFORMATION:
     Conversion of debenture into shares of common stock, net
      of deferred financing costs related to the debenture............        $          -           $   1,441,249

                           The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES:


     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 29, 2001 for fiscal year 2000.

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

2.   LINE OF CREDIT:

     In April 2001, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit for another year in the amount of $250,000.

3.   EQUITY:

         In March 2001, Simtek completed the merger with Q-DOT Group, Inc. ("Q-DOT"). Simtek issued 5,171,731 shares of our Common Stock, valued at $4,000,000 based on a twenty day average share closing price of approximately $0.77. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. The company's projects have been supported by conventional government and commercial contracts in addition to Small Business Innovation Research (SBIR) contracts. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition will be accounted for as a pooling of interest, and the results of Q-DOT will be consolidated with ours in future financials as if we have been merged throughout the periods.

4.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended March 31, 2001 and 2000 were as follows (as a percentage of sales):

                                     2001           2000

         North America               38%            63%
         Europe                      20%            12%
         Far East and Japan          42%            25%

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS:

     Simtek Corporation recorded net product sales of $4,331,721 for the first quarter of 2001 up from the $3,826,027 recorded for the first quarter 2000. The product sales from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nvSRAM product families and metal programmed gate array integrated circuits were $3,975,104 for the first quarter of 2001 and $2,902,395 for the first quarter of 2000. The increase in sales was due primarily to an increase in large customers placing production orders of our products worldwide. Sales of the Company's high end industrial and military products decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This decrease was due to a decrease in defense contacts. We believe that these sales will increase to their historic levels, but it remains unclear when this will occur. Two distributors of the Company's nvSRAM products account for more approximately 44% of the Company's net sales for the first quarter 2001. Products sold to distributors are re-sold to various end customers. The revenue generated from research and development contracts acquired in the Q-DOT merger was $356,617 for the first quarter of 2001 down from the $923,632 recorded for the first quarter of 2000. This decrease was primarily due to reduced billing rates against government contracts due to employee attrition.

     During the first quarter 2001, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nvSRAM products. Sales of metal programmed gate array products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan.

     The Company saw an approximate 15% decrease in its gross margin percentages for the first quarter 2001 as compared to the first quarter 2000. This decrease was due primarily to an increase in the cost of the raw materials required to produce our products. In March 2001, the Company was able to negotiate better pricing from its suppliers and has been able to reduce certain internal costs required to build its product. Management believes that these cost reduction measures should have an impact on the gross margins beginning in the third quarter of 2001.

     Total other operating expenses saw an increase of approximately $670,000 in the three months ended March 31, 2001 as compared to the three months ended
March  31,  2000.  Administration  saw the  largest  increase  of  approximately
$491,000. Of the approximate $491,000 increase, approximately $258,000 was related to the amortization of the shares of stock issued in September 2000, to two investment banker firms in return for services to us. Approximately $213,000 was related to increased legal, audit and labor related to the merger with Q-DOT. The remaining $20,000 was related to increased payroll. Marketing saw the next largest increase of approximately $142,000, primarily due to approximately $86,000 paid in sales commission to independent sales representatives as a direct result of our increased revenue. The balance of approximately $56,000 was related to an increased payroll due to an increased headcount. Research and development saw an approximate increase of $37,000 which was related to increased payroll due to an increased headcount.

     The Company recorded a net loss of $514,564 in the first quarter of 2001 as compared to a net income of $576,147 for the first quarter of 2000. This decrease was due primarily to the decrease in gross margins and the increase in administration costs.

     The change in cash flows from operating activities was $62,704, which is primarily due to a net loss of $514,563, which is offset by depreciation and amortization of $111,272, a decrease of prepaid expenses and other of $305,608, and a decrease in accrued expenses of $86,970. Increases in accounts receivable, inventory and accounts payable of $380,109, $750,648 and $1,356,691,

                               SIMTEK CORPORATION


respectively were related to increased product demand. The change in cash flows from investing activities of $188,769 was primarily due to the purchases of equipment and furniture related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology and the purchase of computer and software required for research and development. The change in cash flows from financing activities of $112,078 was due primarily to the payments on a line of credit, notes payable, the buyback of Simtek common stock and cash required to fund a subsidiary of Q-DOT.

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

     As of March 31, 2001, the Company had received purchase orders expected to be filled within the next six months of approximately $6,439,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

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

                               SIMTEK CORPORATION



     In April 2001, the Company renewed its revolving line of credit for another year in the amount of $250,000. The line of credit is collateralized by substantially all assets of the Company. The line of credit bears interest at prime plus .75% on any outstanding balance. As of March 31, 2001, the Company had no balance outstanding.

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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits - None

         (b) Reports on Form 8-K
             -------------------

             Form 8-K filed on March 22, 2001 - Item 2 Acquisition or disposition of assets

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



May 11, 2001                          By  /s/ Douglas Mitchell
                                         --------------------------------------
                                         DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                          and Chief Financial Officer (acting)