Form 10QSB
period 2001-06-30
SIMTEK CORP
filed 2001-08-14
CIK 817516

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

Class                                             Outstanding at August 10, 2001
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             53,684,245

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 2001

PART 1. FINANCIAL INFORMATION

   ITEM 1                                                                   Page
   ------                                                                   ----

            Balance Sheets as of June 30, 2001 and
            December 31, 2000                                                  3

            Statements of Operations for the three months and six
            months ended June 30, 2001 and 2000                                4

            Statements of Cash Flows for the six months ended
            June 30, 2001 and 2000                                           5-6

            Notes to Financial Statements                                    7-9

   ITEM 2

            Management's Discussion and Analysis of Results of
            Operations and Financial Condition                             10-12

PART II. OTHER INFORMATION

   ITEM 1   Legal Proceedings                                                 13

   ITEM 2   Changes in Securities                                             13

   ITEM 3   Defaults upon Senior Securities                                   13

   ITEM 4   Matters Submitted to a Vote of Securities Holders                 13

   ITEM 5   Other Information                                                 13

   ITEM 6   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                    14


                                               SIMTEK CORPORATION

                                                 BALANCE SHEETS


                      ASSETS
                      ------
                                                                            June 30, 2001      December 31, 2000
                                                                            -------------      -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $  1,538,390        $  2,853,769
   Certificate of deposit, restricted......................................       300,000             300,000
   Accounts receivable - trade, net........................................     2,266,593           1,775,864
   Inventory, net .........................................................     2,343,497           1,130,629
   Intercompany receivable.................................................         3,712                   -
   Prepaid expenses and other..............................................       132,175             175,955
                                                                             --------------------------------
       Total current assets................................................     6,584,367           6,236,217

EQUIPMENT AND FURNITURE, net...............................................       968,998             888,296
OTHER ASSETS...............................................................       155,776             163,472
                                                                             --------------------------------

TOTAL ASSETS...............................................................  $  7,709,141        $  7,287,985
                                                                             ================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $  1,858,535        $  1,085,370
   Accrued expenses........................................................       299,513             532,964
   Accrued wages...........................................................       275,446             302,097
   Accrued vacation payable................................................       158,049             103,476
   Obligation under capital leases.........................................        49,552              47,344
   Short term debt.........................................................        22,311              34,809
   Line of Credit..........................................................            -               84,050
   Deferred Revenue........................................................        25,000                   -
                                                                             --------------------------------
       Total current liabilities...........................................     2,688,406           2,190,110
                                                                             --------------------------------
NOTES PAYABLE..............................................................        20,000              20,000
OBLIGATION UNDER CAPITAL LEASES............................................       128,330             153,670
                                                                             --------------------------------
       Total liabilities...................................................     2,836,736           2,363,780

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................            -                   -
   Prepaid investor relations..............................................      (214,833)           (730,433)
   Treasury Stock..........................................................       (12,504)                 -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       53,684,245 and 53,634,245 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively................       536,842             536,342
   Additional paid-in capital..............................................    37,503,879          37,497,590
   Accumulated deficit.....................................................   (32,940,979)        (32,379,294)
                                                                             --------------------------------
   Shareholder's equity....................................................     4,872,405           4,924,205
                                                                             --------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  7,709,141        $  7,287,985
                                                                             ================================

               The accompanying notes are an integral part of these financial statements.

                                                   3

                                                         SIMTEK CORPORATION

                                                       STATEMENTS OF OPERATIONS



                                                              Three Months Ended June 30,            Six Months Ended June 30,
                                                              ---------------------------            -------------------------
                                                                2001              2000                 2001             2000
                                                                ----              ----                 ----             ----
NET SALES..................................................  $ 4,732,759       $ 3,851,977         $ 9,064,480      $ 7,678,004

     Cost of  sales........................................    3,057,009         2,369,145           6,153,564        4,497,866
                                                             ------------------------------------------------------------------

GROSS MARGIN...............................................    1,675,750         1,482,832           2,910,916        3,180,138

OPERATING EXPENSES:
     Design, research and development......................      746,078           568,149           1,406,151        1,156,895
     Administrative........................................      588,506           356,298           1,294,599          569,582
     Marketing.............................................      403,663           354,244             820,515          663,854
                                                             ------------------------------------------------------------------

         Total Operating Expenses..........................    1,738,247         1,278,691           3,521,265        2,390,331

INCOME (LOSS) FROM OPERATIONS..............................      (62,497)          204,141            (610,349)         789,807
                                                             ------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................       15,193            23,750              45,553           16,161
     Other income (expense), net...........................          182            (3,894)              3,111           (5,822)
                                                             ------------------------------------------------------------------

         Total other income (expense)......................       15,375            19,856              48,664           10,339
                                                             ------------------------------------------------------------------

NET INCOME (LOSS) BEFORE TAXES.............................      (47,122)          223,997            (561,685)         800,146

     Provision for income taxes............................            -             6,000                   -           44,000
                                                             ------------------------------------------------------------------

NET INCOME (LOSS)..........................................  $   (47,122)      $   217,997         $  (561,685)     $   756,146
                                                             ==================================================================

BASIC AND DILUTED EPS......................................  $         *       $         *         $      (.01)     $       .02
                                                             ==================================================================

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING...............................................   53,668,168        44,889,695          53,668,168       44,889,695

EFFECT OF DILUTIVE OPTIONS.................................            -         2,441,032                   -        5,206,918
                                                             ------------------------------------------------------------------

DILUTIVE SHARES OUTSTANDING................................   53,668,168        47,330,727          53,668,168       50,096,613
                                                             ==================================================================


* Less Than $.01 per share



               The accompanying notes are an integral part of these financial statements.

                                         SIMTEK CORPORATION

                                      STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended June 30,
                                                                                      --------------------------
                                                                                      2001                  2000
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...................................................        $  (561,685)          $   756,147
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
           Depreciation and amortization.................................            222,480               214,797
           Contributed services..........................................                  -                35,000
           Increase (decrease) in net change of reserve accounts.........             11,642               366,491
           Deferred financing fees.......................................                  -                 1,865
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................           (659,541)             (635,612)
               Inventory.................................................         (1,209,591)             (146,584)
               Prepaid expenses and other ...............................            548,846               (19,971)
           Increase (decrease) in:
               Accounts payable..........................................            773,165                89,673
               Accrued expenses..........................................            (53,634)              140,251
               Customer deposits.........................................              2,000               (24,750)
               Taxes payable.............................................                  -                29,800
                                                                                 ---------------------------------
        Net cash provided by (used in) operating activities..............           (926,318)              807,107
                                                                                 ---------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................           (290,683)             (238,275)
     Decrease to investment from related party...........................              5,730                13,036
     Payments on capital lease obligation................................            (23,132)              (18,542)
     Decrease (increase) in restricted cash..............................                  -               100,000
                                                                                 ---------------------------------
     Net cash used in investing activities...............................           (308,085)             (143,781)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Exercise of stock options...........................................              6,790               281,084
     Payments on notes payable...........................................            (12,498)             (123,640)
     Purchase of stock from market.......................................            (12,504)                    -
     Receipts from deferred revenue......................................             25,000                     -
     Cash infusion Simtek to QDI.........................................             (3,714)                    -
     Payments on line of credit..........................................            (84,050)             (168,769)
     Distributions to stockholders.......................................                  -                (8,730)
     Stock issued for directors compensation.............................                  -                    63
                                                                                 ---------------------------------
        Net cash used in by financing activities.........................            (80,976)              (19,992)
                                                                                 ---------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS........................................................         (1,315,379)              643,334
                                                                                 ---------------------------------

CASH AND CASH EQUIVALENTS, beginning of period...........................          2,853,769             2,243,925
                                                                                 ---------------------------------

CASH AND CASH EQUIVALENTS, end of period.................................        $ 1,538,390           $ 2,887,259
                                                                                 =================================

               The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                            STATEMENTS OF CASH FLOWS
                                     (Cont.)



SUPPLEMENTAL CASH FLOW INFORMATION:
     Conversion of debenture into shares of common stock, net
        of deferred financing costs related to the debenture.............        $         -           $ 1,441,249
     Equity investment in WebGear, Inc...................................        $         -           $ 1,640,625
     Conversion of payable to ZMD into shares of common stock............        $         -           $   130,153


               The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 23, 2001 for fiscal year 2000.

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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets of cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combination completed afer June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the accounting for business acquisitions prior to July 1, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No.
142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. Therefore amortization of goodwill acquired prior to July 1, 2001 will cease when the company elects to adopt SFAS No. 142.

2.   LINE OF CREDIT:

     In April 2001, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit for another year in the amount of $250,000.

                               SIMTEK CORPORATION


3.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended June 30, 2001 and 2000 were as follows (as a percentage of sales):

                                      2001               2000

         United States                 49%                40%
         Europe                        11%                19%
         Far East                      29%                34%
         All others                    11%                 7%
                                       ---               ----
                                      100%               100%

4.   POOLING OF INTEREST:

     On March 13, 2001, Simtek acquired 100% of the common stock of Q-DOT Group ("Q-DOT'). Q-DOT specializes in advanced technology, research, and development for data acquisition, signal processing, imaging and data communications. Shareholders of Q-DOT exchanged their shares in Q-DOT for shares in Simtek in a business combination that has been accounted for as a pooling of interests. The consolidated financial statements and the accompanying notes reflect Simtek's financial position and the results of operations as if Q-DOT was a wholly-owned subsidiary of Simtek since inception.

     For the three months ended June 30, 2001 and 2000 Q-DOT had revenue of $436,856 and $530,070, respectively and net income of $2,816 and a net loss of $98,677, respectively. The acquisition did not have a material impact on earnings (loss) per share for either of the interim periods.

5.   BUSINESS SEGMENTS

     The Company has two reportable segments. One segment designs and produces semiconductor devices for sale into the semiconductor market. The second segment specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications that is supported by government and commercial contracts. Although both segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

     Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified per each segment. Substantially all of the Company's assets are located in the United States of America.

     Description                                    Three Months Ended June 30,        Six Months Ended June 30,
                                                        2001           2000                2001          2000
                                                        ----           ----                ----          ----
     Net Sales:
                     Semiconductor Devices         $ 4,295,903     $ 3,321,907        $ 8,271,007    $ 6,224,302
                     Government Contracts              436,856         530,070            793,473      1,453,702
                                                   ------------    ------------       ------------   -----------
                     Total                         $ 4,732,759     $ 3,851,977        $ 9,064,480    $ 7,678,004

     Net Income (loss):
                     Semiconductor Devices         $   (49,938)   $    316,674        $  (370,736)   $   717,888
                     Government Contracts                2,816         (98,677)          (190,949)        38,258
                                                   ------------    -----------        -----------    -----------
                     Total                         $   (47,122)   $    217,997        $  (561,685)   $   756,146


                               SIMTEK CORPORATION


                                                       June 30, 2001              June 30, 2000
                                                       -------------              -------------
     Total Assets:
                     Semiconductor Devices              $ 7,182,848                $ 8,546,289
                     Government Contracts                   526,293                    696,636
                                                        -----------                -----------
                     Total                              $ 7,709,141                $ 9,242,925

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net product sales of $4,732,759 for the second quarter of 2001 and $9,064,480 for the six months ended June 30, 2001 up from $3,851,977 recorded for the second quarter 2000 and $7,678,004 recorded for the six months ended June 30, 2000. Product sales from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nonvolatile semiconductor memory products were $4,068,373 and $2,970,028 for the three months ended June 30, 2001 and 2000, respectively and $7,770,629 and $5,483,421 for the six months ended June 30, 2001 and 2000, respectively. The increase in sales was due primarily to an increase in large customers placing production orders of our products, worldwide, along with an increase in product availability which allowed us to fill delinquent orders to the Company's customers. Sales of the Company's high end industrial and military products decreased by approximately $231,000 in the three months ended June 30,2001 as compared to the three months ended June 30, 2000. This decrease was due to a continued decrease in defense contracts. One distributor of the Company's nonvolatile semiconductor memory products and two direct customers accounted for approximately 47% of the Company's net product sales for the three months ended June 30, 2001. Products sold to distributors are re-sold to various end customers. The revenue generated from the sale of the Company's logic products was $227,530 and $351,879 for the three months ended June 30, 2001 and 2000, respectively and $500,378 and $740,881 for the six months ended June 30, 2001 and 2000, respectively. This decrease was due to the completion of production contracts in 2000 and the internal activities focusing on integration of the logic business into the Company's operations. The revenue generated from research and development contracts acquired in the Q-DOT merger was $436,856 and $530,070 for the three months ended June 30, 2001 and 2000, respectively and $793,473 and $1,453,702 for the six months ended June 2001 and 2000, respectively. This decrease was primarily due to reduced billing rates against government contract due to employee attrition.

     The Company saw a decrease of approximately 3% in our gross margin percentages for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 and an approximate 9% decrease in our gross margin percentages for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. These decreases were due primarily to an increase in the cost of the silicon wafers required to produce our products. In March 2001, the Company was able to negotiate better pricing from this supplier and the Company negotiated better pricing from our test subcontractor. Management believes that these cost reduction measures should have an impact on the gross margins beginning in the third quarter of 2001.

     During the second quarter 2001, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and 0.35 micron wafers purchased from Chartered.

     Total other operating expenses saw an increase of approximately $460,000 in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Research and Development saw an increase of approximately $178,000 primarily due to an approximate $192,000 increase in payroll and payroll overhead costs, a decrease of approximately $31,000 in legal fees and an approximate $17,000 increase in contract services. Administration saw an approximate $233,000 increase, primarily due to an approximate increase of $258,000 which was related to the amortization of the shares of stock issued in September 2000, to two investment banker firms in return for services, and an increase of approximately $80,000 in legal and audit fees related to the acquisition of Q-DOT and securities work. These increases were offset by a

                               SIMTEK CORPORATION


decrease of approximately $105,000 in payroll and payroll overhead costs that occurred at Q-DOT. Sales and Marketing saw an increase of approximately $49,000, primarily due to an increase in sales commissions of approximately $61,000 paid to independent sales representatives as a direct result of our increased revenue which was offset by a decrease of approximately $12,000 in payroll and payroll overhead costs from Q-DOT.

     Total other operating expenses saw an increase of approximately $1,131,000 in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Research and Development saw an approximate increase of $249,000, which was related to an approximate $301,000 increase in payroll and payroll overhead costs and a decrease of approximately $22,000 in product development costs and an approximate $30,000 decrease in repair and maintenance. Administration saw an approximate increase of $725,000, which was primarily related to an approximate increase of $516,000 which was related to the amortization of the shares of stock issued in September 2000, to two investment banker firms in return for services and an approximate $209,000 increase in legal and audit fees related to the acquisition of Q-DOT and securities work. Sales and Marketing saw an approximate $157,000 increase due primarily in an approximate increase in payroll and payroll overhead costs of $32,000 from Simtek, an approximate increase of $125,000 related to sales commissions to independent sales representatives as a direct result of revenue.

     The Company recorded a net loss of $47,122 and a net income of $217,997 for the three months ended June 30, 2001 and 2000, respectively, and a net loss of $561,685 and a net income of $756,146 for the six months ended June 30,2001 and 2000, respectively. The increase in net losses was due primarily to decreased gross margin percentages and the increase in administration costs.

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

     As of June 30, 2001, the Company had received purchase orders during the second quarter expected to be filled within the next six months of approximately $4,100,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company had net working capital of $3,895,961 as compared to a net working capital of $3,995,092 as of June 30, 2000.The Company may require additional capital to fund production and marketing of any new products it may develop. The Company does not have any commitments for such additional capital as of the date of this report.

     The change in cash flows for the six months ended June 30, 2001 used in operating activities was primarily a result of a net loss of $561,685 which is offset by $222,480 in depreciation and amortization, an increase in reserves of $11,642, customer deposits of $2,000 and a decrease in prepaid expenses and other expenses of $548,846 and a decrease of $53,634 in accrued expenses. Increases in accounts receivable, inventory and accounts payable of $659,541, $1,209,591 and $773,165, respectively were related to increased product demand. The change in cash flows used in investing activities were primarily due to the purchase of equipment required to test our products of $290,683 and payments on

                               SIMTEK CORPORATION


a capital lease obligation of $23,132. The change in cash flows used in financing activities of $80,976 was due primarily to payments on a line of credit and notes payable and the buyback of Simtek common stock and receipts from deferred revenue.

     The change in cash flows for the six months ended June 30, 2000 provided by operating activities was primarily due to a net income of $756,147, depreciation of $214,797, contributed services of $35,000, an increase in reserve accounts of $366,491 and a decrease of $24,750 in customer deposits. Increases in accounts receivable, inventory, accounts payable and accrued expenses of $635,612, $146,584, $89,673, $140,251, respectively, were related to increased product sales. Cash flows used in investing activities were due primarily to the purchase of equipment required to test our products of $238,275 and payments on a capital lease obligation of $18,542 both of which were offset by a decrease of $100,000 in restricted cash. Cash flows used in financing activities of $19,992 were due primarily to payments on notes payable and on a line of credit that was offset by the purchase of stock options by the Company's employees.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Matters Submitted to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits


          (b) Reports on Form 8-K

          Form 8-K filed April 6, 2001 - "Simtek Announces Financial Results for 2000"

          Form 8-K filed May 7, 2001 - "Simtek Reports Record Revenues, Strong Backlog, Despite Industry Slowdown"

          Form 8-K/A filed May 22, 2001 - Item 7: "Simtek has determined that it is not required to file financial statements of pro forma financial statements regarding the Q-DOT acquisition.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



August 13, 2001                       By  /s/ Douglas Mitchell
                                         ---------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)