Form 10QSB
period 2001-09-30
SIMTEK CORP
filed 2001-11-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2001

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                           Outstanding at November 13, 2001
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            53,728,245

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 2001

PART 1. FINANCIAL INFORMATION
                                                                         Page
    ITEM 1                                                               ----

           Balance Sheets as of September 30, 2001 and
           December 31, 2000                                               3

           Statements of Operations for the three months and nine
           months ended September 30, 2001 and 2000                        4

           Statements of Cash Flows for the nine months ended
           September 30, 2001 and 2000                                   5-6

           Notes to Financial Statements                                 7-9

    ITEM 2

           Management's Discussion and Analysis of Results of
           Operations and Financial Condition                            10-12

PART II. OTHER INFORMATION

   ITEM 1  Legal Proceedings                                              13

   ITEM 2  Changes in Securities                                          13

   ITEM 3  Defaults upon Senior Securities                                13

   ITEM 4  Matters Submitted to a Vote of Securities Holders              13

   ITEM 5  Other Information                                              13

   ITEM 6  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                14


                                                 SIMTEK CORPORATION

                                                    BALANCE SHEETS

              ASSETS
              ------
                                                                            September 30, 2001      December 31, 2000
                                                                            ------------------      -----------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................    $  1,336,851            $  2,853,769
   Certificate of deposit, restricted......................................         300,000                 300,000
   Accounts receivable - trade, net........................................       2,229,426               1,775,864
   Inventory, net .........................................................       1,604,769               1,130,629
   Intercompany receivable.................................................           2,498                       -
   Prepaid expenses and other..............................................         102,372                 175,955
                                                                               ------------            ------------
       Total current assets................................................       5,575,916               6,236,217

EQUIPMENT AND FURNITURE, net...............................................         892,055                 888,296
OTHER ASSETS...............................................................         149,632                 163,472
                                                                               ------------            ------------

TOTAL ASSETS...............................................................    $  6,617,603            $  7,287,985
                                                                               ============            ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................    $    946,643            $  1,085,370
   Accrued expenses........................................................         418,949                 532,964
   Accrued wages...........................................................         215,010                 302,097
   Accrued vacation payable................................................         145,635                 103,476
   Obligation under capital leases.........................................          50,694                  47,344
   Short term debt.........................................................          16,062                  34,809
   Line of Credit..........................................................              -                   84,050
   Deferred Revenue........................................................          15,000                       -
                                                                                -----------            ------------
       Total current liabilities...........................................       1,807,993               2,190,110
                                                                                -----------            ------------
NOTES PAYABLE..............................................................          20,000                  20,000
OBLIGATION UNDER CAPITAL LEASES............................................         115,220                 153,670
                                                                                -----------            ------------
       Total liabilities...................................................       1,943,213               2,363,780

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................              -                       -
   Prepaid investor relations..............................................              -                 (730,433)
   Treasury Stock..........................................................         (12,504)                     -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       53,728,245 and 53,634,245 shares issued and outstanding
       at September 30, 2001 and December 31, 2000, respectively...........         537,282                 536,342
   Additional paid-in capital..............................................      37,509,725              37,497,590
   Accumulated deficit.....................................................     (33,360,113)            (32,379,294)
                                                                               ------------            ------------
   Shareholder's equity....................................................       4,674,390               4,924,205
                                                                               ------------            ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................    $  6,617,603            $  7,287,985
                                                                               ============            ============


                    The accompanying notes are an integral part of these financial statements.


                                                       SIMTEK CORPORATION

                                                    STATEMENTS OF OPERATIONS


                                                                     Three Months Ended                      Nine Months Ended
                                                                        September 30,                          September 30,
                                                                    2001             2000                  2001            2000
                                                                    ----             ----                  ----            ----
NET SALES..................................................    $  4,105,613      $  3,374,164          $ 13,170,094    $ 11,097,168

     Cost of  sales........................................       2,931,461         2,086,531             9,085,025       6,584,396
                                                               ------------      ------------          ------------    ------------

GROSS MARGIN...............................................       1,174,152         1,287,633             4,085,069       4,512,772

OPERATING EXPENSES:
     Design, research and development......................         644,224         4,937,001             2,050,366       6,093,896
     Administrative........................................         290,195           278,156             1,064,552         807,658
     Marketing.............................................         450,292           379,557             1,270,833       1,046,331
     Prepaid investor relations............................         214,833            42,967               730,433          42,967
                                                               ------------      ------------          ------------    ------------

         Total Operating Expenses..........................       1,599,544         5,637,681             5,116,184       7,990,852

LOSS FROM OPERATIONS.......................................        (425,392)       (4,350,048)           (1,031,115)     (3,478,080)
                                                               ------------      ------------          ------------    -------------

OTHER INCOME (EXPENSE):
     Interest income, net..................................           7,144            37,366                53,241          59,093
     Other income (expense), net...........................            (882)            7,627                 1,686         (39,008)
                                                               ------------      ------------          ------------    ------------

         Total other income................................           6,262            44,993                54,927          20,085
                                                               ------------      ------------          ------------    ------------

EQUITY IN LOSSES OF QDA AND WRITE-OFF
     OF RELATED ADVANCES...................................               -           (23,979)               (4,631)        (70,895)
                                                               ------------      ------------          ------------    ------------

NET LOSS BEFORE TAXES......................................        (419,130)       (4,329,034)             (980,819)     (3,528,890)
     Provision for income taxes............................               -                 -                     -         (44,000)
                                                               ------------      ------------          ------------    ------------

NET LOSS...................................................    $   (419,130)     $ (4,329,034)         $   (980,819)   $ (3,572,890)
                                                               ============      ============          ============    ============

BASIC AND DILUTED EPS......................................    $       (.01)     $       (.09)         $       (.02)   $       (.08)
                                                               ============      ============          ============    ============

BASIC WEIGHTED AVERAGE SHARES
 OUTSTANDING...............................................      53,701,538        48,625,953            53,679,465      46,564,041







                    The accompanying notes are an integral part of these financial statements.




                                              SIMTEK CORPORATION

                                           STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                      2001                 2000
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $  (980,819)          $(3,572,890)
     Adjustments to reconcile net loss to net cash provided
        by (used in) operating activities:
           Depreciation and amortization.................................            340,854               319,828
           Prepaid investor relations....................................            730,433                42,967
           Contributed services..........................................                  -                43,503
           Webgear purchase of incomplete research and development.......                  -             4,384,545
           Increase (decrease) in net change of reserve accounts.........             (2,250)              312,286
           Deferred financing fees.......................................                  -                 1,865
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................           (627,214)             (199,348)
               Inventory.................................................           (444,939)              279,897
               Prepaid expenses and other ...............................             62,944              (127,883)
           Increase (decrease) in:
               Accounts payable..........................................           (138,727)             (527,061)
               Accrued expenses..........................................            (14,244)              146,569
               Customer deposits.........................................              2,000               (33,083)
               Taxes payable.............................................                  -                29,800
               Receipts from deferred revenue............................             15,000                     -
                                                                                 -----------           -----------
        Net cash provided by (used in) operating activities..............         (1,056,962)            1,100,995
                                                                                 -----------           ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................           (325,863)             (246,926)
     Decrease to investment from related party...........................              5,730                 3,549
     Payments on capital lease obligation................................            (35,100)              (29,467)
     Decrease (increase) in restricted cash..............................                  -               100,000
                                                                                 -----------           -----------
     Net cash used in investing activities...............................           (355,233)             (172,844)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Exercise of stock options...........................................             13,076               293,131
     Payments on notes payable...........................................            (18,747)             (129,889)
     Purchase of stock from market.......................................            (12,504)                    -
     Cash infusion Simtek to QDI.........................................             (2,498)               (4,186)
     Payments on line of credit..........................................            (84,050)              (68,769)
     Distributions to stockholders.......................................                  -               (27,400)
     Stock issued for directors compensation.............................                  -                 2,589
                                                                                 -----------           -----------
     Net cash provided by (used in) financing activities.................           (104,723)               65,476
                                                                                 -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS........................................................         (1,516,918)              993,627
                                                                                 -----------           -----------
CASH AND CASH EQUIVALENTS, beginning of period...........................          2,853,769             2,243,925
                                                                                 -----------           -----------
CASH AND CASH EQUIVALENTS, end of period.................................        $ 1,336,851           $ 3,237,552
                                                                                 ===========           ===========

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

     In June  2001,  the  FASB  also  approved  for  issuance  SFAS  143  "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. The Company does not believe the adoption of this standard will have a material effect on the Company's financial statements.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the

                               SIMTEK CORPORATION


disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company does not believe adoption of this standard will have a material effect on the Company's financial statements.

2.   LINE OF CREDIT:

     In April 2001, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit for another year in the amount of $250,000.

3.   GEOGRAPHIC CONCENTRATION:

     Sales by location for the three months ended September 30, 2001 and 2000 were as follows (as a percentage of sales):

                                         2001            2000

         United States                    62%             41%
         Europe                            8%             15%
         Far East                         17%             36%
         All others                       13%              8%
                                          ---             ---
                                         100%            100%

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

     For the three months ended September 30, 2001 and 2000 Q-DOT had revenue of $322,910 and $377,694, respectively and net losses of $52,659 and $93,345, respectively. For the nine months ended September 30, 2001 and 2000 Q-DOT had revenue of $1,116,383 and $1,876,396, respectively and net losses of $243,615 and $55,091, respectively. The acquisition did not have a material impact on earnings (loss) per share for the three months ended September 30, 2001 and 2000 and the nine months ended September 30, 2000. However, it did have a $.01 effect on the earnings (loss) per share for the nine months ended September 30, 2001.

5.   BUSINESS SEGMENTS:

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

                               SIMTEK CORPORATION



     Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified per each segment. Substantially all of the Company's assets are located in the United States of America.

     Description                                       Three Months Ended,                 Nine Months Ended
                                                          September 30,                      September 30,
                                                       2001           2000               2001              2000
                                                       ----           ----               ----              ----
                                                                                                           >
     Net Sales:
                     Semiconductor Devices         $ 3,782,703     $ 2,996,470        $12,053,711       $ 9,220,772
                     Government Contracts              322,910         377,694          1,116,383         1,876,396
                                                   -----------     -----------        -----------       -----------
                     Total                         $ 4,105,613     $ 3,374,164        $13,170,094       $11,097,168

     Net Loss:
                     Semiconductor Devices         $  (266,471)     (4,235,689)       $  (737,204)      $(3,517,799)
                     Government Contracts              (52,659)        (93,345)          (243,615)          (55,091)
                                                   -----------     -----------        -----------       -----------
                     Total                         $  (419,130)    $(4,329,034)       $  (980,819)      $(3,572,890)


                                                         September 30, 2001     September 30, 2000
                                                         ------------------     ------------------

     Total Assets:
           Semiconductor Devices                             $ 6,112,370            $ 7,582,345
           Government Contracts                                  505,233                670,941
                                                             -----------            -----------
           Total                                             $ 6,617,603            $ 8,253,286


                               SIMTEK CORPORATION



Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS:

     Simtek Corporation ("Simtek" or the "Company") recorded net sales of $4,105,613 for the third quarter of 2001 and $13,170,094 for the nine months ended September 30, 2001 up from $3,374,164 recorded for the third quarter 2000 and $11,097,168 recorded for the nine months ended September 30, 2000. Product sales from the Company's 4 kilobit, 16 kilobit, 64 kilobit and 256 kilobit nonvolatile semiconductor memory products were $3,614,227 and $2,655,987 for the three months ended September 30, 2001 and 2000, respectively and $11,384,857 and $8,139,408 for the nine months ended September 30, 2001 and 2000, respectively. The increase in sales was due primarily to an increase in large customers, worldwide, placing production orders of our products. Sales of the Company's high end industrial and military products increased by approximately $61,000 in the three months ended September 30,2001 as compared to the three months ended September 30, 2000. This increase was due to an increase in defense contracts. One distributor of the Company's nonvolatile semiconductor memory products and two direct customers accounted for approximately 56% of the Company's net product sales for the three months ended September 30, 2001. Products sold to distributors are re-sold to various end customers. The revenue generated from the sale of the Company's logic products was $168,476 and $340,483 for the three months ended September 30, 2001 and 2000, respectively and $668,854 and $1,081,364 for the nine months ended September 30, 2001 and 2000, respectively. This decrease was due to the completion of production contracts in 2000 and the internal activities focusing on integration of the logic business into the Company's operations. The revenue generated from research and development contracts acquired in the Q-DOT merger was $322,910 and $377,694 for the three months ended September 30, 2001 and 2000, respectively, and $1,116,383 and $1,876,396 for the nine months ended September 2001 and 2000, respectively. This decrease was primarily due to reduced billing rates against government contracts due to employee attrition.

     The Company saw a decrease of approximately 9% in our gross margin percentages for the three and nine months ended September 30, 2001 as compared to September 30, 2000. The decrease for the three month period was due primarily to a one time adjustment of inventory values and costs associated with future production orders of our logic products. The decrease for the nine month period was due to an increase in the cost of the silicon wafers required to produce our products. In March 2001, the Company was able to negotiate better pricing from its supplier who produces its silicon wafers and from its test subcontractor. In late September 2001, the Company saw a decrease in costs of our products and management believes that these cost reduction measures should have a positive impact on the gross margins beginning in the fourth quarter of 2001.

     During the third quarter 2001, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and 0.35 micron wafers purchased from Chartered.

     Total other operating expenses saw a decrease of approximately $4,038,000 in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000. Research and Development saw a decrease of approximately $4,293,000 primarily due to an approximate cost of $4,385,000 that occurred in September 2000 which was related to the issuance of stock to WebGear for the purchase of their Bluetooth technology. The balance of the decrease was due to a decreased cost of engineering silicon wafers of $28,000 which was offset by an increase of approximately $120,000 in payroll and payroll overhead costs. Administration saw an approximate $13,000 increase, primarily due to an increase of approximately $35,000 in legal and audit fees related to the acquisition of Q-DOT and securities work and a decrease in payroll and payroll

                               SIMTEK CORPORATION


overhead costs of $22,000. Sales and Marketing saw an increase of approximately $71,000, primarily due to an increase in payroll and payroll overhead costs of $55,000, an increase of approximately $30,000 for contract services and a decrease in travel expenses of $14,000. The $172,000 increase in prepaid investor relations was related to the amortization of the shares of stock issued in September 2000, to two investment banker firms in return for services.

     Total other operating expenses saw a decrease of approximately $2,875,000 in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. Research and Development saw an approximate decrease of $4,044,000 primarily due to an approximate cost of $4,385,000 that occurred in September 2000 which was related to the issuance of stock to WebGear for the purchase of their Bluetooth Technology. The balance of the decrease was related to an increase of approximately $372,000 for payroll and payroll overhead costs, an increase of $47,000 for supplies and a decrease in lease commitment payments of approximately $78,000. Administration saw an increase of approximately $257,000, primarily due to an approximate $274,000 increase in legal and audit fees related to the acquisition of Q-DOT and securities work and a decrease in contract services of approximately $17,000. Sales and Marketing saw an approximate $225,000 increase due primarily in an approximate increase in payroll and payroll overhead costs of $110,000, an approximate increase of $115,000 related to sales commissions to independent sales representatives as a direct result of revenue. The $687,000 increase in prepaid investor relations was related to the amortization of the shares of stock issued in September 2000, to two investment banker firms in return for services.

     The Company recorded a net loss of $419,130 and $4,329,034 for the three months ended September 30, 2001 and 2000, respectively, and a net loss of $980,819 and $3,572,890 for the nine months ended September 30, 2001 and 2000, respectively. The decrease in net losses was due primarily to a decrease in operating expenses.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to remain profitable will depend primarily on its ability to continue reducing manufacturing costs and to increase net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base.

     In October 2001, the Company entered into an agreement with Amkor Technology Inc. ("Amkor") to cooperate to develop a semiconductor process module that combines Simtek's nonvolatile technology with Amkor's advanced 0.25 micron Digital CMOS fabrication line. The module will incorporate Silicon Oxide Nitride Oxide Silicon ("SONOS") technology, which will be used to manufacture both High Density SONOS Flash and nonvolatile SRAM, for stand alone and embedded products. The co-development program is scheduled to yield qualified shipments in approximately 12 months, with a 1 megabit 3.0 volt non volatile semiconductor memory as the primary development vehicle.

     As of September 30, 2001, the Company had received purchase orders during the third quarter expected to be filled within the next six months of approximately $2,400,000. Orders are cancelable prior to 30 days before the scheduled shipping date and, therefore, should not be used as a measure of future product sales.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company had net working capital of $3,767,923 as compared to a net working capital of $5,160,309 as of September 30, 2000. The Company may require additional capital to fund production and marketing of any new products it may develop. The Company does not have any commitments for such additional capital as of the date of this report.

                               SIMTEK CORPORATION


     The change in cash flows for the nine months ended September 30, 2001 used in operating activities was primarily a result of a net loss of $980,819 which is offset by $340,854 in depreciation and amortization, $730,433 in prepaid investor relations, decreases in prepaid expenses and other, and increases in customer deposits and receipts from deferred revenue of $62,944, $2,000 and $15,000, respectively. These decreases were offset by an increase in accounts receivable, inventory, and a decrease in accounts payable and accrued expenses of $627,214, $444,939, $138,727, and $14,244, respectively. The increases in accounts receivable and inventory were related to increased product availability and demand. The change in cash flows used in investing activities was primarily due to the purchase of $325,863 of equipment required to test our products and payments on a capital lease obligation of $35,100. The change in cash flows used in financing activities of $89,723 was due primarily to payments on a line of credit and notes payable and the buyback of Simtek common stock and receipts from deferred revenue.

     The change in cash flows for the nine months ended September 30, 2000 provided by operating activities was primarily due to a net loss of $3,572,890, depreciation of $319,828, prepaid investor relations of $42,967, contributed services of $43,503, and the purchase of incomplete research and development of $4,384,545. Net change of reserve accounts, accounts receivable, prepaid and other, accrued expenses and taxes payable all saw increases of $312,286, $199,348, $127,883, $146,569 and $29,800, respectively. Inventory, accounts payable and customer deposits all saw decreases of $279,897, $527,061 and $33,083, respectively. The decreases in inventory and accounts payable were due to decreased product availability. Cash flows used in investing activities were due primarily to the purchase of $246,926 of equipment required to test our products and payments on a capital lease obligation of $29,467 both of which were offset by a decrease of $100,000 in restricted cash. Cash flows provided by financing activities of $65,476 were due primarily to payments on notes payable and on a line of credit and distributions to stockholders of $129,889, $68,769 and $27,400, respectively, which were offset by the purchase of stock options by the Company's employees of $293,131.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             None

         (b) Reports on Form 8-K

         Form 8-K filed August 20, 2001 - "Simtek Announces Financial Results for Second Quarter of 2001"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      SIMTEK CORPORATION
                                      (Registrant)



November 13, 2001                     By  /s/ Douglas Mitchell
                                         ---------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (acting)