Form 10KSB40
period 2001-12-31
SIMTEK CORP
filed 2002-03-28
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were $16,950,487.

The aggregate market value of the 54,076,887 shares of voting stock held by non-affiliates of the registrant was approximately $18,926,910, based upon the closing sale price of the Common Stock on March 19, 2002 of $0.35 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 22, 2002 was 54,151,273.

Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -----       -----



                                     TABLE OF CONTENTS

PART I

Item 1:   Business.......................................................................  3

Item 2:   Properties..................................................................... 15

Item 3:   Legal Proceedings.............................................................. 15

Item 4:   Matters Submitted to a Vote of Security Holders................................ 15


PART II

Item 5:   Market for Registrant's Common Stock and Related Security Holder Matters....... 16

Item 6:   Management's Discussion and Analysis of Financial Condition and Results
             of Operations............................................................... 17

Item 7:   Financial Statements and Supplementary Data.................................... 27

Item 8:   Changes in and Disagreements with Accountants on Accounting Financial
             Disclosure.................................................................. 50


PART III

Item 9:   Directors and Executive Officers of the Registrant............................. 51

Item 10:  Executive Compensation......................................................... 55

Item 11:   Security Ownership of Certain Beneficial Owners and Management................ 58

Item 12:   Certain Relationships and Related Transactions................................ 60

PART IV

Item 13:   Exhibits, Financial Statement Schedules and Reports on Form 8-K............... 61



                                     PART I

ITEM 1:  BUSINESS
-----------------

GENERAL

     We provide integrated circuits to the electronics market for use in a variety of systems, such as computers, copiers, factory controllers, electric meters and military systems. We design, market and sell our products, but we subcontract the majority of our manufacturing requirements. We have designed and developed nonvolatile semiconductor products since we began business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit nonvolatile semiconductor memory product families and technologies, distribution channels, and sources of supply, including production at subcontractors. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. With our acquisitions during 2000 of Integrated Logic Systems, Inc. and Macrotech Semiconductor Inc., we have added the capability to design, develop and produce programmed semiconductor logic products.

     In September 2000, we purchased incomplete research and development, patents and trademarks from WebGear. We have established a core business within the nonvolatile memory application segment, and are now expanding into other technology areas including logic and data communication markets. These additional product families are intended to allow more rapid total revenue growth and to reduce the risk inherent in our historic dependence on one product family.

     In March 2001, we acquired Q-DOT Group, Inc. Q-DOT Group specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Their projects are supported by "conventional" government and commercial contracts in addition to government contracts sponsored by the Small Business Innovation Research program. We operate Q- DOT Group's government contract research and development operations as our wholly owned subsidiary. We anticipate that this acquisition will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "Silicon Germanium" process technology.

     As of December 31, 2001, our backlog for released purchase orders was approximately $1,444,000, all of which is expected to ship by June 30, 2002. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     We are in production of our first four families of memory products; 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile semiconductor memories. Our 256 kilobit nonvolatile semiconductor memory product was qualified by our internal quality organization to the product's data sheet and in accordance with accepted industry standard practices in 1997 for sales into commercial and industrial markets and in 1998 for shipment into the military market. Our 64 kilobit nonvolatile semiconductor memories have been qualified for sale into commercial, industrial and military markets. Our 16 kilobit and 4 kilobit nonvolatile semiconductor memories have been qualified for sales into commercial and industrial markets. Our nonvolatile semiconductor memories are physically smaller and require less maintenance than Static Random Access Memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than Static Random Access Memory devices that achieve nonvolatility by being combined with additional chips.

     Our programmed semiconductor logic products are used to replace programmable logic devices when a customer has completed its system design and requires cost-reduced integrated circuits for volume manufacturing. Each programmed semiconductor logic product is configured using the individual customer's design files and is built to his specific requirements.

     We reduce capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing began providing silicon wafers for our nonvolatile semiconductor memory products in September 1993 and continues to provide wafers based on our product technology. United Microelectronics and Chartered Semiconductor Manufacturing provide silicon wafers for our programmed semiconductor logic products based on 0.5 micron and
0.35 micron product technology, respectively. Amkor Technology and Amkor Test Services provide assembly and final test services, respectively, for our nonvolatile semiconductor memory products built from the wafers purchased from Chartered Semiconductor Manufacturing. Advanced Semiconductor Engineering and OSE USA, Inc. provide assembly services for our programmed semiconductor logic products. Testing of our programmed semiconductor logic products is done either internally or by Advanced Interconnect Technologies.

     During 2001, all of the wafers used to produce our nonvolatile semiconductor memories were purchased from Chartered Semiconductor Manufacturing. Sales of these products accounted for approximately 86% of our revenue for 2001. Wafers were purchased from both Chartered Semiconductor Manufacturing and United Microelectronics in 2001 to support our programmed semiconductor logic products. Sales of these products accounted for approximately 5% of our revenue for 2001. The remaining 9% of our revenue was from research and development contracts.

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Savannah, Georgia. We have engaged 18 independent representative organizations with 43 sales offices and 31 distributor organizations with over 250 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

     Since May 2000, we have made three acquisitions and issued stock instead of paying cash to three companies for the purchase of goods and services.

     MEMORY INDUSTRY AND PRODUCT BACKGROUND

     The semiconductor memory market is large and highly differentiated. This market covers a wide range of product densities, speeds, features and prices. We believe that the ideal memory would have:

o high bit density per chip to minimize the number of chips required in a system;
o fast data read and write speeds to allow a system's microprocessor to access data without having to wait;
o    the ability to read and modify data an unlimited number of times;
o the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility);
o    availability in a variety of package types for modern assembly  techniques;
     and
o the ability to be tested completely by the manufacturer to ensure the highest quality and reliability.

Although customers would like to have memory components with all of these attributes it currently is not technically feasible. Therefore, the memory market is segmented with different products combining different mixes of these attributes.

     Semiconductor memories can be divided into two main categories, volatile and nonvolatile. Volatile memories generally offer high densities and fast data access and programming speeds, but lose data when electrical power is interrupted. Nonvolatile memories retain data in the absence of electrical power, but typically have been subject to speed and testing limitations. They also wear out if they are modified too many times. There are a number of common volatile and nonvolatile product types, as set forth below. The list of products under "Combinations" is limited to single packages and does not include combinations of the listed memories in separate packages, such as Static Random Access Memories in combination with Electrically Erasable Programmable Read Only Memories and Erasable Programmable Read Only Memories.


        Volatile                           Nonvolatile                              Combinations
        --------                           -----------                              ------------
Static Random Access Memories     Electrically Erasable Programmable       Nonvolatile Static Random Access
                                  Read Only Memory                         Memory

Dynamic Random Access Memory      Flash Memory                             Nonvolatile Random Access
                                                                           Memory

                                  Erasable Programmable Read Only          Static Random Access Memory plus
                                  Memory                                   lithium battery

                                  Programmable Read Only Memory

                                  Read Only Memory


     VOLATILE MEMORIES. Rewritable semiconductor memories store varying amounts of electronic charge within individual memory cells to perform the memory function. In a Dynamic Random Access Memory the charge must be electrically refreshed many times per second or data are lost even when power is continuously applied. In a Static Random Access Memory the charge need not be refreshed, but data can be retained only if power is not interrupted.

     NONVOLATILE MEMORIES. A Read Only Memory is programmed, or written, once in the later stages of the manufacturing process and cannot be reprogrammed by the user. Programmable Read Only Memory can be programmed once by the user, while Erasable Programmable Read Only Memory may be reprogrammed by the user a limited number of times if the Erasable Programmable Read Only Memory is removed from the circuit board in the equipment. Both Flash memory and Electrically Erasable Programmable Read Only Memory may be reprogrammed electrically by the user without removing the memory from the equipment. However, the reprogramming time on both Electrically Erasable Programmable Read Only Memory and Flash memory is excessively long compared to the read time such that in most systems the microprocessor must stop for a relatively long time to rewrite the memory.

     COMBINATIONS. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using Static Random Access Memories in combination with Erasable Programmable Read Only Memory and Electrically Erasable Programmable Read Only Memory chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with Static Random Access Memory. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the Static Random Access Memory to the Electrically Erasable Programmable Read Only Memory; an excessive time at power loss. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines an Static Random Access Memory with lithium batteries in a single package.

     Nonvolatile Random Access Memories combine volatile and nonvolatile memory cells on a single chip and do not require a battery. We believe our nonvolatile semiconductor memory represents a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. We combine a Static Random Access Memory cell with an Electrically Erasable Programmable Read Only Memory cell to create a small nonvolatile semiconductor memory cell. Our unique and patented memory cell design enables the nonvolatile semiconductor memory to be produced at densities higher than existing Nonvolatile Random Access Memories and at a lower cost per bit. In addition to high density and nonvolatility, the nonvolatile semiconductor memory has fast data access and program speeds and the Static Random Access Memory portion of the memory can be modified an unlimited number of times without wearing out.

     MEMORY TECHNOLOGY

     We use an advanced implementation of silicon-nitride-oxide-semiconductor technology. Silicon- nitride-oxide-semiconductor technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. Silicon-nitride-oxide-semiconductor technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and Electrically Erasable Programmable Read Only Memories using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate Electrically Erasable Programmable Read Only Memories have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for our products to protect against tunnel oxide rupture. In addition, our product designs incorporate a special test feature which can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride.

     The Silicon-nitride-oxide-semiconductor technology coupled with our nonvolatile semiconductor memory cell allows high performance nonvolatile Static Random Access Memory to be manufactured using complementary metal oxide semiconductor technology. The Silicon-nitride-oxide-semiconductor technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

     OUR MEMORY PRODUCTS

     Nonvolatile Static Random Access Memories. Our 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile semiconductor memory product families consist of nonvolatile memories that combine fast Static Random Access Memory and nonvolatile Electrically Erasable Programmable Read Only Memory characteristics within each memory cell on a single chip of silicon. The Static Random Access Memory portion of the nonvolatile semiconductor memories is operated in the same manner as most existing Static Random Access Memory products. The Static Random Access Memory can be written to and read from an unlimited number of times. The Electrically Erasable Programmable Read Only Memory can be programmed, depending upon device type, by user control or automatically by transferring the Static Random Access Memory contents into the Electrically Erasable Programmable Read Only Memory. The Electrically Erasable Programmable Read Only Memory data can be transferred back into the Static Random Access Memory by user control or the data can be transferred automatically.

     Our nonvolatile semiconductor memories have fast data access speeds of 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast Static Random Access Memory and meet the requirements of much of the fast Static Random Access Memory market. The high speed characteristics of our nonvolatile semiconductor memories allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. Our nonvolatile semiconductor memories can be used to replace Static Random Access Memories with lithium batteries and multiple chip solutions such as Static Random Access Memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nonvolatile semiconductor memory products to meet the design and performance requirements of many different types of systems.

     We finalized commercial and industrial qualification of two versions of our initial 64 kilobit nonvolatile semiconductor memory product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nonvolatile semiconductor memories in May 1992. We began sales into the commercial market of our initial 16 kilobit nonvolatile semiconductor memory product family in 1992. The nonvolatile semiconductor memory product family also includes the 4 kilobit version. We completed the development and product qualification of the 64 kilobit AutoStoreTM nonvolatile semiconductor memory in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the Static Random Access Memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256 kilobit nonvolatile semiconductor memory occurred in 1997 and military qualification of our 256 kilobit nonvolatile semiconductor memory was completed in the second quarter of 1998.

     PROGRAMMABLE LOGIC DEVICE INDUSTRY

     The electronics industry uses logic integrated circuits to route electrical signals to perform tasks unique to that system. These unique operations differentiate one system capability from another. Field Programmable Gate Arrays and Complex Programmable Logic Devices have become popular for this purpose, and are supplied by a number of major suppliers, such as Xilinx and Altera. These products provide high performance, flexible solutions, but the technology required to allow these products to be programmable is expensive when compared to non-programmable, fixed function, application specific products.

     OUR PROGRAMMED SEMICONDUCTOR LOGIC PRODUCTS

     Programmed semiconductor logic products are built to order based on customer designs that are electronically transferred to our design workstations. Our engineers then verify the design and implement it in the appropriate technology to provide the most cost effective solution available for the customer.

     Our customers often ask that we provide them with programmed semiconductor logic products at a lower price than their existing logic products without sacrificing the products' functionality. Our software conversion tools translate our clients' design files of their logic products generally allowing us to provide our clients with a logic product that has the same functionality but at a lower cost than their existing logic products. We have also developed a testability feature that allows us to test our programmed semiconductor logic products without dedicating a portion of the chip area to such testing.

     We subcontract the production of our semiconductor logic products to various fabrication facilities. We provide the fabrication facilities with the design of our programmed semiconductor logic products and these facilities install our designs on the chips through standard wafer processing. We currently contract with United Microelectronics for 0.5 micron technology and with Chartered for 0.35 micron technology, in each case through purchase orders on a case-by-case basis. We plan to migrate the technology to a 0.25 micron process as the market develops. Lower micron processes allow us to provide our customers with the same functionality in our products but at a lower cost.

PRODUCT WARRANTIES

         We presently provide a one-year limited warranty on our products.

RESEARCH AND DEVELOPMENT

     Our research and development activities are centered around developing new products and reducing the cost of our nonvolatile semiconductor memory products as well as the development and design of customer specific programmed semiconductor logic products. We continually work to improve yield on the 0.8 micron technology in order to reduce costs. In order to further reduce costs, since late 1997 we have used outside experts for testing of our products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     In an effort to expand our products, we acquired, from WebGear, incomplete research and development of technology that we intend to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephone, personal digital assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling. We plan to spend approximately $250,000 over the next year in order to develop and manufacture integrated circuits using the technology in Bluetooth applications.

     We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced Silicon Germanium process technology. Silicon

Germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits. We plan to spend approximately $350,000 over the next year in order to develop and manufacture integrated circuits using the Silicon Germanium process technology.

     Our research and development expenditures for the years ended December 31, 2001 and 2000 were $3,155,360 and $6,277,617, respectively. Of the $6,277,617 expenditure incurred in 2000, $3,962,646 was related to the incomplete research and development we purchased from WebGear with stock. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into a manufacturing agreement with Chartered Semiconductor Manufacturing to provide us with silicon wafers for our products. Under the manufacturing agreement with this subcontractor, it has installed a manufacturing process for versions of our current and future memory products.

     Finished wafer procurement reverted to Chartered Semiconductor Manufacturing during 1998 as we ceased purchasing finished units from Zentrum Mikroelektronik Dresden. We used United Microelectronics for wafer procurement of our 0.5 micron programmed semiconductor logic products and Chartered Semiconductor Manufacturing for wafer procurement of our 0.35 micron programmed semiconductor logic products. During 2000, all of our product revenue was based on wafers purchased from Chartered Semiconductor Manufacturing and United Microelectronics.

     Device packaging of our nonvolatile semiconductor memory products continued at the Amkor facilities in the Philippines and South Korea. Final test for our nonvolatile semiconductor memory products was established successfully at Integra Technologies, now Amkor Test Services, in Wichita, Kansas. Device packaging of our programmed semiconductor logic products continued at Advanced Semiconductor Eng., Inc. in Taiwan. Final test of our programmed semiconductor logic products was completed in our Colorado Springs facility and at Advanced Interconnect Technologies in San Jose, California.

     Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     Our quality and reliability programs were audited by several commercial and
military   customers   during  2001  and  2000  as  part  of  routine   supplier
certification procedures. All such audits were completed satisfactorily.

MARKETS

     Our memory products are targeted at fast nonvolatile Static Random Access Memory markets, Static Random Access Memory plus Electrically Erasable
Programmable Read Only Memory markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our  programmed   semiconductor   logic  products  are  built  to  customer
requirements in many application areas. Therefore, we believe that our products will address very broad markets including these applications:

     Airborne and Space Computers *        Lighting *
     Automotive Control & Monitoring       Medical Instruments *
     Portable Telephone Modems             Control Systems *
     Portable Computers                    Currency Changers
     Postal Meters                         Data Monitoring Equipment *
     Printers *                            Disk Drives *
     Process Control Equipment *           Facsimile Machines *
     Radar and Sonar Systems *             Gaming *
     Telecommunications Systems *          GPS Navigational Systems
     Terminals *                           Guidance and Targeting Systems *
     Test Equipment *                      High Performance Workstations
     Utility Meters *                      Laser Printers *
     Vending Machines                      Mainframe Computers
     Weapon Control Systems *              CD Writers
     Security Systems *                    Copiers *
     Broadcast Equipment *                 Cable TV Set Top Converter Boxes *
     Studio Recording Equipment *

     The applications marked with an asterisk currently use our products. The other applications use similar products, but may use our products in newer designs.

     We are increasing marketing and sales emphasis on office automation products such as copiers and mass storage systems as well as increasing sales efforts in data communication applications.

SALES AND DISTRIBUTION

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have three sales and marketing offices, located in Colorado Springs, Colorado, Bristol, England and Savannah, Georgia. We have engaged 18 independent representative organizations with 43 sales offices and 31 distributor organizations with over 250 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

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

CUSTOMERS AND BACKLOG

     We have shipped qualified nonvolatile semiconductor memory products to customers directly and through distributors since the September 1991 commercial product qualification; the majority of our customers are Fortune 500 companies. Approximately 49% of our net product sales during 2001 were to customers in the United States, approximately 29% were to customers in the Pacific Rim, and 14% were to customers in Europe. The remaining product sales were to customers in other locations.

     As of December 31, 2001, we had a backlog of unshipped customer orders of approximately $1,444,000, which is expected to be filled by June 30, 2002. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LICENSES

     ZENTRUM MIKROELEKTRONIK DRESDEN. In June of 1994, we signed a joint development agreement with Zentrum Mikroelektronik Dresden to install the 1.2 micron products for manufacture at Zentrum Mikroelektronik Dresden and to jointly develop the 0.8 micron technology at Chartered Semiconductor Manufacturing. The agreement was modified in August of 1994 by a Letter of Intent between us to bypass the installation of our nonvolatile semiconductor memory products based on a 1.2 micron process technology at Zentrum Mikroelektronik Dresden and instead modify the 0.8 micron technology to run in the Zentrum Mikroelektronik Dresden factory. Zentrum Mikroelektronik Dresden has paid us all the monetary requirements under this agreement including any royalties we may receive from sales of these jointly developed products.

     FUTURE LICENSE SALES. We intend to sell product and technology licenses on a selective basis. We will continue to seek licensing partners who can contribute to the development of the nonvolatile semiconductor memory market and provide a meaningful level of revenue to us while not posing an undue threat in the marketplace.

COMPETITION

     Our products compete on the basis of several factors, including data access and programming speeds, density, data retention, reliability, testability, space savings, manufacturability, ease of use and price.

     Products that compete with our family of nonvolatile semiconductor memories fall into three categories. The first category of products that compete with our nonvolatile semiconductor memories are volatile and nonvolatile chips used in combination, such as fast Static Random Access Memories used with Erasable Programmable Read Only Memories, Electrically Erasable Programmable Read Only Memories, or Flash memory. We believe that we have advantages over these products because the nonvolatile semiconductor memory allows data to be stored in milliseconds as compared to seconds for chips used in pairs. Our single chip solution provides a space savings and easier manufacturing. Our single chip solution generally provides increased reliability versus multiple chips. We believe it will be able to compete with many solutions requiring density up to 256 kilobits; however, in those instances where the density requirement is beyond 256 kilobits the nonvolatile semiconductor memory does not compete. New systems designs tend to use larger memory densities greater than 256 kilobits, reducing the market available to us. We estimate that less than 10% of the market uses 256 kilobit or smaller memories. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp. We currently hold less than 1% market share this market category.

     The second category of products that compete with our nonvolatile semiconductor memories are products that combine Static Random Access Memories with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nonvolatile semiconductor memories due in part to limitations caused by life of the lithium battery when coupled with a faster Static Random Access Memory. Our nonvolatile semiconductor memories are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the Static Random Access Memory/battery solutions by the lithium battery. Our nonvolatile semiconductor memories can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed Static Random Access Memory products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Texas Instruments. We currently hold approximately 10% of this market category.

     The third category consists of Nonvolatile random access memories that combine Static Random Access Memory cells and Electrically Erasable Programmable Read Only Memory memory cells on a monolithic chip of silicon. Our current product offerings are of higher density, faster access times and we believe can be manufactured at lower costs per bit than Nonvolatile random access memories. We believe that traditional manufacturers of Nonvolatile random access memories have discontinued manufacturing their products.

     Zentrum Mikroelektronik Dresden, through their license agreement with us, has the worldwide right to sell under the Zentrum Mikroelektronik Dresden label nonvolatile semiconductor memories developed jointly by Zentrum Mikroelektronik Dresden and us. With volume production established at Zentrum Mikroelektronik Dresden, Zentrum Mikroelektronik Dresden is selling such nonvolatile semiconductor memories. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nonvolatile semiconductor memory products. However, in 2000 and 2001, we were required to reduce prices to specific markets due to the increased competition from Zentrum Mikroelektronik Dresden. We believe that the competition from Zentrum Mikroelektronik Dresden has increased the number of companies using nonvolatile semiconductor memories, but may have put downward pressure on average selling prices.

      We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Each of these requires a newly developed process technology which has processing risk, but may deliver performance characteristics superior to our technology if perfected. Each of these processes integrates materials into the silicon processing steps which are not commonly used for semiconductor memory products today. If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products. Ramtron, Raytheon, Symetrix, and others are developing ferroelectric products. IBM is developing magnetic film products.

     Programmed semiconductor logic-type solutions are supported by semiconductor companies such as AMI Semiconductor, NEC, Flextronics, and Temic. These competitors provide a wide variety of solutions using semiconductor processes ranging from 0.8 micron process technology to 0.25 micron process technology. The business of converting customers' programmable logic products to non- programmable logic products is highly dependent on the customers' designs and system performance requirements. Each competitor's process technology and software tools will affect its ability to support any particular requirement.

PATENTS AND INTELLECTUAL PROPERTY

     We undertake to protect our product designs and technologies under the relevant intellectual property laws as well as by utilizing internal disclosure safeguards. Under our licensing programs, we exercise control over the use of our protected intellectual property and have not permitted our licensees to sublicense our nonvolatile semiconductor memory products or technology.

     It is common in the semiconductor industry for companies to obtain copyright, trademark, trade secret and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued twenty six patents in the United States on our nonvolatile semiconductor memory cell and other circuit designs. These patents relate to circuit implementations used to design our nonvolatile memory products. The use of these patents allows us to design circuits with lower power consumption and faster store timing than would be possible otherwise giving us a competitive advantage over other technologies. These patents have terms that expire through 2008 to 2013. We have also taken steps to obtain European patents in the large European countries, including Germany, France, the United Kingdom and Sweden on the nonvolatile memory patents that would have potential value in international markets. We have four applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     Many of our product designs are not protected by patents. We have one patent on our logic product technology but protect most of our logic product technology as trade secrets. Our logic products accounted for approximately 5% of our sales for the year ended December 31, 2001. We also protect aspects of our technology that relate to our semiconductor memory products as trade secrets. There are disadvantages to protecting intellectual property as trade secrets rather than patents. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

     We have received federal registration of the term "Novcel" a term we use to describe our technology. We have not sought federal registration of any other trademarks, including "Simtek" and "QuantumTrapTM" or our logo.

EMPLOYEES

     As of the date of this Form 10-KSB, we had 55 full-time employees.

ITEM 2.  PROPERTIES
-------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease expires on February 28, 2008. We lease approximately 17,000 square feet of space in Colorado Springs which is occupied by Q-DOT, our wholly-owned subsidiary. This space includes a research and development lab facility of approximately 2,500 square feet. The lease expires on April 30, 2005. Approximately 2,400 square feet of the space is subleased and the tenants' lease with us expires on May 31, 2002.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not aware of any legal proceedings as of the date of this report.


ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     There were no matters submitted to a vote of our security holders in 2001.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SRAM". Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.

     Shown below is the closing high bid and the closing low offer as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                                Common Stock
                                                            --------------------
                                                            High Bid     Low Bid
                                                            --------     -------
     2000
First Quarter..........................................       2.875         2.25
Second Quarter.........................................      1.5313        1.375
Third Quarter..........................................       .9688        .8438
Fourth Quarter.........................................       .3594        .2969

     2001
First Quarter..........................................       .7344        .6562
Second Quarter.........................................         .55          .49
Third Quarter..........................................         .37          .33
Fourth Quarter ........................................         .43          .38


     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2001, we had 434 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

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

OVERVIEW OF CERTAIN ACQUISITIONS AND OTHER TRANSACTIONS

     During 2000 and the first quarter of 2001, we made several acquisitions of high technology companies, some of which we have accounted for as a pooling of interests.

     On May 9, 2000, we acquired Integrated Logic Systems. We issued 3,000,000 shares of our common stock in exchange for all outstanding shares of all classes of Integrated Logic Systems stock. Integrated Logic Systems designs and sells programmed semiconductor logic products. We purchased approximately $30,000 of product from Integrated Logic Systems in 1999. The acquisition was accounted for as a pooling of interest, and the results of Integrated Logic Systems have been consolidated with our results, as if we have been merged throughout the periods presented.

     On June 16, 2000, we acquired 1,875,000 shares of the common stock of WebGear in return for 1,250,000 shares of our common stock. On September 29, 2000, we purchased incomplete research and development, patents and trademarks from WebGear and entered into an agreement to purchase at preferential rates new products developed from the patents and related technology. This agreement provided for WebGear to pay us approximately $600,000 over a 12-month period. The original contract price for the incomplete research and development totaled 1,875,000 shares of WebGear stock plus 3,400,000 shares of our common stock of which 500,000 were held in escrow based on WebGear fulfilling all obligations under the contract. In December 2000, WebGear defaulted on its payment obligations under the preferential rate purchase agreement, thus forcing WebGear to relinquish the 500,000 escrow shares of our common stock which reduced the shares issued to 2,900,000 of our common stock.

     On July 31, 2000, we acquired Macrotech Semiconductor. We issued 1,250,000 shares of our common stock in exchange for all outstanding shares of all classes of Macrotech Semiconductor stock. Macrotech Semiconductor designs and sells programmed semiconductor logic products, which are an extension of the programmed semiconductor logic products that Integrated Logic Systems manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech Semiconductor have been consolidated with ours, as if we have been merged throughout the periods presented.

     On September 14, 2000, we entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners. Each company has received 500,000 shares of our common stock. Both companies assisted us in broadening our financial market presence and establishing new relationships within the industry, investment community and financial media, by arranging meetings for our management with industry analysts, presenting company profiles to analysts and brokerage firms, mailings and personal communication with investors. E.B.M. Associates supported these activities primarily in retail investment markets, while World Trade Partners supported these activities primarily in institutional markets. E.B.M. Associates and World Trade Partners cooperated to coordinate their activities. On September 14, 2000, the closing share price for our common stock was $ 1.0312 per share and accordingly $1,031,000 has been assigned to prepaid investor relations. The cost associated with this transaction was amortized over the life of the period the services were performed. Approximately $301,000 was expensed in 2000. The balance was expensed over the term of the contract, ending in the third quarter of 2001.

     On September 29, 2000, we purchased incomplete research and development, patents and trademarks from WebGear. The incomplete research and development consist of hardware and software developed for wireless data communications, that needs to be modified for use with the Bluetooth technology standard. We originally issued 3,400,000 shares of our common stock which was amended in December 2000 to 2,900,000. We also returned to WebGear the 1,875,000 shares of WebGear common stock that we acquired from WebGear on June 16, 2000. On September 29, 2000, the closing price of our common stock was $0.8438 per share. We have valued the purchased patents and trademarks at $125,000, which was capitalized and recorded as intangible assets. We have valued the incomplete research and development acquired from WebGear at $3,962,646, which was expensed immediately.

     On December 6, 2000, we signed a letter of intent to acquire Q-DOT Group. The merger was completed on March 14, 2001. We acquired Q-DOT Group in exchange for approximately 5,171,731 shares of our common stock. One of the Q-DOT Group subsidiaries specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT Group's projects have been supported by "conventional" government and commercial contracts in addition to government contracts sponsored by the Small Business Innovation Research program. Independent government agencies, such as the Department of the Army, Department of the Navy and Department of the Air Force may award contracts directly, or "conventionally," or may award contracts through the Small Business Innovation Research program. The Small Business Innovation Research program is a Department of Defense program that funds early-stage research projects at small technology companies. We operate our Q-DOT Group's government contract research and development operations as our wholly owned subsidiary. The acquisition was accounted for as a pooling of interest, and the results of Q-DOT Group are consolidated with ours in our financials as if we have been merged throughout the periods. Q-DOT Group held a 1% membership interest in QD Acoustics, LLC. QD Acoustics specializes in high performance semiconductor applications for sonar and medical imaging products such as ultrasound equipment. We do not expect that our ownership interest in QD Acoustics will be material to our business.

RESULTS OF OPERATIONS

     GENERAL. We have designed and developed nonvolatile semiconductor products since we commenced business operations in May 1987. We have concentrated on the design and development of our nonvolatile semiconductor memory product families and technologies, marketing, distribution channels, and sources of supply, including production at subcontractors. With the acquisition of Integrated Logic Systems and Macrotech Semiconductor, we have added the capability to design, develop and produce gate array integrated circuits, or our logic products.

     Our business was founded on a specialized technology that supported development of nonvolatile semiconductor memories. We developed our current memory products out of this technology. This single product family does not allow growth into a broad range of applications. Therefore, in an effort to expand our products, we acquired from WebGear incomplete research and development of technology that we intend to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephones, Personal Digital Assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling. We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "Silicon Germanium" process technology. Silicon Germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits.

     In September 1991, we began the sale of our commercially qualified 64 kilobit nonvolatile semiconductor memory products based on a 1.2 micron process technology. The 1 micron process technology is manufactured with spacing between design elements of approximately one millionth of one meter. Generally speaking, the smaller the spacing between design elements, the less expensive the production cost of our memory products. Accordingly, we generally try to design with lower micron technology. Kilobits are a measure of the amount of data that can be stored. More kilobits imply more storage.

     After initial qualification of our first product in 1991, we began expanding the 64 kilobit nonvolatile semiconductor memory product family. By the end of 1993, we had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. When we say we "qualify" a product, we mean that our internal quality organization confirms the product's performance to the product's data sheet and accepted industry standards. Commercial products operate from 0 degrees to 70 degrees Centigrade, industrial products from -40 degrees to 85 degrees Centigrade and military products from -55 degrees to 125 degrees Centigrade. Specific customers require different temperatures for their applications. During 1995, we developed our 64 kilobit nonvolatile semiconductor memory products based on a 0.8 micron process technology. Qualification of this product occurred in 1996. In late 1996 and into 1997, we, along with assistance from Zentrum Mikroelektronik Dresden, completed the design, installation and qualification of our 256 kilobit nonvolatile semiconductor memory product based on 0.8 micron process technology into Zentrum Mikroelektronik Dresden's silicon wafer fabrication facility. In 1997, we installed the 256 kilobit nonvolatile semiconductor memory product built on 0.8 micron process technology in Chartered Semiconductor Manufacturing's silicon wafer fabrication facility. Qualification of this product for use in the commercial and industrial market occurred in 1997 and qualification for use in the military market occurred in the second quarter of 1998. In the fourth quarter 1997, we qualified the 64 kilobit nonvolatile semiconductor memory product built on 0.8 micron process technology for sale in the commercial and industrial market. Our programmed semiconductor logic products are supported with silicon wafers, built on 0.5 micron process technology, purchased from United Microelectronics and silicon wafers purchased from Chartered Semiconductor Manufacturing built on a 0.35 micron process technology. Products manufactured with smaller spacing generally support lower product costs by reducing the amount of raw material required for the product. Sales of products built on wafers purchased from Chartered Semiconductor Manufacturing and United Microelectronics accounted for all of our semiconductor product sales revenue for 2000 and 2001.

     REVIEW OF 2001 OPERATIONS - SEMICONDUCTOR DEVICES. Total product sales of our semiconductor devices for 2001 was approximately $15,500,000. We did see an increase in volume production orders in 2001, which caused an increase in unit shipments and a slightly overall lower average selling price as compared to 2000. Sales of our 4 and 16 kilobit, 64 kilobit and 256 kilobit commercial products saw an increase in 2001 by approximately 12%, 10% and 84%, respectively. These increases were due to better product availability in 2001 and larger production volume orders being placed in 2001 as compared to 2000. Sales of our 64 kilobit high-end industrial and military market saw a decrease of approximately 32%. This decrease was due to a reduction in demand for older system designs. Sales of our 256 kilobit high-end industrial and military market saw an increase in 2001 of approximately 105% as compared to 2000. This increase was due to an increasing government spending on newer, state of the art, military systems. We believe that future defense spending will increase to historic levels, but it remains unclear when this will occur. Sales of our logic products saw a decrease of approximately 35% in 2001 as compared to 2000. This decrease was due primarily to a decrease in broad-based market requirements for digital applications specific integrated circuits as world-wide consumer demand declined with the general economy.

     With the return of production volume orders being placed for our 16 kilobit, 64 kilobit and 256 kilobit commercial products and an increase in competition, we saw a slight decrease in our overall average selling prices as compared to 2000. These orders reflect high volume manufacturing of systems targeted at competitive growth markets. However, with this decrease, we saw an increase in unit shipments for 2001 as compared to 2000 of approximately 20%, 11%, 96% and 20% for our 16 kilobit, 64 kilobit, 256 kilobit, and logic commercial products, respectively. Our 256 kilobit high-end industrial and military products saw an increase of approximately 64% in unit shipments.

     Due to the decrease in average selling prices, an increase in freight costs and internal manufacturing costs, we had an approximate 4% decrease in our gross margins for 2001 as compared to 2000.

     REVIEW OF 2001 OPERATIONS - GOVERNMENT  CONTRACTS.  Total revenue  received
from  our  research  and  development   contracts  for  2001  was  approximately
$1,500,000. This was equal to 9% of our total revenue in 2001.

     YEARS ENDED DECEMBER 31, 2001 AND 2000 - SEMICONDUCTOR DEVICES. Our net product sales of our semiconductor devices for 2001 totaled approximately $15,500,000 compared to $12,200,000 in 2000. The increase in net product sales for the year ended December 31, 2001 was due primarily to increased volume production orders in North America. During 2001, sales of our 64 kilobit and 256 kilobit nonvolatile semiconductor memory military products accounted for approximately 10% of our total semiconductor device sales as compared to 14% in 2000. Sales of our 64 kilobit and 256 kilobit commercial and industrial nonvolatile semiconductor memory products accounted for approximately 80% and 70% of our total semiconductor device sales in 2001 and 2000, respectively. Sales of our programmed semiconductor logic products account for approximately 5% of our total semiconductor sales in 2001 as compared to 11% in 2000. Sales of our 4 kilobit and 16 kilobit nonvolatile semiconductor memory products accounted for the balance of the sales in 2001. One distributor and two direct customers of our nonvolatile semiconductor memory products accounted for approximately 49% of our net product sales for the year ended December 31, 2001. Products sold to distributors are resold to a larger number of system manufacturers.

     The 2001 loss of approximately $926,000, from the semiconductor devices portion of our business, decreased in 2001 by approximately $2,450,000 as compared to 2000. This decrease was related to increases in revenue of approximately $3,300,000, an increase in cost of sales of approximately $2,730,000, a decrease in operating expenses of approximately $2,010,000 and an increase of $130,000 in other income and expense.

     Operating expenses, from the semiconductor devices portion of our business, were approximately $2,100,000 less for the year ended December 31, 2001 than for the year ended December 31, 2000. The largest part of this decrease was related to research and development which had an approximate $2,940,000 decrease. Of the approximate $2,940,000 decrease, approximately $3,960,000 was due to the issuance of stock to WebGear for the purchase of their Bluetooth technology that occurred in 2000 and not in 2001 and an approximate $10,000 decrease in rented and leased equipment expense. These decreases were offset by increases of approximately $790,000 for labor and benefits costs related to an increase of the number of engineers required to develop our programmed semiconductor logic products and an increase in engineering contractors required to layout our new test chip that we are developing with Amkor Technology, Inc. Additional increases were $190,000 for new product development and qualification costs, $30,000 in repairs and maintenance and $20,000 for increased depreciation. The next largest increase was approximately $430,000 which was related to the amortization of the issuance of 1,000,000 shares of stock to two investment banker firms in September 2000 for services they performed for us. Sales and marketing saw an increase of approximately $340,000 of which $185,000 was due to an increase in costs related to sales and marketing personnel and the addition of a vice-president of sales and marketing. An approximate $175,000 increase in sales commissions was paid to our salesmen and our sales representatives. Sales commissions are a direct result of product sales. These increases were offset with a decrease of approximately $20,000 in travel and advertising expenses. General and administration saw an increase of approximately $160,000 of which $140,000 of this increase was related to legal fees, audit fees and consulting services related to the acquisition of Q-DOT Group. Increased costs related to payroll and benefits accounted for the balance of the increase.

     Other income/expense, from the semiconductor devices portion of our business, for the year ended December 31, 2001 decreased by approximately $130,000 as compared to December 31, 2000. This decrease was primarily due to an approximate $90,000 decrease in interest income, a $30,000 decrease in interest and an increase in other income of approximately $70,000.

     YEARS ENDED DECEMBER 31, 2001 AND 2000 - GOVERNMENT CONTRACTS. Revenue received from research and development contracts in 2001 totaled approximately $1,500,000 compared to $2,300,000 in 2000. The decrease was primarily due to reduced billings against government contracts which was a direct result of employee attrition. Revenue against government contracts is realized as labor is applied to the contract. Reduced staffing results in reduced billings.

     The 2001 loss of approximately $190,000, from the government contracts portion of our business, increased in 2001 by approximately $30,000 as compared to 2000. This increase was related to a decrease in revenue of approximately $810,000, a decrease in costs of contracts of approximately $390,000, and decreases in operating spending, other income/expense and equity losses of QD Acoustics of $160,000, $40,000 and $190,000, respectively.

     Operating expenses, from the government contracts portion of our business, were approximately $160,000 less for the year ended December 31, 2001 than for the year ended December 31, 2000. The largest part of this decrease was related to research and development which had an approximate $180,000 decrease. Of the approximate $180,000 decrease, approximately $40,000 was due to a decrease in labor costs from employee attrition, $60,000 was due to a decrease in wafer foundry costs, $120,000 decrease in lease payments and a $40,000 increase in recruiting and relocation fees. General and administration saw an increase of approximately $20,000. This increase was primarily due to a $50,000 decrease in labor costs from employee attrition and a $20,000 decrease in professional and consulting services. These decreases were offset by a one time charge of $90,000 that occurred in 2000, which was related to a billing rate adjustment that we incurred.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and Government representatives. Costs submitted for reimbursement are subject to
Government audits for compliance with government costs accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1997 have been completed without any material adjustments. Management does not believe the results of the March 31, 1998, March 31, 1999, March 31, 2000, December 31, 2000 and December 31, 2001
Government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

     Other income/expense, from the government contracts portion of our business, for the year ended December 31, 2001 decreased by approximately $40,000 as compared to December 31, 2000. This decrease was primarily due to us paying off notes and leases that decrease our interest expense.

     We had a net loss of $1,120,350 for the year ended December 31, 2001 compared to a net loss of $3,540,342 for the year ended December 31, 2000.

FUTURE RESULTS OF OPERATIONS

     Our ability to maintain profitability will depend primarily on our ability to continue reducing our manufacturing costs and increasing net product sales by improving the availability of existing products, by the introduction of new products and by expanding our customer base.

     In October 2001, we entered into an agreement with Amkor Technology to cooperate to develop a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25 micron digital complementary metal-oxide semiconductor, or "CMOS" fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured into most of today's computer microchips. The module will incorporate silicon oxide nitride oxide silicon technology, which will be used to manufacture both high density silicon oxide nitride oxide silicon flash and nonvolatile semiconductor memories, for stand alone and embedded products. The co-development program is scheduled to yield qualified shipments in approximately 12 months, with a 1 megabit 3.0 volt nonvolatile semiconductor memory as the primary development vehicle.

     As of December 31, 2001, we had a backlog of unshipped customer orders of approximately $1,444,000 expected to be filled by June 30, 2002. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     We believe that our earnings will increase for the year 2002 due to increased shipment volumes of our semiconductor products which we believe will result in lower costs based on volume purchasing of raw materials and subcontract services. We believe our shipment volumes will increase due to the growth in demand for our products that we have noticed over the last 18 months. During 2001, we had approximately 27% more revenue for our semiconductor devices measured in dollars than in the previous year. We cannot assure you that the growth in demand, or demand for our products will not decline in the future. Our increased shipping volumes have led to reduced product costs. We have received reduced pricing from our packaging supplier that went into affect in the second quarter of 2001, and our silicon wafer subcontractor reduced prices that went into affect with June 2001 deliveries. We have also implemented test time reduction programs that started in May 2001 which will reduce test costs. However, along with these increased volumes, we are beginning to see slight degradation in our average selling prices. We are currently reviewing additional cost reduction measures that we hope will result in improved earnings, provided that our customers' end markets remain robust.

     In 2000 and 2001, we purchased all of our silicon wafers for our nonvolatile semiconductor memory products from a single supplier, Chartered Semiconductor Manufacturing. Approximately 94% of our semiconductor device sales for 2001 and 89% of our semiconductor product sales for 2000 were from finished units produced from these silicon wafers. We had an agreement with Chartered Semiconductor Manufacturing to provide wafers through September 1998. Although Chartered Semiconductor Manufacturing continues to provide us wafers under the terms defined in this contract we do not have a current signed agreement. In 2001, we purchased all of our silicon wafers built on a 0.5 micron process technology and our silicon wafers built on a 0.35 micron process technology for our programmed semiconductor logic products from United Microelectronics and Chartered Semiconductor Manufacturing, respectively. Approximately 5% of our semiconductor device sales for 2001 were from finished units produced from these wafers. Currently, we do not have a current signed agreement for either of these companies to furnish us wafers, however, we have seen no disruption in their supply to us. Any disruptions in our relationship with Chartered Semiconductor Manufacturing could have an adverse impact on our operating results.

     Zentrum Mikroelektronik Dresden, through their license agreement with us, has the worldwide right to sell nonvolatile semiconductor memory products developed jointly by us and Zentrum Mikroelektronik Dresden. As it has established volume production, Zentrum Mikroelektronik Dresden continues selling such nonvolatile semiconductor memory products. In the past year, we did see increased competition with Zentrum Mikroelektronik Dresden as compared to the previous year. However, due to Zentrum Mikroelektronik Dresden creating a second source for nonvolatile semiconductor memory products, we believe that its presence may have a positive impact because many large manufacturers require two sources from which to purchase product. We will not be receiving any further license payments from our contract with Zentrum Mikroelektronik Dresden.

     We intend to continue designing, developing and subcontracting the production of our memory products. We also propose to continue to sell to existing and new customers through our normal sales and marketing efforts. We also intend to extend our logic product offerings. We will also begin development of high performance data communications products based on Silicon Germanium process expertise gained through our acquisition of Q-DOT Group. We believe that the additional logic and data communication products offered through these acquisitions will allow us to expand our product offering into new applications and additional customers. We anticipate that this will reduce our dependence on any single product line and provide additional potential sources of revenue.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2001, we have received approximately $32,100,000 of gross proceeds from the sale of convertible debt and equity securities. From inception through December 31, 2001, we generated approximately

$10,085,000 of gross revenue from the sale of product and technology licenses, approximately $60,715,000 from net product sales and approximately $600,000 in royalty income.

     Under the Cooperation Agreement entered into with Zentrum Mikroelektronik Dresden in September 1995, Zentrum Mikroelektronik Dresden had the right to convert all financing into shares of our common stock at a price of $0.175 per share for all monies paid in 1995 and at the average share price of the quarter the monies were paid for all monies paid in 1996. In 1996, we received $378,551 under this agreement of which $248,398 was converted into 1,353,374 shares of our common stock at a price of $.1548 and 165,000 shares of our common stock at a price of $.2358. Zentrum Mikroelektronik Dresden converted the remaining $130,153 into 551,964 shares of our common stock. During 2000, Zentrum Mikroelektronik Dresden began selling their shares of our common stock.

     In 1998, we closed a $1,500,000 financing transaction with Renaissance Capital. This offering involved convertible debentures with a seven year term bearing interest at 9 percent per annum. In the first quarter of 2000, Renaissance converted all $1,500,000 of the debentures into an aggregate of 7,692,308 shares of our common stock. At the time of the conversion of the debentures, we were able to cease making interest payments and the underlying note was paid in full.

     During 2000 and the first quarter of 2001, we acquired three companies in exchange for a total of approximately 9,420,000 shares of our common stock. Each of these acquisitions were handled as a pooling of interest and therefore the financial activities were integrated retroactively. We were not required to pay any cash as part of the purchase price in these transactions.

     During 2000, we also issued a total of 5,150,000 shares of our common stock to three separate companies. We issued 2,900,000 in exchange for incomplete research and development that we acquired from WebGear, 1,250,000 to WebGear in exchange for 1,875,000 shares of WebGear's common stock and 500,000 shares of our common stock to each of two separate investment banker firms, World Trade Partners and E.B.M. Associates, for their services.

     The change in cash flows for the year ended December 31, 2001, used in operating activities was primarily a result of a net loss of $1,120,350 which is offset by $462,083 in depreciation and amortization, $730,433 in investor relations expense, loss of disposal of assets of $58,699, and an increase in allowance accounts of $23,883. The change in net loss was also offset by decreases in accounts receivable, prepaid expenses and other, an increase in accounts payable and increases in receipts from deferred revenue of $48,084, $62,349, $331,424 and $15,000, respectively. These amounts were offset by an increase in inventory, and a decrease in accrued expenses of $798,972, and $158,076, respectively. The increase in inventory was related to increased product availability and demand. The change in cash flows used in investing activities was due to the purchase of $509,698 of equipment required to test our products and software required to design our programmed semiconductor logic products. The balance of the change in cash flows used in investing activities was primarily due to payments on a capital lease obligation of $52,977 and borrowings on a capital lease obligations of $97,520. The change in cash flows provided by financing activities of $77,076 was due primarily to borrowings from a line of credit and the issuance of a note of $100,163, payments on the line of credit and notes payable of $84,050, borrowings on a capital lease of $97,520 and payments on the capital lease of $52,977, the exercise of stock options by our employees and directors and the buyback of our common stock.

     The change in cash flows for the year ended December 31, 2000 provided by operating activities was primarily due to a net loss of $3,540,342, depreciation of $430,962, investor relations expense of $300,767, contributed services of $39,035, and the purchase of incomplete research and development of $3,962,645. Net change of reserve accounts, accounts receivable, inventory, prepaid and other, and accrued expenses all had increases of $186,080, $142,037, $85,270, $126,456 and $44,371, respectively. Accounts payable and customer deposits had decreases of $39,689, and $53,010, respectively. Cash flows used in investing activities were due primarily to the purchase of $381,165 of equipment required to test our products and a decrease of $100,000 in restricted cash. Cash flows used in financing activities of $102,518 were due primarily to borrowings from a line of credit and issuance of a note of $908,231, which was offset by payments on lines of credit and notes payable of $1,269,135, payments on a capital lease obligation of $40,644 and the purchase of stock options by the our employees of $297,067.

SHORT-TERM LIQUIDITY.

     Our cash balance at December 31, 2001 was $2,075,704.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Over the coming year, we expect to spend approximately $10,000,000 for operating expenses. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves.

LONG-TERM LIQUIDITY.

     We will continue to evaluate our long term liquidity. We currently do not have any material plan of financing for the medium or long term or out of the ordinary demands of our cash. We expect to continue to meet our capital needs from sales revenues.

ACCOUNTING STATEMENTS

     On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets of cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combination completed afer June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the accounting for business acquisitions prior to July 1, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No.
142. Therefore amortization of goodwill acquired prior to July 1, 2001 will cease when we elect to adopt SFAS No. 142.

     In June  2001,  the  FASB  also  approved  for  issuance  SFAS  143  "Asset
Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long- lived assets, including
(1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe the adoption of this standard will have a material effect on our financial statements.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard will have a material effect on our financial statements.

INFLATION

     The impact of inflation on our business has not been material.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report.............................................     28

Consolidated Balance Sheet - December 31, 2001...........................     29

Consolidated Statements of Operations - For the Years Ended
December 31, 2001 and 2000...............................................     30

Consolidated Statements of Changes in Shareholders' Equity -
For the Years Ended December 31, 2001 and 2000...........................     31

Consolidated Statements of Cash Flows  - For the Years Ended
December 31, 2001 and 2000...............................................  32-33

Notes to  Consolidated  Financial  Statements - For the Years Ended
December 31, 2001 and 2000...............................................  34-49

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheet of Simtek Corporation and subsidiary as of December 31, 2001 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
January 30, 2002

                               SIMTEK CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                     $   2,075,704
    Certificate of deposit, restricted                                  300,000
    Accounts receivable - trade, net of allowance
       for doubtful accounts and return
       allowances of $337,830                                         1,687,329
    Inventory                                                         1,827,082
    Prepaid expenses and other                                          104,071
                                                                  -------------
             Total current assets                                     5,994,186
EQUIPMENT AND FURNITURE, net                                            902,213
OTHER ASSETS                                                            119,714
                                                                  -------------
TOTAL ASSETS                                                      $   7,016,113
                                                                  =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $   1,416,794
    Accrued expenses                                                    344,817
    Accrued wages                                                       155,243
    Accrued vacation payable                                            138,022
    Line of credit                                                      100,163
    Deferred Revenue                                                     15,000
    Obligation under capital leases                                      78,805
                                                                  -------------
             Total current liabilities                                2,248,844
NOTES PAYABLE                                                            24,813
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                166,752
                                                                  -------------
             Total liabilities                                        2,440,409
COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 2,000,000 shares
      authorized; none issued                                                -
    Common stock, $.01 par value; 80,000,000 shares
      authorized; 54,026,273 shares issued and outstanding              540,262
    Additional paid-in capital                                       37,547,590
    Treasury Stock                                                      (12,504)
    Accumulated deficit                                             (33,499,644)
                                                                  --------------
             Total shareholders' equity                               4,575,704
                                                                  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $   7,016,113
                                                                  =============




       See accompanying notes to these consolidated financial statements.



                                       SIMTEK CORPORATION

                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        FOR THE YEARS ENDED
                                                                             DECEMBER 31,
                                                                 -------------------------------------

                                                                       2001                 2000
                                                                 -----------------   ------------------
NET SALES                                                          $ 16,950,487        $ 14,467,814

    Cost of sales                                                    11,273,116           8,941,385
                                                                   ------------        ------------

GROSS MARGIN                                                          5,677,371           5,526,429

OPERATING EXPENSES:
    Research and development costs                                    3,155,360           6,277,617
    Sales and marketing                                               1,672,301           1,327,374
    General and administrative                                        1,239,568           1,057,473
    Investor relations                                                  730,433             300,767
                                                                   ------------        ------------

             Total operating expenses                                 6,797,662           8,963,231
                                                                   ------------        ------------

LOSS FROM OPERATIONS                                                 (1,120,291)         (3,436,802)
                                                                   ------------        ------------

OTHER INCOME (EXPENSE):
    Interest income                                                      79,497             165,736
    Interest expense                                                    (22,565)            (77,234)
    Other income (expense)                                              (52,360)              2,620
                                                                   -------------       ------------

             Total other income (expense)                                 4,572              91,122
                                                                   ------------        ------------

EQUITY IN LOSSES OF QDA AND WRITE-OFF OF RELATED ADVANCES                (4,631)           (194,662)
                                                                   ------------        ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                             $ (1,120,350)       $ (3,540,342)

      Provision for income taxes                                              -                   -
                                                                   ------------        ------------

NET LOSS                                                           $ (1,120,350)       $ (3,540,342)
                                                                   ============        ============

NET LOSS PER COMMON SHARE:
    Basic and diluted EPS                                          $       (.02)       $       (.07)
                                                                   ============        ============
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted EPS                                            53,713,415          48,337,167
                                                                   ============        ============



              See accompanying notes to these consolidated financial statements.



                                                      SIMTEK CORPORATION
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                              Common Stock        Additional                Prepaid                       Total
                                       ------------------------     Paid-in     Treasury    Investor     Accumulated   Shareholders'
                                         Shares        Amount       Capital      Stock      Relations      Deficit        Equity
                                       ----------    ----------   -----------   --------    ---------   ------------   -------------

BALANCES, January 1, 2000              38,376,957    $383,769     $30,621,850  $      -     $      -    $(28,702,023)   $ 2,303,596

 Exercise of stock options              1,863,016      18,630         278,437         -               -            -        297,067
 Webgear purchase                       4,150,000      41,500       4,046,146         -               -            -      4,087,646
 Conversion of debt                     8,244,272      82,443       1,488,959         -               -            -      1,571,402
 Expense recorded for stock issuance    1,000,000      10,000       1,021,200         -     (1,031,200)            -              -
 Expense recorded for stock issuance            -           -              -          -        300,767             -        300,767
 Contributions                                  -           -          16,103         -              -             -         16,103
 Sale of common stock                           -           -           1,963         -              -             -          1,963
 Stock issued for directors fees                -           -           6,734         -              -             -          6,734
 Stock issued for compensation                  -           -          16,198         -              -             -         16,198
 Adjustment for net income during
   the three month period ended
   March 31, 2000 (Note 2)                      -           -               -         -              -      (136,929)      (136,929)
 Net loss                                       -           -               -         -              -    (3,540,342)    (3,540,342)
                                       ----------    --------     -----------  --------     ----------  ------------     ----------
BALANCES, December 31, 2000            53,634,245     536,342      37,497,590         -       (730,433)  (32,379,294)     4,924,205
                                       ----------    --------     -----------  --------     ----------  ------------     ----------

 Exercise of stock options                392,028       3,920          50,000         -              -             -         53,920
 Purchase 10,000 shares of common
   stock                                        -           -               -   (12,504)             -             -        (12,504)
 Expense recorded for stock
   issuance                                     -           -               -         -        730,433             -        730,433
 Net loss                                       -           -               -         -              -    (1,120,350)    (1,120,350)
                                       ----------    --------     -----------  --------     ----------  ------------     ----------
BALANCES, December 31, 2001            54,026,273    $540,262     $37,547,590  $(12,504)    $        -  $(33,499,644)    $4,575,704
                                       ==========    ========     ===========  ========     ==========  ============     ==========



                             See accompanying notes to these consolidated financial statements.


                                           SIMTEK CORPORATION
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                      ----------------------------------

                                                                                            2001              2000
                                                                                      ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $  (1,120,350)    $  (3,540,342)
    Adjustments to reconcile net loss to net cash from operating activities
             Depreciation and amortization                                                  462,083           430,962
             Common stock issued for investor relations expense                             730,433           300,767
             Contributed services                                                                 -            39,035
             Webgear purchase of incomplete research and development                              -         3,962,645
             Loss on disposal of assets                                                      58,699                 -
             Net change in allowance accounts                                                23,883           186,080
             Deferred financing fees                                                              -             1,865
             Changes in assets and liabilities:
               (Increase) decrease in:
                 Accounts receivable                                                         48,084          (142,037)
                 Inventory                                                                 (798,972)          (85,270)
                 Prepaid expenses and other                                                  62,349          (126,456)
               Increase (Decrease) in:
                 Accounts payable                                                           331,424           (39,689)
                 Accrued expenses                                                          (158,076)           44,371
                 Customer deposits                                                                -           (53,010)
                 Deferred revenue                                                            15,000                 -
                                                                                      -------------     -------------
          Net cash provided by (used in) operating activities                              (345,443)          978,921
                                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase/Sales of equipment and furniture, net                                         (509,698)         (381,165)
    Decrease (increase) in certificate of deposit, restricted                                     -           100,000
    Advances to equity investment                                                                 -            14,606
                                                                                      -------------     -------------
         Net cash used in investing activities                                             (509,698)         (266,559)
                                                                                      -------------     -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from line-of-credit and the issuance of a note                               100,163           908,231
    Payments on lines of credit                                                             (84,050)       (1,133,000)
    Payments on notes payable                                                               (24,996)         (136,135)
    Payments on capital lease obligation                                                    (52,977)          (40,644)
    Borrowings on capital lease obligation                                                   97,520                 -
    Exercise of stock options                                                                53,920           297,067
    Purchase of stock from market                                                           (12,504)                -
    Sale of common stock                                                                          -             1,963
                                                                                      -------------     -------------
         Net cash provided by (used in) financing activities                                 77,076          (102,518)
                                                                                      -------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (778,065)          609,844

CASH AND CASH EQUIVALENTS, beginning of year                                              2,853,769         2,243,925
                                                                                      -------------     -------------
CASH AND CASH EQUIVALENTS, end of year                                                $   2,075,704     $   2,853,769
                                                                                      =============     =============


                         See accompanying notes to these consolidated financial statements.



                                                     SIMTEK CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Cont.)

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash paid for interest                                                           $      19,586     $      77,435
                                                                                      =============     =============
     Cash paid (refund of ) for income taxes                                          $           -     $      14,200
                                                                                      =============     =============

NONCASH INVESTING AND FINANCING TRANSACTIONS:
     Conversion of debenture into shares of common stock, net of deferred
       Financing costs related to debenture                                           $           -     $   1,441,249
                                                                                      =============     ===========
     Conversion of payable to ZMD into shares of common stock                         $           -     $     130,153
                                                                                      =============     =============
     Purchase of equipment through payables and capital leases                        $      97,520     $           -
                                                                                      =============     =============
     Issuance of stock for prepaid services                                           $           -     $     730,433
                                                                                      =============     =============
     Issuance of stock for patents and trademarks                                     $           -     $     118,750
                                                                                      =============     =============


                         See accompanying notes to these consolidated financial statements.


                                                 SIMTEK CORPORATION

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------

     NATURE OF BUSINESS OPERATIONS - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memories and programmed semiconductor logic products. The Company's operations have concentrated on the design and development of the 256 kilobit, 64 kilobit, and 16 kilobit nonvolatile semiconductor memory product families and associated products and
     technologies   as  well  as  the  development  of  sources  of  supply  and distribution channels. The Company also provides electronics engineering research and development contracts.

     POOLING OF INTERESTS - On March 13, 2001, Simtek acquired 100% of the common stock of Q-DOT Group ("Q-DOT'). Q-DOT specializes in advanced technology, research, and development for data acquisition, signal processing, imaging and data communications. Shareholders of Q-DOT exchanged their shares in Q-DOT for shares in Simtek in a business combination that has been accounted for as a pooling of interests. The consolidated financial statements and the accompanying notes reflect Simtek's financial position and the results of operations as if Q-DOT was a wholly-owned subsidiary of Simtek since inception. Prior to the acquisition, Q-DOT had a fiscal year end of March 31. The adjustment for the change in the year-end is reflected in the prior period statement of stockholders' equity (see Note 2).

     CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Q-DOT. The Company holds 1% interest in Q-DOT Acoustics, LLC (QDA) but has effective control over it due to an operating agreement which gives the Company control of all operational decisions. In addition, all losses of QDA are allocated to the company and net profits are allocated first to the Company to the extent of any previous allocations of losses. Any additional profits of QDA are allocated prorata based on percentage of ownership. The other major shareholders of QDA are minor shareholders of the Company. QDA is accounted for by the equity method of accounting.

     REVENUE RECOGNITION SEMICONDUCTOR PRODUCTS - Product sales revenue is recognized when a valid purchase order has been received and the products are shipped to customers, including distributors. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     REVENUE RECOGNITION GOVERNMENT CONTRACTS - Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. The percentage-of-completion is measured by the total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contacts. Because of inherent uncertainties in estimating costs, it is reasonably possible that the estimates used will change within the near term.

     CONTRACT REVENUES AND RELATED COSTS - Substantially all of Q-DOT revenues result from contract services performed for the various agencies of United

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     States Government (the "Government") under a variety of contracts and subcontracts, some of which provide for reimbursement of costs-plus-fees, and others which are fixed-price. The majority of the contracts are for services performed in Colorado. For some services rendered on Government contracts which the time between providing the services and the final cash realization from the sale of such services may extend two or more years.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and Government representatives. Costs submitted for reimbursement are subject to Government audits for compliance with government costs accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1997 have been completed without any material adjustments. Management does not believe the results of the March 31, 1998, March 31, 1999, March 31, 2000, December 31, 2000 and December 31, 2001 Government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

     Direct costs of contracts include all direct labor, supplies, and equipment costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

     At the time a loss on a contract becomes known, the entire amount of the estimated loss on both short and long-term contracts is accrued.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, substantially all of the Company's cash and cash equivalents were held by a single bank, of which approximately $2,275,231 was in excess of Federally insured amounts.

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 2001 includes:

          Raw materials                                        $  107,370
          Work in process                                         935,784
          Finished goods                                          983,112
                                                               ----------
                                                                2,026,266
          Less reserves                                          (199,184)
                                                               ----------

                                                               $1,827,082
                                                               ==========

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

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ADVERTISING - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $70,705 and $87,672 in 2001 and 2000, respectively.

     LOSS PER SHARE - The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 2000 and 2001, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 5,286,872 and 3,137,722 options for 2001 and 2000, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, sales returns, warranty reserve, percentage of completion on projects in process at year-end, potential adjustments for government contracts and the valuation allowance on the deferred tax assets.

     FINANCIAL INSTRUMENTS - The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The carrying amounts of the accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term maturities of these instruments.

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to significant considerations of credit risk consist primarily of accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk. Accounts receivable are typically unsecured and are derived from transactions with and from customers located in the United States.

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

     STOCK-BASED COMPENSATION - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. In fiscal 2000, the Company adopted the Financial Accounting Standards Board Interpretation No. 44 which requires that outside directors be considered employees for purposes of stock option accounting, if the Company is accounting for its employee stock-based compensation in accordance with APB 25. It also affects modifications to fixed stock options or awards that effects the life, exercise price, or the number of shares to be issued. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

     BUSINESS SEGMENTS - The Company has adopted Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which established standards for the way companies report information about their operating segments. Prior period amounts have been restated to conform to the requirements of this new statement.

     RECLASSIFICATIONS - Certain reclassifications have been made to conform the December 31, 2000 financial statements to December 31, 2001 financial reporting. Such reclassifications had no effect on net loss for fiscal 2000.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets of cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combination completed afer June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the accounting for business acquisitions prior to July 1, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No.
     142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. Therefore amortization of goodwill acquired prior to July 1, 2001 will cease when we elect to adopt SFAS No. 142.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long- lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. We do not believe the adoption of this standard will have a material effect on our financial statements.

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business.
     Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard will have a material effect on our financial statements.


2.   ACQUISITIONS:
     ------------

     On May 9, 2000, Simtek Corporation acquired 100% of the outstanding stock of Integrated Logic Systems Incorporated (Integrated Logic) which designs and sells metal gate array integrated circuits in Colorado Springs, Colorado for 3,000,000 shares of common stock. The acquisition was accounted for as a pooling of interests, and the results of the Integrated Logic business have been combined with those of Simtek Corporation, as if the two businesses had been merged throughout the periods presented.

     The following is Integrated Logic's operating results for the period from January 1, 2000 to May 9, 2000 which has been included in the Company's results of operations for the year ending December 31, 2000:


          Revenue                                     $  279,585
          Expenses                                      (233,763)
                                                      ----------
          Net                                         $   45,822
                                                      ==========

     On July 31, 2000, Simtek Corporation acquired 100% of the outstanding stock of Macrotech Semiconductor, Inc. (Macrotech) which is involved in the design, development and production of gate array integrated circuits and related services in San Jose, California for 1,250,000 shares of common stock. The acquisition was accounted for as a pooling of interests, and the results of the Macrotech business have been combined with those of Simtek Corporation, as if the two businesses had been merged throughout the periods presented.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following is Macrotech's operating results for the period from January 1, 2000 to July 31, 2000 which has been included in the Company's results of operations for the year ending December 31, 2000:

          Revenue                                    $  291,835
          Expenses                                     (248,508)
                                                     ----------
          Net                                        $   43,327
                                                     ==========

     On March 13, 2001, the Company acquired Q-DOT in exchange for approximately 5,172,000 shares of our Common Stock. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition has been accounted for as a pooling of interest, and the results of Q-DOT have been consolidated with those of Simtek as if the two businesses had been merged throughout the periods presented.

     Q-DOT had a March 31, fiscal year-end and, accordingly, the Q-DOT statements of operations for the year ended March 31, 2000 have been combined with the Company's statements of operations for the fiscal year ended December 31, 1999. In order to conform Q-DOT's March 31 year-end to the Company's December 31, year-end, the consolidated statement of stockholders' equity was adjusted for the $136,929 for the operations from January 1, 2000 to March 31, 2000, which are included in the consolidated statements of operations in the year ended December 31, 2000. The following is a summary of operating results for that period:

          Revenue                                   $   923,632
          Expenses                                     (786,703)
                                                    -----------
          Net income                                $   136,929
                                                    ===========

     Separate revenues and net income of the Company, Integrated Logic Systems, Macrotech Semiconductors, Inc. and Q-DOT Group, Inc. are presented in the following table:

                                                    2001               2000
                                                    ----               ----

          Revenue:
               Simtek Corporation               $15,449,981        $11,579,330
               ILSI                                       *            279,585
               Macrotech                                  *            291,835
               Q-DOT                              1,500,506          2,317,064
                                                -----------        -----------
                  Revenue, as reported          $16,950,487        $14,467,814
                                                ===========        ===========

          Net Income (Loss):
               Simtek Corporation               $   (925,098)      $ (3,467,975)
               ILSI                                       *              45,821
               Macrotech                                  *              43,327
               Q-DOT                                (195,252)          (161,515)
                                                -------------      ------------
                  Net (loss) as reported        $ (1,120,350)      $ (3,540,342)
                                                =============      ============

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     * ILSI and Macrotech revenue and net income (loss) are included in Simtek's numbers for the year ended December 31, 2001.

     The pooling of ILSI and Macrotech during the year ended December 31, 2000 and the subsequent pooling of Q-DOT on March 13, 2001 decreased the loss per share by $.02 for the year ending December 31, 2000.

3.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 2001 consists of the following:



          Leased software under capital leases                     $    353,093
          Research and development equipment                          1,529,562
          Computer equipment and software                             1,593,576
          Office furniture                                              263,559
          Other equipment                                               201,289
                                                                   ------------
                                                                      3,941,079
          Less accumulated depreciation and amortization             (3,038,866)
                                                                   ------------

                                                                   $    902,213

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $462,083 and $430,962 was charged to operations for the years ended December 31, 2001 and 2000, respectively. Included in the amortization expense for 2001 and 2000 was $55,991 and $51,120, respectively, of amortization of software under capital leases. At December 31, 2001, accumulated amortization for software under capital leases was $124,145.

4.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ---------------------------------------------

     As of December 31, 2001, the Company had a $250,000 revolving line-of-credit (LOC). The LOC bears interest at prime plus .75% (4.75% at December 31, 2001), matures in April 2002, and is collateralized by the assets of the Company.

     The Company also has a note payable of $9,813 with the bank that bears interest at prime plus 1%. The note is payable in monthly installments of $2,083, plus interest, the note will be paid in full by June 30, 2002.

     When the Company acquired Integrated Logic Systems, they also acquired a note payable related to a reorganization plan that Integrated Logic Systems went through. The reorganization plan required that annual payments of $5,000, with no interest, be made to a legal entity serving as a trustee for these creditors, payments started on September 15, 1995. The legal entity serving as the trustee for these creditors was dissolved in 1995 and all payments made to the trustee by the Company have been returned. Based on the statue of limitations for the State of Colorado, the Company may begin writing off $5,000 for each of the next three years. At December 31, 2001, the note payable was $15,000.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Interest Expense for fiscal 2001 and 2000 was $22,862 and $77,234, respectively.

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

6.   COMMITMENTS:
     -----------

     OFFICES LEASES - The Company leases office space under a lease, which expires on February 28, 2008. Monthly lease payments are approximately $14,000.

     Through the acquisition of Q-DOT, the Company has non-cancelable long-term lease agreements for office space, office furnishings and equipment that expire at various dates through April 2005. A facility lease and the equipment leases contain an option to extend the leases for an additional one-year period.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next seven years.

     Future minimum lease payments under the equipment, furniture and office leases described above are approximately as follows:


                Year
          -----------------
                2002                                     $  389,237
                2003                                        370,519
                2004                                        381,942
                2005                                        282,522
            2006 & After                                    461,013
                                                         ----------
                                                         $1,885,233

     Office rent and equipment lease expense totaled $450,747 and $733,645 for the years ended December 31, 2001 and 2000, respectively.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In addition, the Company leases research and development software under two capital leases, which will expire over the next three years. At December 31, 2001, future minimum lease payments under the lease described above is approximately as follows:


         Year
     ------------
         2002                                              $   104,385
         2003                                                  104,385
         2004                                                   79,875
                                                           -----------

     Total net minimum lease payments                          288,645

     Less amount representing interest                         (43,088)
                                                           -----------

     Present value of net minimum lease payments               245,557

     Less current portion of capital leases                    (78,805)
                                                           -----------

                                                           $   166,752
                                                           ===========

     ACCRUED SALARY - Due to limited working capital of the Company, the Company's former CFO agreed with the Company's Board of Directors to defer his salary from April 1, 1994 through December 31, 1996. In July 2001, the Company entered into an agreement to begin paying the former CFO's accrued salary and accrued vacation over an 18 month period. The Company made the first payment in July 2001 and will make the last payment in December 2002. As of December 31, 2001, a total of $129,812 and $27,692 was accrued for salary and vacation, respectively, and was unpaid.

7.   SHAREHOLDERS' EQUITY
     --------------------

     In 2000, the shareholders' of Macrotech, which was acquired by Simtek in 2000 and accounted for as a pooling of interest, contributed $16,103 in services prior to the acquistion.

     In February and March 2000, Renaissance Capital Group of Dallas, Texas ("Renaissance") converted the $1,500,000 debenture established in June 1998 into 7,692,308 shares of the Simtek Common Stock.

     During April, 2000, as significant shareholder of the Company (ZMD) converted $130,153 liability into 551,964 shares of common stock of the Company.

     On May 9, 2000, the Company acquired Integrated Logic. The Company issued 3,000,000 shares of its common stock in exchange for all outstanding shares of all classes of Integrated Logic stock. Integrated Logic designs and sells programmed semiconductor logic products. The Company purchased approximately $30,000 of product from Integrated Logic in the year preceding the acquisition. The acquisition was accounted for as a pooling of interest, and the results of Integrated Logic have been consolidated with the Company's, as if the two had been merged throughout the periods presented.

     On June 16, 2000, the Company acquired 1,875,000 shares of the common stock of WebGear, Inc., in return for 1,250,000 shares of Simtek's common stock.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On September 29, 2000, the Company purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. The original contract price for the incomplete research and development totaled the return of 1,875,000 shares of WebGear, Inc. stock plus 3,400,000 shares of our common stock of which 500,000 were held in escrow based on WebGear, Inc. fulfilling all obligations under the contract. In December 2000, WebGear, Inc. defaulted on one condition of the contract, thus forcing them to relinquish the 500,000 escrow shares of Simtek's common stock which reduced the shares issued to 2,900,000 of our common stock.

     On July 31, 2000, the Company acquired Macrotech. The Company issued 1,250,000 shares of our common stock in exchange for all outstanding shares of all classes of Macrotech stock. Macrotech designs and sells programmed semiconductor logic products, which are an extension of the programmed semiconductor logic products that Integrated Logic manufactures. The acquisition was accounted for as a pooling of interest, and the results of Macrotech have been consolidated with Simtek's, as if the two had been merged throughout the periods presented.

     On September 14, 2000, the Company entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners. Each company has received 500,000 shares of common stock, which were nonforfeitable and fully vested upon issuance on September 14, 2000, the grant date. Both companies assisted the Company in broadening our financial market presence and establishing new relationships within the industry, investment community and financial media, by arranging meetings for our management with industry analysts, presenting company profiles to analysts and brokerage firms, mailings and constant personal communication with investors. E.B.M. Associates Inc. supported these activities primarily in retail investment markets, while World Trade Partners supported these activities primarily in institutional markets. E.B.M. Associates and World Trade Partners cooperated to coordinate their activities. On September 14, 2000, the closing share price for the Company's common stock was $1.0312 per share and accordingly $1,031,200 was assigned to prepaid investor relations. The cost associated with this transaction was amortized over the life of the contract, of which $730,433 and $300,767 was expensed in 2001 and 2000, respectively.

     On March 13, 2001, the Company acquired Q-DOT in exchange for approximately 5,172,000 shares of Simtek's common stock. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT's projects have been supported by conventional government and commercial contracts in addition to government contacts sponsored by the Small Business Innovation Research
     (SBIR) contracts. Q-DOT is operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition was accounted for as a pooling of interest, and the results of Q-DOT will be consolidated with Simtek's as if they had been merged throughout the periods.

     As discussed above, on September 29, 2000, the Company purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. The incomplete research and development consists of hardware and software developed for wireless data communications that needs to be modified for use with the Bluetooth technology standard. The Company has valued the purchased patents and trademarks at $125,000, which was capitalized and recorded as intangible assets. The Company has valued the incomplete research and development acquired from WebGear, Inc. at $3,962,646, which was expensed immediately.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The discounted cash flow method was used to value the in-process technology acquired. A ten year life and a 27.5% discount rate were used for valuation. Calculations assumed revenues from products developed from the incomplete research and development would commence in late 2001 and that gross margins could be sustained at an average 50% over the projected product lives. The Company has assumed that operating costs would follow the normal percentage of revenue rates that the Company has established over the past five years.

     WebGear developed a wireless networking product that operates with a 900 MHz narrow-band radio and uses protocol conversion techniques, firmware and software which are similar to the requirements to implement Bluetooth bridging technology. These will be used as base-line technologies to implement our integrated circuits, along with system architecture definitions developed by WebGear that include hardware descriptions and software protocol stacks. Due to the recent slowdown in the semiconductor market the Company has slowed down the development of our Bluetooth technology. In 2001, the Company spent approximately $100,000 on
     development  and  plans  to  invest   approximately   $250,000  in  further
     development costs to bring the first product to market. Samples are scheduled for 2002 with production within 3 months of sampling. The Company will continue to monitor market developments for Bluetooth technology, which may affect when the Company brings a Bluetooth product to market.

     The Company estimates that the use of the purchased incomplete research and development accomplishes two-thirds of the product development required for sampling and management of the Company believes they have an 80% probability of technical success (unaudited). There is technical risk as the Bluetooth industry standards organization is modifying and upgrading the specification and potential market delays as major Bluetooth product suppliers implement the standard in consumer products.

     STOCK OPTION PLANS - The Company had approved two stock option plans that authorize 600,000 incentive stock options and 9,900,000 non-qualified stock options may be granted to directors, employees, and consultants. On September 26, 2001, the Incentive Stock Option Plan terminated per the plan document, all options outstanding at the time of the plan termination may continue to be exercised or earned in accordance with their terms. The Non-Qualified Stock Option Plan which was adopted in 1994 remains in effect. The plans permitted the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans are 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Following is a summary of activity under these stock option plans for the years ended December 31, 2001 and 2000:


                                                        2001                            2000
                                           ------------------------------  -------------------------------

                                                              Weighted                         Weighted
                                                              Average                          Average
                                              Number          Exercise         Number          Exercise
                                             of Shares         Price          of Shares         Price
                                           -------------  ---------------- --------------- ----------------
     Outstanding, beginning of year          3,137,722         $ .47          4,182,486         $ .20

            Granted                          2,643,750           .41          1,036,750           .97
            Expired                                  -            -             (81,000)         (.17)
            Exercised                         (387,100)         (.14)        (1,863,016)         (.16)
            Canceled                          (107,500)         (.87)          (137,498)         (.37)
                                             ----------                      -----------

     Outstanding, end of year                5,286,872         $ .46          3,137,722         $ .47
                                             =========                       ==========

     All options granted during 2001 and 2000, were at the current market price and the weighted average fair value was $0.35 and $0.77, respectively. At December 31, 2001, options for 2,696,232 shares were exercisable and of the remaining options of 1,227,445, 982,602, and 380,592 shares will become exercisable in 2002, 2003, and 2004, respectively.

     The following information summarizes stock options outstanding at December 31, 2001:

                    Outstanding                                          Exercisable
----------------------------------------------------------        -----------------------------
                                     Weighted Average
                                --------------------------
                                  Remaining                                        Weighted
Exercise            Number       Contractual     Exercise           Number          Average
Price            Outstanding    Life in Months     Price          Exercisable   Exercise Price
-----            -----------    --------------   ---------        -----------   --------------
$0.13 - 0.19        967,663           21           $0.15            945,174         $0.15
$0.22 - 0.32      1,371,055           69           $0.27            380,749         $0.26
$0.35 - 0.50      1,523,154           61           $0.40            817,496         $0.41
$0.60 - 0.80        820,000           74           $0.63            232,553         $0.63
$1.13 - 1.50        605,000           65           $1.28            320,260         $1.28
                   --------                                        --------
                  5,286,872                                       2,696,232
                  =========                                       =========

     INCENTIVE STOCK OPTION PLAN - At the time of the acquisition of Q-DOT, Q-DOT had an Incentive Stock Option Plan for the benefit of its employees. At December 31, 2000, Q-DOT had outstanding options to purchase 5,356 shares of its stock. At the time of closing, these options converted into 94,601 options to purchase Simtek Common Stock. No further options will be

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     issued under this plan and all options outstanding will continue to vest per their original vesting schedule. These options have not been included in the above tables.

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


                                                      Year Ended December 31,
                                                  ------------------------------

                                                      2001              2000
                                                  ------------      ------------

Net loss applicable to common shareholders:
        As reported                               $(1,120,350)      $(3,540,342)
        Pro forma                                  (1,623,545)       (3,765,937)

Net loss per common shareholders:
        As reported - basic and diluted           $  (.02)          $   (.07)
        Pro forma - basic and diluted             $  (.03)          $   (.07)


     The fair value of each option granted in 2001 and 2000 was estimated on the date of grant, using the Black-Scholes option-pricing model with the following:



                                             Options Granted During
                                         ------------------------------

                                              2001            2000
                                         --------------- --------------

     Expected volatility                      138.7%         127.0%
     Risk-free interest rate                    3.9%           5.5%

     Expected dividends                           -              -

     Expected terms (in years)                  4.0            4.0

     Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   SIGNIFICANT CONCENTRATION OF CREDIT  RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     ---------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales by location for the ended December 31, 2001 and 2000 were as follows (as a percentage of sales):

                                               2001             2000
                                               ----             ----

             United States                     53%               46%
             Europe                            13%               14%
             Far East                          27%               34%
             All Others                         7%                6%
                                              ----               ----
             Total                            100%               100%

     Sales from government contracts accounted for approximately 9% and 12% of total sales for the years ended December 31, 2001 and 2000, respectively. Sales from our military products accounted for approximately 9% and 12% of total sales for the years ended December 31, 2001 and 2000, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2001 and 2000 were as follows (as a percentage of sales) :


           Customer                             2001             2000
           --------                            ------           ------

              A                                  19%             18%
              B                                  16%               -
              C                                    -             14%
              D                                    -             10%
              E                                  10%               -

     All customers identified above our from the semiconductor segment of the Company's business.

     At December 31, 2001, the Company had gross trade receivables totaling $715,140 due from the above three customers.

     In 2001 and 2000, the Company purchased all of its memory wafers,  based on
     0.8 micron technology from a single supplier located in Singapore. Approximately 86% and 78% of the Company's memory sales for 2001 and 2000, respectively, were from finished units produced from these wafers. The Company had an agreement with this supplier to provide wafers, which expired in September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 5% and 9% of its logic sales in 2001 and 2000, respectively, were from finished units produced from these wafers. The Company does not have an agreement with either supplier, however, the Company has not seen any disruption in wafer deliveries. Any disruptions in the Company's relationships with these suppliers could have an adverse impact on the Company's operating results. Assuming an alternate manufacturer of the Company's products could be procured, management believes there could be significant delays in manufacturing while the manufacturer incorporates the Company's products and processes.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   TAXES:
     -----

     Under SFAS No. 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                           Deferred Tax
                                                                        Assets (Liability)
                                                                        ------------------
     Current:
         Allowance for doubtful accounts                                   $      3,000
         Inventory reserve                                                       74,000
         Accrued expenses                                                       261,000
                                                                           ------------
         Net current deferred tax before valuation allowance                    338,000
         Valuation allowance                                                   (338,000)
                                                                           ------------
     Total current deferred tax                                            $          -
                                                                           ============

     Non-Current:
         Property and equipment                                            $  1,186,000
         Net operating losses                                                10,443,000
         R&D credit carryforward                                              1,201,000
         AMT credit                                                               8,000
                                                                           ------------
     Net non-current deferred tax asset before valuation allowance           12,838,000
     Valuation allowance                                                    (12,838,000)
                                                                           ------------
     Total non-current deferred tax asset                                  $         -
                                                                           ============

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2001 decreased $109,000 and increased $91,000 in 2000.

     At December 31, 2001, the Company has approximately $28,000,000 available in net operating loss carryforwards which begin to expire from 2004 to 2016. As a result of certain non-qualified stock options which have been exercised, approximately $3,247,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2001 and 2000 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:

                                                                    2001       2000
                                                                   ------     ------
     Statutory rate                                                (34.0)%    (34.0)%
     State income taxes, net of Federal income tax benefit          (3.3)%     (3.3)%
     Increase (reduction) in valuation allowance related
       to of net operating loss carryforwards and change
       in temporary differences                                     37.3%       37.3%
                                                                  ------      -------
                                                                  $    -      $     -
                                                                  ======      =======

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  BUSINESS SEGMENTS
     -----------------

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

                                                     Semiconductor         Government
Description                          Year               Devices            Contracts               Total
-----------                          ----           --------------         ----------              -----
Net sales                            2001            $15,449,981          $ 1,500,506           $16,950,487
                                     2000             12,150,750            2,317,064            14,467,814

Loss from Operations                 2001            $  (925,098)         $  (195,252)          $(1,120,350)
                                     2000             (3,378,827)            (161,515)           (3,540,342)

Interest income                      2001            $    79,420          $        77           $    79,497
                                     2000                165,736                    -               165,736

Interest expense                     2001            $   (20,214)         $    (2,351)          $   (22,565)
                                     2000                (52,790)             (24,444)              (77,234)
Depreciation and
  amortization                       2001            $   389,405          $    72,678           $   462,083
                                     2000                307,837              123,125               430,962

Total Assets                         2001            $ 6,587,283          $   428,830           $ 7,016,113
                                     2000              6,786,593              501,392             7,287,985

Noncash items:
   Purchase of
     incomplete research
     and development                 2001            $         -                    -           $         -
                                     2000              3,962,645                    -             3,962,645

Stock issued for services            2001            $         -          $         -           $         -
                                     2000              1,031,200               22,932             1,054,132


ITEM  8:  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None in 2001.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Our directors and executive officers are as follows:

Name                            Age                     Position
----                            ---                     --------
Douglas M. Mitchell..........   53      Director, Chief Executive Officer, President and
                                        Chief Financial Officer (acting) and Chairman of
                                        the Board of Q-DOT Subsidiary

Thomas Linnenbrink...........   58      Director, President Chief Executive Officer, and
                                        Technical Director of Q-DOT Subsidiary

Klaus C. Wiemer..............   64      Director

Robert H. Keeley.............   61      Director

Harold Blomquist.............   49      Director

John Heightley...............   65      Director

     DOUGLAS M. MITCHELL, served as our Chief Operating Officer from July 1, 1997 until January 1, 1998 at which time he became Chief Executive Officer, President and a director. Mr. Mitchell is also the Chairman of the Board of our subsidiary, Q-DOT. Mr. Mitchell has over 20 years of experience in the semiconductor and electronics systems industry holding various marketing and sales management positions. Prior to joining us, he was President and Chief Executive Officer of a wireless communications company, Momentum Microsystems. Prior to this Mr. Mitchell was Vice President of Marketing with SGS-Thomson Microelectronics, responsible for marketing and applications engineering of Digital Signal Processing, transputer, microcontroller and graphics products in North America. SGS-Thomson had acquired Inmos Corporation where Mr. Mitchell had been Manager, US Marketing and Sales. Mr. Mitchell has held management positions at Texas Instruments and Motorola and has been responsible for various product definition and product development. Mr. Mitchell holds a Bachelors degree in electrical engineering from the University of Texas and a Masters of Business Administration degree from National University.

     THOMAS E. LINNENBRINK, has served as President, Chief Executive Officer, Technical Director and a director of Q-DOT, Inc. since he co-founded it in 1977. Mr. Linnenbrink also founded Q-DOT Group, in 1990 and served as its President, CEO, and a director until it was acquired by Simtek in March, 2001. Mr. Linnenbrink has served in various technical management and marketing positions for more than 35 years while advancing the state-of-the-art in data acquisition and signal processing. He pioneered high- speed charge-coupled device (CCD) and silicon germanium (SiGe) technology and applications. Mr. Linnenbrink has published numerous technical papers and holds more than a dozen patents. He currently chairs IEEE Technical Committee 10 which writes and promotes standards for ADCs, DACs, digital waveform recorders, and pulse technology. Mr. Linnenbrink holds a Bachelors degree in electrical engineering from the Illinois Institute of Technology and a Masters of Science degree in engineering science with emphasis on automatic control from Rensselaer Polytechnic Institute.

     KLAUS C. WIEMER, has served as a director since May 1993. He also serves on the boards of Neomagic Corp (NMGC) of Santa Clara, CA and InterFET Corp of Garland, TX. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of our company. Dr. Wiemer is the founder and current CEO of Communicant Semiconductor Technologies AG, an integrated circuit foundry start-up company located in Frankfurt/Oder, Germany. Since May 1994, Dr. Wiemer has been an independent consultant. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor
Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

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

     HAROLD A. BLOMQUIST, was originally appointed as a director in May 1998, resigned from the Board in July 2001 and was re-appointed in January 2002. Mr. Blomquist is currently serving as a consultant to venture investors and early stage technology companies particularly in the semiconductor and electronic components areas. He has recently served as President and CEO of ZMD America, Inc. Before ZMD America, Inc., Mr. Blomquist served as Sr. Vice President of AMI Semiconductor as well as in several other executive capacities within AMIS' foreign subsidiaries. Before joining AMI in April 1990, Mr. Blomquist held a series of increasingly responsible positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

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

     In 1994, we entered into a Product License Development and Support Agreement, with Zentrum Mikroelektronik Dresden. This agreement, modified later in 1994 and again in 1995, provides Zentrum Mikroelektronik Dresden the right to appoint two members to our board of directors which members must be acceptable to, and approved by, our board of directors. Although this agreement and its modifications do not have a set termination date, Zentrum Mikroelektronik Dresden's two nominees to our board of directors resigned in April 1998 and
Zentrum Mikroelektronik Dresden has not attempted to nominate anyone to our board since then. Zentrum Mikroelektronik Dresden currently holds a competitive position to us in the marketplace. Furthermore, Zentrum Mikroelektronik Dresden's right to appoint two members to our board of directors was subject to Zentrum Mikroelektronik Dresden's compliance with the terms of the Product License Development and Support Agreement and its amendments. We cannot assure you that Zentrum Mikroelektronik Dresden will not claim that it has the right to appoint two members to our board of directors in the future, again acceptable to and approved by our board of directors, or that Zentrum Mikroelektronik Dresden will not succeed in securing such appointment.

SPECIAL PROVISIONS IN ARTICLES OF INCORPORATION

     Our articles of incorporation contain a provision limiting the liability of directors to the fullest extent permitted under the Colorado Business Corporation Act. The Colorado Business Corporation Act allows a corporation to limit the personal liability of a director to the corporation or its shareholders for monetary damages for breaches of fiduciary duty as a director except:

o breaches of the director's duty of loyalty to the corporation or to its shareholders;

o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

o other acts specified in the Colorado Business Corporation Act, such as acts involving voting for or assenting to a distribution made in violation of the Colorado Business Corporation Act or our articles of incorporation;

o    transactions from which the director derived an improper personal benefit.

     The provisions of the Colorado Business Corporation Act will not impair our ability to seek injunctive relief for breaches of fiduciary duty. Such relief, however, may not always be available as a practical matter.

     Our articles of incorporation also contain a provision that requires us to indemnify, to the fullest extent permitted under the Act, directors and officers against all costs and expenses reasonably incurred in connection with the defense of any claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other, in which such person may be involved by virtue of being or having been a director, officer or employee.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of Simtek pursuant to the foregoing provisions, or otherwise, Simtek has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 2001 and each other executive officer of the Company as of December 31, 2001 whose annual salary and bonus for the fiscal year ended December 31, 2001 exceeded $100,000.

                                                       Summary Compensation Table

                                                                                 Long Term Compensation
                                                                             ------------------------------
                                    Annual Compensation                       Awards             Payouts
                                ---------------------------------------------------------------------------
Name                                                     Other               Restricted
and                                                      Annual              Stock               LTIP    All Other
Principal                                                Compen-             Award(s)  Options/ Payouts  Compen-
Position                    Year  Salary($)  Bonus($)    sation($)             ($)     SARs(#)   ($)     sation($)
---------                   -------------------------------------------------------------------------------------
Douglas M. Mitchell(1)      2001  $167,708   $34,375         --                --      300,000    --       --
Chief Executive Officer     2000  $150,000   $62,500         --                --       40,000    --       --
and President               1999  $120,000       --          --                --       30,000    --       --

Thomas Linnenbrink(2)       2001  $111,447   $13,520(3)  $5,700(4)             --      150,000    --       --
Chief Executive Officer,
President and Technical
Director of Q-DOT
Subsidiary

(1) Mr. Mitchell became our Chief Executive Officer and President on January 1, 1998.

(2) Simtek acquired Q-DOT on March 14, 2001 and these payments reflect what he was paid after that date in his capacity as President of our Q-DOT subsidiary.

(3) Mr. Linnenbrink personally secured bank loans used in the operations of Q-DOT. Mr. Linnenbrink was guaranteed compensation for personally securing these loans. The loans were paid off on March 14, 2002 and Mr. Linnenbrink will receive no further compensation related to these loans.

(4) At the time of the acquisition, Mr. Linnenbrink was paid for vacation hours that were in excess of Simtek's vacation policy.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2001 to the individuals named in the summary compensation table above.

                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                                         Options/SAR's                  Price                        at Assumed
                            Shares         Granted to    Exercise        per                       Annual Rate of
                          subject to       Employees       Price       Share on                      Stock Price
                        Options/SAR's      in Fiscal        Per        Date of     Expiration     Appreciation for
Name                       Granted         % of Total      Share        Grant         Date           Option Term
---------------------- ---------------- --------------------------- --------------------------------------------------
                                                                                                   5%         10%
                                                                                               -----------------------
Douglas M. Mitchell       300,000(1)         11.61%        $0.406       $0.406      1/02/2008    $49,525    $115,493
Thomas Linnenbrink        150,000(2)          5.81%        $0.60        $0.60       3/13/2008    $36,639    $85,384

(1)  300,000  options  were  granted to Mr.  Mitchell  in his  capacity as Chief
     Executive Officer and President, these options vest at 1/36th per month over 3 years.

(2) 150,000 options were granted to Mr. Linnenbrink in his capacity as President and Technical Director of Q-DOT subsidiary, these options vest at 1/36th per month over 3 years.


YEAR-END OPTION TABLE

     The following table sets forth as of December 31, 2001 the number of shares subject to unexercised options held by the individuals named in the summary compensation table above. 187,500 options had an exercise price greater than the last sale price of our Common Stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2001.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                          Options/SARs at Fiscal                 Options/SARs
                             Shares          Value               Year-End                     at Fiscal Year-End
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
-----------------------------------------------------------------------------------------------------------------------
Douglas M. Mitchell            -               -          693,890         226,110         $43,995           $6,205
Thomas Linnenbrink             -               -           37,500         112,500            -                 -

EMPLOYMENT AGREEMENTS

     Mr. Mitchell is employed as President and Chief Executive Officer pursuant to an employment agreement with us. Under the terms of the employment agreement, Mr. Mitchell receives an annual salary of $150,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expires June 1, 2001 but is automatically renewed for successive one- year terms unless we or Mr. Mitchell elects not to renew. If we terminate the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

     Mr. Linnenbrink is employed as Chief Executive Officer, President and Technical Director of our subsidiary, Q-DOT, pursuant to an employment agreement with us. Under the terms of the employment agreement, Mr. Linnenbrink receives an annual salary and such additional benefits that are generally provided other employees. Mr. Linnenbrink's employment agreement expired March 13, 2002. If we terminate the employment of Mr. Linnenbrink without cause, Mr. Linnenbrink is entitled to continuation of his base salary and benefits for the remainder of the term of the agreement. Mr. Linnenbrink is subject to a noncompetition covenant for a period of two years from the date of termination.

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

DIRECTORS' COMPENSATION

     Each director who is not also an employee receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. During the fiscal year ended December 31, 2001, 15,000 stock options were granted, at the market price on date of grant, each to Dr. Klaus Wiemer , Dr. Robert Keeley, Mr. Harold Blomquist and Mr. John Heightley.

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

     Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that during the year ended December 31, 2001, our executive officers, directors and greater than ten percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The first table below sets forth information regarding ownership of our common stock as of March 15, 2002, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after March 31, 2001 upon the exercise of options are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

Name and                                    Amount and Nature
Address of                                    of Beneficial        Percent of
Beneficial Owner                               Ownership              Class
--------------------------------------------------------------------------------

Hugh Norman Chapman                           3,092,500 (1)           5.62%
4250 Buckingham Dr. #100
Colorado Springs, CO 80907

Douglas M. Mitchell                             779,108 (2)           1.41%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                                 135,000 (3)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                 95,000 (4)               *
4250 Buckingham Dr. #100
Colorado Springs, CO 80907

John D. Heightley                                70,000 (5)               *
1275 Log Hollow Point
Colorado Springs, CO 80906

Thomas E. Linnenbrink                           944,128 (6)           1.71%
5985 Nora Point, #202
Colorado Springs, CO 80919

All officers and directors as a group
   (5 persons)                                2,023,236 (7)           3.67%

---------------------
* Less than one percent.

(1) Represents 2,962,500 shares of our common stock that Mr. Chapman received upon our acquiring Integrated Logic Systems. and includes 130,000 shares issuable upon exercise of options.

(2) Represents 44,386 shares of our common stock that Mr. Mitchell received upon our acquiring Q- DOT, 10,000 shares of our common stock that Mr. Mitchell personally owns and includes 724,722 shares issuable upon exercise of options.

(3) Represents 25,000 shares of our common stock that Mr. Wiemer acquired upon the exercise of 25,000 options and includes 110,000 shares issuable upon exercise of options.

(4) Includes 85,000 shares issuable upon exercise of options. Includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares.

(5)  Includes 70,000 shares issuable upon exercise of options.

(6) Represents 894,128 shares of our common stock that Mr. Linnenbrink acquired through our acquisition of Q-DOT and includes 50,000 shares issuable upon exercise of options.

(7)  Includes 1,039,722 shares issuable upon exercise of stock options.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Our president and director, Douglas Mitchell was also a director of Q-DOT Group prior to our acquisition of Q-DOT Group. Mr. Mitchell disclosed all material facts as to his conflict of interest in the acquisition. The board of directors determined that the acquisition was fair to us and in our best interest. Mr. Mitchell abstained from the vote of the Q-DOT Group and Simtek board of directors decision to approve the acquisition. At the time of acquisition, Mr. Mitchell owned approximately 1% of the Q-DOT Group shares and he received 44,386 shares of our common stock in connection with our acquisition of Q-DOT Group, pro rata with the terms that all of the other Q-DOT Group shareholders.

     On May 9, 2000, we entered into a stock exchange agreement with Mr. Hugh N. Chapman pursuant to which we acquired Integrated Logic Systems. At the time of the acquisition, Mr. Chapman was not a holder of 5% of our stock. As a result of the acquisition, however, Mr. Chapman became a holder of 5% of our outstanding stock and as of the date of this prospectus holds approximately 5.62% of our stock. Incident to the acquisition, we entered into an "at will" employment agreement with Mr. Chapman, terminable by either party at any time with or without cause. We believe that the terms of our transactions with Mr. Chapman were no less favorable to us than we could have obtained from unrelated parties.

                                     PART IV


Item 13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     Documents filed as part of this report:

A:   (1)  Financial Statements

          Reference is made to the listing on page 27 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2001.

   Date                                              Item
   ----                                              ----

November 19, 2001                      Item 5: Other information - Press Release
                                       " Simtek Reports Third Quarter Revenue
                                       Growth"

C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 63 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 27, 2001


                                      SIMTEK CORPORATION




                                      By: /S/DOUGLAS M. MITCHELL
                                          -------------------------------------
                                          Douglas M. Mitchell
                                          Chief Executive Officer and
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 27, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                            TITLE



  /S/DOUGLAS M. MITCHELL                             Chief Executive Officer and
-------------------------------------                President
Douglas M. Mitchell


  /S/DOUGLAS M. MITCHELL                             Chief Financial Officer
------------------------------------                 (acting)
Douglas M. Mitchell


  /S/DOUGLAS M. MITCHELL                             Director
------------------------------------
Douglas M. Mitchell


  /S/ROBERT H. KEELEY                                Director
-------------------------------------
Robert H. Keeley


  /S/JOHN HEIGHTLEY                                  Director
-------------------------------------
John Heightley


  /S/HAROLD BLOMQUIST                                Director
-------------------------------------
Harold Blomquist


  /S/KIMBERLEY A. CAROTHERS                          Controller
-------------------------------------
Kimberley A. Carothers

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2001
Exhibits:
--------

     All exhibits listed below, except Exhibit 10.14, 10.15 and 23.1, are incorporated herein by reference.

      3.1      Amended and Restated Articles of Incorporation.(2)
      3.2      Amended and Restated Articles of Incorporation November 1997.(7)
      3.3      Bylaws.(2)
      4.1      1987-I Employee Restricted Stock Plan.(1)
      4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
      4.3      Form of Common Stock Certificate.(3)
      4.4      Simtek Corporation 1991 Stock Option Plan.(4)
      4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
      4.6      1994 Non-Qualified Stock Option Plan.(5)
      4.7      Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
      4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (15)
      4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(15)
     4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
     10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
     10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1) 10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
     10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
     10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
     10.6      Employment  agreement between the Simtek  Corporation and Douglas
               M. Mitchell(8)
     10.7 Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
     10.8 Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
     10.9 Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and Kashmira S. Johal (10)
     10.10 Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (11)
     10.11 Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
     10.12 Agreement and Plan of Merger among Simtek Corporation, W-DOT Group, Inc. and Q-DOT, Inc. (13)
     10.13 Employment Agreement between Simtek Corporation and Hugh N. Chapman (14)
     10.14 Technology Development, License and Product Agreement between Amkor Technology and Simtek
     10.15 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp
     23.1      Consent of Independent Public Accountants

---------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9) Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988) filed with the Commission on July 7, 2000
(10) Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11) Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000
(12) Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement (Reg. No. 333-40988)
(13) Incorporated by reference to the Company's Form 8-K filed with the March 23, 2001
(14) Incorporated by reference to the Form SB-2 Registration Statement Amendment #3 (Reg. No. 333-60492) filed with the Commission on September 4, 2001
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001

                              CORPORATE INFORMATION


BOARD OF DIRECTORS-Simtek Corporation

Klaus C. Wiemer 1,2,3

Douglas M. Mitchell

Robert Keeley1,2,3

Harold Blomquist1,2,3

John Heightley


Board of Directors Committees
1 Compensation Committee
2 Stock Committee
3 Audit Committee

BOARD OF DIRECTORS-Q-DOT Subsidiary

Douglas M. Mitchell, Chairman of the Board

Thomas Linnenbrink

Donald L. Herman, Jr.


CORPORATE OFFICERS

Douglas M. Mitchell
Chief Executive Officer, President
and Acting Chief Financial Officer

Thomas Linnenbrink
Chief Executive Officer, President
and Technical Director of Q-DOT Subsidiary


CORPORATE COUNSEL

Holme Roberts & Owen LLP
1700 Lincoln St. Suite 4100
Denver, CO 80203


INDEPENDENT CERTIFIED PUBLIC
  ACCOUNTANTS

Hein + Associates LLP
717 Seventeenth Street, Suite 1600
Denver, Colorado  80202-3338


REGISTRAR AND TRANSFER AGENT

Continental Stock Transfer & Trust Company
17 Battery Place
New York, New York  10004


OTC ELECTRONIC BULLETIN BOARD
SYMBOL

Common Stock:                                    SRAM



CORPORATE OFFICES

4250 Buckingham Drive #100
Colorado Springs, Colorado 80907
Tel:  (719) 531-9444
Fax:  (719) 531-9481