Form 10QSB
period 2002-03-31
SIMTEK CORP
filed 2002-05-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2002

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                             Outstanding at May 9, 2002
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            54,160,273

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 2002

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                  Page
                                                                            ----
             Consolidated Balance Sheets as of March 31, 2002 and
             December 31, 2001                                                3

             Consolidated Statements of Operations for the three
             months ended March 31, 2002 and 2001                             4

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2002 and 2001                             5

             Notes to Consolidated Financial Statements                     6-7

    ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                             8-11

PART II. OTHER INFORMATION

    ITEM 1   Legal Proceedings                                                12

    ITEM 2   Changes in Securities                                            12

    ITEM 3   Defaults upon Senior Securities                                  12

    ITEM 4   Matters Submitted to a Vote of Securities Holders                12

    ITEM 5   Other Information                                                12

    ITEM 6   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                    13



                                                       SIMTEK CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

              ASSETS
                                                                                  March 31, 2002        December 31, 2001
                                                                                  --------------        ------------------
CURRENT ASSETS:
   Cash and cash equivalents...............................................       $   1,380,284            $  2,075,704
   Certificate of deposit, restricted......................................             300,000                 300,000
   Accounts receivable - trade, net........................................           2,100,936               1,687,329
   Inventory, net .........................................................           1,920,276               1,827,082
   Prepaid expenses and other..............................................             125,485                 104,071
                                                                                   ------------------------------------
       Total current assets................................................           5,826,981               5,994,186

EQUIPMENT AND FURNITURE, net...............................................             899,759                 902,213
OTHER ASSETS...............................................................             113,489                 119,714
                                                                                   ------------------------------------

TOTAL ASSETS...............................................................        $  6,840,229            $  7,016,113
                                                                                   ====================================

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable........................................................        $  1,514,406            $  1,416,794
   Accrued expenses........................................................             301,216                 344,817
   Accrued wages...........................................................             144,117                 155,243
   Accrued vacation payable................................................             170,830                 138,022
   Line of credit payable..................................................             100,168                 100,163
   Deferred Revenue........................................................              28,000                  15,000
   Obligations under capital lease.........................................              81,062                  78,805
                                                                                   ------------------------------------
       Total current liabilities...........................................           2,339,799               2,248,844

NOTES PAYABLE..............................................................              18,564                  24,813
OBLIGATIONS UNDER CAPITAL LEASES...........................................             145,165                 166,752
                                                                                   ------------------------------------
       Total liabilities...................................................           2,503,528               2,440,409



SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                   -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,151,273 and 54,026,273 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively..................             541,512                 540,262
   Additional paid-in capital..............................................          37,562,965              37,547,590
   Treasury Stock..........................................................             (12,504)                (12,504)
   Accumulated deficit.....................................................         (33,755,272)            (33,499,644)
                                                                                   ------------------------------------
   Shareholder's equity....................................................           4,336,701               4,575,704
                                                                                   ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................        $  6,840,229            $  7,016,113
                                                                                   ====================================

                           The accompanying notes are an integral part of these financial statements.




                                                       SIMTEK CORPORATION

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     For the quarters ended March 31,
                                                                                   ------------------------------------
                                                                                         2002                  2001
                                                                                         ----                  ----
NET SALES..................................................................         $  3,973,300          $  4,331,721

     Cost of  sales........................................................            2,554,718             3,129,031
                                                                                    ----------------------------------

GROSS MARGIN...............................................................            1,418,582             1,202,690

OPERATING EXPENSES:
     Design, research and development......................................              993,374               627,598
     Administrative........................................................              208,220               448,291
     Marketing.............................................................              470,934               416,852
     Investor relations....................................................                    -               257,800
                                                                                    ----------------------------------

         Total Operating expenses..........................................            1,672,528             1,750,541
                                                                                    ----------------------------------

LOSS FROM OPERATIONS.......................................................             (253,946)             (547,851)
                                                                                    ----------------------------------

OTHER INCOME (EXPENSE):
     Interest income (expense), net........................................               (1,222)               30,359
     Other expense, net....................................................                 (460)                2,929
                                                                                    ----------------------------------

         Total other income (expense)......................................               (1,682)               33,288
                                                                                    ----------------------------------

NET LOSS BEFORE TAXES......................................................             (255,628)             (514,563)

     Provision for income taxes............................................                    -                     -
                                                                                    ----------------------------------

NET LOSS...................................................................         $   (255,628)        $    (514,563)
                                                                                    ==================================

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS.................................................         $       (.00)        $        (.01)
                                                                                    ==================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted.....................................................           54,069,329            53,651,912
                                                                                    ==================================










                           The accompanying notes are an integral part of these financial statements.




                                                       SIMTEK CORPORATION

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Three Months Ended March 31,
                                                                                -----------------------------------
                                                                                    2002                    2001
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  .......................................................          $ (255,628)             $ (514,563)
     Adjustments to reconcile net loss to net cash from
        operating activities:
           Depreciation and amortization..............................             109,777                 111,272
           Common stock issued for investor relations expense.........                   -                 257,800
           Net change in allowance accounts...........................             (32,588)                (10,862)
           Changes in assets and liabilities:
             (Increase) decrease in:
               Accounts receivable....................................            (393,766)               (347,825)
               Inventory..............................................             (84,448)               (750,648)
               Prepaid expenses and other ............................             (21,439)                 47,808
             Increase (decrease) in:
               Accounts payable.......................................              97,612               1,356,691
               Accrued expenses.......................................             (17,918)                (86,970)
               Deferred Revenue.......................................              13,000                       -
                                                                                ----------------------------------

        Net cash provided by (used in) operating activities...........            (585,398)                 62,703
                                                                                ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................            (101,073)               (177,334)
                                                                                ----------------------------------

        Net cash used in investing activities.........................            (101,073)               (177,334)
                                                                                ----------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable & lines of credit......................              (6,243)                (90,299)
     Payments on capital lease obligation.............................             (19,330)                (11,435)
     Cash to Q-DOT Acoustics..........................................                   -                 (16,065)
     Exercise of stock options........................................              16,624                   6,790
     Purchase of Simtek Common Stock..................................                   -                 (12,504)
                                                                                ----------------------------------

        Net cash used in financing activities.........................              (8,949)               (123,513)
                                                                                ----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................            (695,420)               (238,144)
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................           2,075,704               2,853,769
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................          $1,380,284              $2,615,625
                                                                                ==================================



                           The accompanying notes are an integral part of these financial statements.


                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 22, 2002 for fiscal year 2001.

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

2.   LINE OF CREDIT:

     In April 2002, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit in the amount of $250,000.

3.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months ended March 31, 2002 and 2001 were as follows (as a percentage of semiconductor product sales only):

                                                 2002             2001

         United States                            51%              31%
         Europe                                    9%              22%
         Far East                                 27%              46%
         All others                               13%               1%
                                                 ----             ----
                                                 100%             100%

4.   BUSINESS SEGMENTS:

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Description                                 Three Months Ended
                                                          March 31,
                                                   2002               2001
                                                   ----               ----

         Net Sales:
           Semiconductor Devices               $ 3,492,541        $ 3,975,104
           Government Contracts                    480,759            356,617
                                               -------------- ---------------
           Total                               $ 3,973,300        $ 4,331,721

         Net Loss:
           Semiconductor Devices               $  (283,154)       $  (320,798)
           Government Contracts                     27,526           (193,765)
                                               ------------------------------
           Total                               $  (255,628)       $  (514,563)


                                              March 31, 2002     March 31, 2001
                                              --------------     --------------
         Total Assets:
           Semiconductor Devices               $ 6,405,435        $ 8,079,142
           Government Contracts                    434,794            557,126
                                               ------------------------------
           Total                               $ 6,840,229          8,636,268

                               SIMTEK CORPORATION


ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

RESULTS OF OPERATIONS:

     SEMICONDUCTOR DEVICES. Simtek Corporation recorded net product sales of its semiconductor devices of approximately $3,493,000 and $3,975,000 for the three months ended March 31, 2002 and 2001, respectively. Sales of its 16 kilobit and 64 kilobit nonvolatile semiconductor memory products saw a decrease of $1,580,000 while sales of its 256 kilobit, high end industrial and military nonvolatile semiconductor memory products and logic products saw an approximate increase of $1,097,000. The decrease of the Company's 16 kilobit and 64 kilobit nonvolatile semiconductor memory products was due to a decrease in product demand for this density of product, the increase of $874,000 for the Company's 256 kilobit nonvolatile semiconductor memory products was due to increased product demand due primarily to large customers, worldwide, placing production orders of our products. The increase of $144,000 for the Company's high end industrial and military nonvolatile semiconductor memory products was due to an increase in defense contracts. The increase of $79,000 for the Company's logic products was due primarily to increased demand for pre-existing production programs. Two distributors and one direct customer accounted for approximately 51% of the Company's semiconductor devices products sales for the first three months ended March 31, 2002. Products sold to distributors are re-sold to various end customers.

     The Company saw an approximate 6% increase in its gross margin percentages for the first quarter 2002 as compared to the first quarter 2001. This increase was due to better pricing the Company received in March 2001 from its supplier who produces its silicon wafers and from its test subcontractor.

     During the first quarter 2002, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and 0.35 micron wafers purchased from Chartered.

     Total other operating expenses related to the semiconductor portion of the Company's business saw an increase of approximately $21,000 in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Research and development saw the largest increase of $351,000 which was related to an increase in payroll and related payroll costs of $171,000, an increase in subcontract engineering of $101,000, an increase in new product development costs of $44,000 and an increase of $35,000 in depreciation and maintenance contracts related to software required to develop the Company's products. The increase in payroll, related payroll costs and subcontract engineering was due to the costs in the first quarter of 2002 for additional employees who are working on the design and development of a 1 megabit, 3.0 volt nonvolatile semiconductor memory to be built by Amkor Technology ("Amkor") on their 0.25 micron digital complementary metal-oxide semiconductor or "CMOS" fabrication line. Sales and marketing saw an increase of $28,000 which was related to increased payroll and payroll related costs due to an additional employee in the first quarter of 2002 as compared to first quarter of 2001. Administration saw a decrease of $100,000, this decrease was related to a decrease in legal fees incurred in the first quarter of 2001 that were related to the acquisition of Q-DOT that did not occur in the first quarter of 2002. Investor relations expense saw a decrease of $258,000 in the first quarter of 2002 as compared to the first quarter of 2001. This decrease was due to the amortization of the expense related to the issuance of 1,000,000 shares of stock to two investment banker firms which was completed in September 2001.

     The Company recorded a net loss from the semiconductor portion of its business of $283,000 and $321,000 for the first quarter of 2002 and 2001, respectively. The decrease in net loss was due primarily to an increase in gross margins.

                               SIMTEK CORPORATION


     GOVERNMENT CONTRACTS. The Company recorded revenues from its government contracts portion of its business of $481,000 and $357,000 for the three months ended March 31, 2002 and 2001, respectively. The Company also saw an increase of approximately 16% in its gross margin percentages. The increase in revenues and gross margin percentages was primarily due to increased billings against government contracts which was a result of additional employees working directly on the contracts.. Revenue against government contracts is realized as labor is applied to the contract.

     Operating expenses from the government contracts portion of the Company's business saw a decrease of $100,000. Administration saw a decrease of $140,000 which was primarily due to increased labor costs incurred in the first quarter of 2001 which were related to the merger with Simtek. The decrease in administration costs were offset by an increase in research and development costs of $15,000 and an increase in Sales and Marketing costs of $25,000. Both of these increases were due to resources being allocated to internal research and development and bid and proposal activity.

     The Company recorded a net income of $28,000 for the three months ended March 31, 2002 and a net loss of $194,000 for the three months ended March 31, 2001 for its government contract portion of its business. The increase was due to increased gross margins and a decrease in operating spending.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base.

     The Company is continuing its co-development program with Amkor to develop a semiconductor process module that combines the Company's nonvolatile technology with Amkor's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static RAM memories, for stand alone and embedded products. The Company's current schedule is to have qualified samples of a 1 megabit 3.0 volt nonvolatile semiconductor memory available by the first quarter of 2003.

     As of March 31, 2002, the Company had a backlog of unshipped customer orders of approximately $2,132,000 expected to be filled by September 30, 2002. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, the Company had net working capital of $3,487,182 as compared to a net working capital of $4,166,926 as of March 31, 2001. The Company may require additional capital to fund production and marketing of any new products it may develop. The Company does not have any commitments for such additional capital as of the date of this report.

     The change in cash flows for the three months ended March 31, 2002 used in operating activities was primarily a result of a net loss of $255,628, which is offset by $109,777 in depreciation and amortization, a decrease of $21,439 in prepaid expenses and other, a decrease in accrued expenses of $17,918 and an increase in deferred revenue of $13,000. Increases in inventory of $84,448 and accounts payable of $97,612, were related to increased inventory levels, and the $393,766 increase in accounts receivable and $32,588 change in allowance accounts was due to increased sales in March 2002. The change in cash flows used in investing activities of $101,073 were primarily due to the purchase of

                               SIMTEK CORPORATION


equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

     The change in cash flows for the three months ended March 31, 2001 provided by operating activities was $62,704, which is primarily due to a net loss of $514,563, which is offset by depreciation and amortization of $111,272, $257,800 in investor relations expense, a decrease of prepaid expenses and other of $47,808, and a decrease in accrued expenses of $86,970. Increases in accounts receivable, inventory and accounts payable of $347,824, $750,648 and $1,356,691, respectively were related to increased product demand. The change in cash flows from investing activities of $177,334 was primarily due to the purchases of equipment and furniture related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology and the purchase of computer and software required for research and development. The change in cash flows from financing activities of $123,513 was due primarily to the payments on a line of credit, notes payable, the buyback of Simtek common stock and cash required to fund a subsidiary of Q-DOT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     In  October  2001,  the FASB also  approved  SFAS 144,  Accounting  for the
Impairment or Disposal of Long- Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable

                               SIMTEK CORPORATION


value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard will have a material effect on our financial statements.

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

         (b) Reports on Form 8-K - None

                               SIMTEK CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIMTEK CORPORATION
                                       (Registrant)



May 13, 2002                           By /s/ Douglas Mitchell
                                          --------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            And Chief Financial Officer (acting)