Form 10QSB
period 2002-06-30
SIMTEK CORP
filed 2002-08-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2002

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                             Outstanding at August 9, 2002
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             54,162,273

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 2002

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                  Page
                                                                            ----
             Balance Sheets as of June 30, 2002 and
             December 31, 2001                                                3

             Statements of Operations for the three months and six
             months ended June 30, 2002 and 2001                              4

             Statements of Cash Flows for the six months ended
             June 30, 2002 and 2001                                           5

             Notes to Financial Statements                                  6-7

    ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                             8-13

PART II. OTHER INFORMATION

    ITEM 1   Legal Proceedings                                               14

    ITEM 2   Changes in Securities                                           14

    ITEM 3   Defaults upon Senior Securities                                 14

    ITEM 4   Matters Submitted to a Vote of Securities Holders               14

    ITEM 5   Other Information                                               14

    ITEM 6   Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                   15

                                              SIMTEK CORPORATION

                                                BALANCE SHEETS

              ASSETS
              ------
                                                                                June 30, 2002     December 31, 2001
                                                                                -------------     -----------------
                                                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................     $  1,174,999         $  2,075,704
   Certificate of deposit, restricted......................................          300,000              300,000
   Accounts receivable - trade, net........................................        1,819,990            1,687,329
   Inventory, net .........................................................        2,338,743            1,827,082
   Prepaid expenses and other..............................................          122,083              104,071
                                                                                ---------------------------------
       Total current assets................................................        5,755,815            5,994,186

EQUIPMENT AND FURNITURE, net...............................................          923,835              902,213
DEFERRED FINANCING COSTS...................................................           29,700                    -
OTHER ASSETS...............................................................          105,721              119,714
                                                                                ---------------------------------

TOTAL ASSETS...............................................................     $  6,815,071         $  7,016,113
                                                                                =================================

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................     $  1,886,099         $  1,416,794
   Accrued expenses........................................................          317,150              344,817
   Accrued wages...........................................................          100,780              155,243
   Accrued vacation payable................................................          177,976              138,022
   Line of credit payable..................................................          100,076              100,163
   Deferred Revenue........................................................           17,500               15,000
   Obligation under capital leases.........................................          127,616               78,805
                                                                                ---------------------------------
       Total current liabilities...........................................        2,727,197            2,248,844

NOTES PAYABLE..............................................................           15,000               24,813
OBLIGATION UNDER CAPITAL LEASES............................................          145,050              166,752
                                                                                ---------------------------------
       Total liabilities...................................................        2,887,247            2,440,409

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                -                    -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,162,273 and 54,026,273 shares issued and outstanding
       at June 30, 2002 and December 31, 2001, respectively................          541,623              540,262
   Additional paid-in capital..............................................       37,565,715           37,547,590
       Treasury Stock......................................................          (12,504)             (12,504)
   Accumulated deficit.....................................................      (34,167,010)         (33,499,644)
                                                                                ---------------------------------
   Shareholder's equity....................................................        3,927,824            4,575,704
                                                                                ---------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................     $  6,815,071         $  7,016,113
                                                                                =================================



                   The accompanying notes are an integral part of these financial statements.

                                                      3

                                                    SIMTEK CORPORATION

                                                  STATEMENTS OF OPERATIONS
                                                         (unaudited)


                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                             -------------------------------         ------------------------------
                                                                  2002               2001                 2002             2001
                                                                  ----               ----                 ----             ----
NET SALES..................................................  $  3,550,433      $  4,732,759          $  7,523,734     $  9,064,480

     Cost of  sales........................................     2,062,433         3,057,009             4,617,150        6,153,564
                                                             ---------------------------------------------------------------------

GROSS MARGIN...............................................     1,488,000         1,675,750             2,906,584        2,910,916

OPERATING EXPENSES:
     Design, research and development......................     1,276,744           746,078             2,270,118        1,406,151
     Administrative........................................       185,176           330,706               393,396          778,999
     Marketing.............................................       434,583           403,663               905,516          820,515
     Investor relations....................................             -           257,800                     -          515,600
                                                             ---------------------------------------------------------------------

         Total Operating Expenses..........................     1,896,503         1,738,247             3,569,030        3,521,265

NET LOSS FROM OPERATIONS...................................      (408,503)          (62,497)             (662,446)        (610,349)
                                                             ---------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income.......................................         7,344            20,010                14,607           54,907
     Interest expense......................................       (10,498)           (4,817)              (18,985)          (9,354)
     Other income (expense), net...........................           (81)              182                  (542)           3,111
                                                             ---------------------------------------------------------------------

         Total other income (expense)......................        (3,235)           15,375                (4,920)          48,664
                                                             ---------------------------------------------------------------------

NET LOSS BEFORE TAXES......................................      (411,738)          (47,122)             (667,366)        (561,685)

     Provision for income taxes............................             -                 -                     -                -
                                                             ---------------------------------------------------------------------

NET LOSS...................................................  $   (411,738)     $    (47,122)         $   (667,366)    $   (561,685)
                                                             =====================================================================

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS.................................  $       (.01)     $          *          $       (.01)    $       (.01)
                                                             =====================================================================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic and diluted.....................................    54,159,383        53,668,168            54,114,604       53,668,168


* Less Than $.01 per share


                      The accompanying notes are an integral part of these financial statements.

                                                        4


                                            SIMTEK CORPORATION

                                          STATEMENTS OF CASH FLOWS
                                                (unaudited)

                                                                                      Six Months Ended June 30,
                                                                                ------------------------------------
                                                                                      2002                 2001
                                                                                      ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss............................................................       $   (667,366)         $   (561,685)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................            225,317               222,480
           Common stock issued for investor relations expense                              -               515,560
           Net change in allowance accounts..............................            (22,915)              (99,797)
           Deferred financing fees.......................................            (29,700)                    -
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................           (133,789)             (548,102)
               Inventory.................................................           (501,504)           (1,209,591)
               Prepaid expenses and other ...............................            (16,519)               33,286
           Increase (decrease) in:
               Accounts payable..........................................            469,306               773,165
               Accrued expenses..........................................            (28,293)              (53,634)
               Deferred revenue..........................................              2,500                25,000
               Customer deposits.........................................                  -                 2,000
               Taxes payable.............................................                  -                     -
                                                                                ----------------------------------
        Net cash used in operating activities............................           (702,963)             (901,318)
                                                                                ----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................           (234,437)             (290,683)
     Decrease to investment from related party...........................                   -                5,730
                                                                                ----------------------------------
     Net cash used in investing activities...............................           (234,437)             (284,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit.....................            150,000                     -
     Payments on notes payable and lines of credit.......................           (159,899)              (96,548)
     Payments on capital lease obligation................................            (61,348)              (23,132)
     Borrowings on capital lease obligation..............................             88,457                     -
     Cash to Q-DOT Acoustics.............................................                                   (3,714)
     Exercise of stock options...........................................             19,485                 6,790
     Purchase of Simtek Common Stock.....................................                                  (12,504)
                                                                                ----------------------------------
     Net cash provided by (used in) by financing activities..............             36,695              (129,108)
                                                                                ----------------------------------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................................................           (900,705)           (1,315,379)
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, beginning of period...........................          2,075,704             2,853,769
                                                                                ----------------------------------

CASH AND CASH EQUIVALENTS, end of period.................................       $  1,174,999          $  1,538,390
                                                                                ==================================


                  The accompanying notes are an integral part of these financial statements.


                               SIMTEK CORPORATION
                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

3.  Geographic Concentration:

     Sales of our semiconductor products by location for the three months and six months ended June 30, 2002 and 2001 were as follows (as a percentage of semiconductor product sales only):

                                   Three Months Ended           Six Months Ended
                                         June 30,                   June 30,
                                   2002          2001          2002         2001
                                   ----          ----          ----         ----

     United States                  54%           49%           56%          41%
     Europe                         11%           11%            9%          16%
     Far East                       27%           29%           25%          36%
     All others                      8%           11%           10%           7%
                                   ----          ----          ----         ----
                                   100%          100%          100%         100%

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Description                            Three Months Ended               Six Months Ended
                                            March 31,                       June 30,
                                       2002          2001             2002            2001
                                       ----          ----             ----            ----
Net Sales:
  Semiconductor Devices           $ 3,112,363    $ 4,295,903      $ 6,604,905   $ 8,271,007
  Government Contracts                438,070        436,856          918,829       793,473
                                  ---------------------------     -------------------------
  Total                           $ 3,550,433    $ 4,732,759      $ 7,523,734   $ 9,064,480

Net Income (Loss):
  Semiconductor Devices           $  (413,459)   $   (49,938)     $  (696,614)  $  (370,736)
  Government Contracts                  1,721          2,816          29,248       (190,949)
                                  ---------------------------     --------------------------
  Total                           $  (411,738)   $   (47,122)     $  (667,366)  $  (561,685)


                                  June 30, 2002    December 31, 2001
                                  -------------    -----------------
Total Assets:
  Semiconductor Devices           $ 6,382,649        $ 6,579,383
  Government Contracts                432,422            436,729
                                  ------------------------------
  Total                           $ 6,815,071        7,016,113


                               SIMTEK CORPORATION



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     Beginning in the fourth quarter 2001, the Company began to experience the downturn that has been occurring in the global semiconductor industry since late fourth quarter 2000. This downturn has continued through the first half of 2002. The Company's net revenue was $7,524,000 for the first six months of 2002 down from $9,064,000 for the comparable period of 2001. The Company's net revenue was $3,550,000 for the second quarter 2002 down from $4,733,000 for the comparable period of 2001. These decreases in revenues were primarily due to declines in production demand for semiconductor products and reductions in average selling prices.

     The decline in revenue for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 had an impact on our profitability. This decline along with increased research and development costs related to our 1 megabit product development accounted for losses in the three and six month periods ending June 30, 2002.

RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the company's net revenues by product markets for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                        Three Months Ended                     Six Months Ended
                                              June 30,                             June 30,
                                   2002       2001      Variance         2002        2001       Variance
                                  -----       ----     ----------        ----        ----      ----------
     Commercial                 $ 2,379     $ 3,840    $ (1,461)       $ 5,198     $ 7,311     $ (2,113)
     High-end industrial and
       military                 $   433     $   228    $    205        $   810     $   460     $    350
     Logic products             $   300     $   228    $     72        $   597     $   500     $     97
                                -------     -------    ---------       -------     -------     --------

     Total Semiconductor
       Revenue                  $ 3,112     $ 4,296    $ (1,184)       $ 6,605     $ 8,271     $ (1,666)


     Commercial revenues decreased by $1,461,000 and $2,113,000 for the three and six month periods, respectively, when compared to the comparable periods in 2001. The decreases were due to a depressed semiconductor market which resulted in lower product demand and lower average selling prices.

     High-end industrial and military product revenues accounted for increases of $205,000 and $350,000 for the three and six month periods in 2002 as compared to the previous periods in 2001, respectively. The increases were due to an increase in defense contracts.

     Revenues from our logic products increased by $72,000 and $97,000 for the three and six months ended 2002 as compared to 2001, respectively. The increases were due primarily to non recurring engineering charges received from two new customers and an increased demand for pre-existing production programs.

                               SIMTEK CORPORATION



     Two distributors and one direct customer accounted for approximately 42% of the Company's semiconductor devices product sales for the quarter ended June 30, 2002. Products sold to distributors are re-sold to various end customers.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $1,890,000 and $4,217,000 for the three and six months ended June 30, 2002 as compared with the $2,845,000 and $5,751,000 for the three and six months ended June 30, 2001. These costs reflect an approximate 6% improvement in gross margin percentages for the second quarter and six months ended June 30, 2002 as compared to the second quarter and six months ended June 30, 2001. Actual gross margin percentages for the second quarter and six month periods ending June 30, 2002 were 39% and 36%, respectively. These increases were due to lower material and test costs. The increased sales of logic products and high-end industrial and military products also contributed to improved gross margins.

     During the first six months of 2002, the Company  purchased wafers built on
0.8 micron technology from Chartered Semiconductor Manufacturing Plc. of Singapore ("Chartered") to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and 0.35 micron wafers purchased from Chartered.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of our process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the second quarter 2002, the Company began shipping 3 volt 256 kilobit nonvolatile semiconductor memories to its customers.

     Total research and development expenses related to the semiconductor portion of the Company's business were $1,105,000 and $1,965,000 for the three and six months ended June 30, 2002 compared to $584,000 and $1,093,000 for the three and six months ended June 30, 2001.

     The $521,000 increase for the three month period was related to increases in payroll and payroll overhead costs of $163,000, contract engineering services of $61,000, new product development costs of $213,000, equipment leases, maintenance agreements for software and depreciation of $98,000 and a reduction in miscellaneous other expenses of $14,000. The increase of $872,000 for the six month period was related to increases in payroll and payroll costs of $353,000, contract engineering services of $137,000, new product development costs of $230,000, equipment leases, maintenance agreements for software and depreciation of $133,000 and miscellaneous other expenses of $19,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

                               SIMTEK CORPORATION


     ADMINISTRATION AND INVESTOR RELATIONS - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $160,000 and $338,000 for the three and six months ended June 30, 2002 as compared to the $302,000 and $581,000 for the three and six months ended June 30, 2001.

     The $142,000 and $243,000 decreases for the three and six months ended June 30, 2002 compared to June 30, 2001, respectively, were primarily due to decreased legal, audit fees and payroll costs. The decrease occurred primarily due to increased legal, audit fees and payroll costs which were related to the acquisition of Q-DOT during the three and six month periods ending June 30, 2001.

           The decrease of $258,000 and $516,000, in investor relations expense, for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 was related to the completion of the amortization of the issuance of stock to two investment banker firms in September 2000 for services they performed.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $368,000 and $777,000 for the three and six months ended June 30, 2002 as compared to the $373,000 and $753,000 for the three and six months ended June 30, 2001.

     The decrease for the three month period ended June 30, 2002 as compared to June 30, 2001 was the net effect of increase payroll and payroll costs and decreased sales commissions which are a direct result of revenue. The increase of $24,000 for the six month period ended June 30, 2002 as compared to June 30, 2001 was the net effect of a $89,000 increase in payroll and payroll costs and decreases in contract services of $27,000 and sales commissions of $38,000

     TOTAL OTHER INCOME (EXPENSES) - SEMICONDUCTOR DEVICES

     The decrease in total other income (expense) for the three and six month period ended June 30, 2002 as compared to June 30, 2001 was primarily related to a decrease in interest income which was a direct result of decreased cash on hand

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $413,000 and $697,000 for the three and six months ended June 30, 2002 as compared to a net loss of $50,000 and $371,000 for the three and six months ended June 30, 2001. The increases in net loss for the two periods were due primarily to increased research and development costs and decreased sales.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the company's net revenues from its government contracts portion of its business for the three and six months ended June 30, 2002 and 2001 (in thousands):

                                 Three Months Ended               Six Months Ended
                                       June 30,                        June 30,
                              2002      2001     Variance      2002     2001     Variance
                             -----      ----     --------      ----     ----     --------
     Government Contracts    $ 438     $ 437       $  1       $ 919     $ 793     $ 126

                               SIMTEK CORPORATION


     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The Company saw a 9% improvement in its gross margin percentages for the second quarter 2002 as compared to the second quarter 2001 and a 7% improvement for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The improvements were related to decreases in direct material and supply costs. Actual gross margin percentages for the second quarter and six month periods ending June 30, 2002 were 61% and 56%, respectively.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $171,000 and $305,000 for the three and six months ended June 30, 2002 compared to $162,000 and $313,000 for the three and six months ended June 30, 2001.

     The $9,000 increase for the three month period was related to increases in payroll and payroll overhead costs. The $8,000 decrease for the six month period was related to decreased software amortization.

     ADMINISTRATION AND INVESTOR RELATIONS - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $26,000 and $55,000 for the three and six months ended June 30, 2002 as compared to the $29,000 and $198,000 for the three and six months ended June 30, 2001.

     The $143,000 decrease for the six months ended June 30, 2002 compared to June 30, 2001 was primarily due to decreased legal, audit fees and payroll costs. The decrease occurred primarily due to the six month period ending June 30, 2001, saw increased legal, audit fees and payroll costs which were related to the acquisition of Q- DOT.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $67,000 and $128,000 for the three and six months ended June 30, 2002 as compared to the $31,000 and $67,000 for the three and six months ended June 30, 2001.

     The increases of $36,000 and $61,000 for the three and six month periods ending June 30, 2002 as compared to June 30, 2001 were primarily due to an increase in bid and proposal activities.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net income of $2,000 and $29,000 for the three and six months ended June 30, 2002 as compared to a net income of $3,000 and a net loss of $190,000 for the three and six months ended June 30, 2001. The increase in net income from a net loss for the six month period was due primarily to the elimination of costs related to the Company's acquisition of Q-DOT.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. The Company is also dependent on the overall state of semiconductor industry and the demand for semiconductor products by equipment manufacturers.

                               SIMTEK CORPORATION


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

     As of June 30, 2002, the Company had a backlog of unshipped customer orders of approximately $2,242,000 expected to be filled by December 31, 2002. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, the Company had net working capital of $3,028,618 as compared to a net working capital of $3,895,961 as of June 30, 2001.

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Renaissance has the right to appoint one member to the Simtek Board of Directors and they exercised this right on July 25, 2002. As funding occurred after June 30, 2002, it is not reflected in the accompanying balance sheet.

     The change in cash flows for the six months ended June 30, 2002 used in operating activities was primarily a result of a net loss of $667,366, which is offset by $225,317 in depreciation and amortization, a decrease in accrued expenses of $28,293, increases in accounts receivable, allowance accounts, deferred financing fees, prepaid expenses and other and deferred revenue of $133,789, $22,915, $29,700, $16,519 and $2,500, respectively. Increases in inventory and accounts payable of $501,504 and $469,306, respectively, are directly related to each other. The change in cash flows used in investing activities of $234,437 were primarily due to the purchase of equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

     The change in cash flows for the six months ended June 30, 2002 used in operating activities was $901,318, which is primarily due to a net loss of $561,685, which is offset by depreciation and amortization of $222,480, $515,560 in investor relations expense, a decrease of prepaid expenses and other of $33,286, and a decrease in accrued expenses of $53,634. Increases in accounts receivable, net change in allowance accounts, inventory and accounts payable of $548,102, $ 99,797, $1,209,591 and $773,165, respectively were related to increased product demand. The change in cash flows used in investing activities of $284,953 was primarily due to the purchases of equipment and furniture related to the testing of our 64 kilobit and 256 kilobit products built on 0.8 micron technology and the purchase of computer and software required for research and development. The change in cash flows used in financing activities of $129,108 was due primarily to the payments on a line of credit, notes payable, the buyback of Simtek common stock and cash required to fund a subsidiary of Q-DOT.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair

                               SIMTEK CORPORATION


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

Item 3.    Defaults upon Senior Securities - None

Item 4.    Matters Submitted to a Vote of Securities Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           10.16 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.

           10.17    7.5%  $1,000,000   Convertible   Debenture   between  Simtek
                    Corporation and HSBC Global Custody Nominee (U.K.) Limited for the benefit of BFSUS Special Opportunities Trust, PLC

           10.18    7.5%  $1,000,000   Convertible   Debenture   between  Simtek
                    Corporation and Renaissance Capital Growth & Income Fund III, Inc.

           10.19    7.5%  $1,000,000   Convertible   Debenture   between  Simtek
                    Corporation and Renaissance Capital US Growth & Income Trust, PLC.

           10.20 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.

           10.21 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.

          (b) Reports on Form 8-K

          Form 8-K filed April 3, 2002 - Press Release "Simtek Announces Revenue Growth to New Record Levels - Financial Results for 2001"

          Form 8-K filed May 23, 2002 - Press Release "Simtek Announces First Quarter 2002 Financial Results"

                               SIMTEK CORPORATION

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMTEK CORPORATION
                                      (Registrant)



August 13, 2002                       By   /s/Douglas Mitchell
                                        ----------------------------------------
                                         DOUGLAS MITCHELL
                                         Chief Executive Officer, President
                                           and Chief Financial Officer (Acting)


                                  CERTIFICATION

The undersigned Chief Executive Officer and Chief Financial Officer of the Registrant hereby certify that this Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                                      By  /s/Douglas Mitchell
                                         ---------------------------------------
                                         DOUGLAS MITCHELL
                                         Chief Executive Officer



                                      By   /s/Douglas Mitchell
                                         ---------------------------------------
                                         DOUGLAS MITCHELL
                                         Chief Financial Officer