Form 10QSB
period 2002-09-30
SIMTEK CORP
filed 2002-11-12
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2002

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Class                                           Outstanding at November 8, 2002
--------------------------------------------------------------------------------


(Common Stock, $.01 par value)                            54,382,273

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 2002

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
     ------                                                                 ----

             Balance Sheets as of September 30, 2002 and
             December 31, 2001                                                3

             Statements of Operations for the three months and nine
             months ended September 30, 2002 and 2001                         4

             Statements of Cash Flows for the nine months ended
             September 30, 2002 and 2001                                      5

             Notes to Financial Statements                                  6-7

     ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                             8-14

     ITEM 3

             Controls and Procedures                                         15

PART II. OTHER INFORMATION

     ITEM 1  Legal Proceedings                                               16

     ITEM 2  Changes in Securities                                           16

     ITEM 3  Defaults upon Senior Securities                                 16

     ITEM 4  Matters Submitted to a Vote of Securities Holders               16

     ITEM 5  Other Information                                               16

     ITEM 6  Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18



                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
              ------                                                         September 30, 2002      December 31, 2001
                                                                            -------------------      ------------------
                                                                                (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $   3,071,364             $   2,075,704
   Certificate of deposit, restricted......................................        300,000                   300,000
   Accounts receivable - trade, net........................................      1,852,585                 1,687,329
   Inventory, net .........................................................      2,176,226                 1,827,082
   Prepaid expenses and other..............................................        119,566                   104,071
                                                                             ----------------------------------------
       Total current assets................................................      7,519,741                 5,994,186

EQUIPMENT AND FURNITURE, net...............................................        818,141                   902,213
DEFERRED FINANCING COSTS...................................................        112,026                         -
OTHER ASSETS...............................................................         90,003                   119,714
                                                                             ----------------------------------------

TOTAL ASSETS...............................................................  $   8,539,911             $   7,016,113
                                                                             ========================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $     835,767             $   1,416,794
   Accrued expenses........................................................        308,299                   344,817
   Accrued wages...........................................................         36,879                   155,243
   Accrued vacation payable................................................        174,013                   138,022
   Line of credit payable..................................................              -                   100,163
   Deferred Revenue........................................................         17,500                    15,000
   Obligation under capital leases.........................................        130,013                    78,805
                                                                             ----------------------------------------
       Total current liabilities...........................................      1,502,471                 2,248,844
NOTES PAYABLE..............................................................         10,000                    24,813
OBLIGATION UNDER CAPITAL LEASES............................................        111,104                   166,752
CONVERTIBLE DEBENTURES.....................................................      3,000,000                         -
                                                                             ----------------------------------------

       Total liabilities...................................................      4,623,575                 2,440,409

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................              -                         -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,382,273 and 54,026,273 shares issued and outstanding.............
       at September 30, 2002 and December 31, 2001, respectively...........        543,823                   540,262
   Additional paid-in capital..............................................     37,594,875                37,547,590
       Treasury Stock......................................................        (12,504)                  (12,504)
   Accumulated deficit.....................................................    (34,209,858)              (33,499,644)
                                                                             ----------------------------------------
   Shareholder's equity....................................................      3,916,336                 4,575,704
                                                                             ----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $   8,539,911              $  7,016,113
                                                                             ========================================


                    The accompanying notes are an integral part of these financial statements.


                                                          SIMTEK CORPORATION

                                                       STATEMENTS OF OPERATIONS
                                                              (unaudited)


                                                                   Three Months Ended                       Nine Months Ended
                                                                      September 30,                           September 30,
                                                                  2002              2001                  2002             2001
                                                                  ----              ----                  ----             ----
NET SALES.................................................   $  3,146,887      $  4,105,613          $ 10,670,620     $ 13,170,094

     Cost of  sales.......................................      1,620,408         2,931,461             6,237,559        9,085,025
                                                             ----------------------------------------------------------------------

GROSS MARGIN..............................................      1,526,479         1,174,152             4,433,061        4,085,069

OPERATING EXPENSES:
     Design, research and development.....................        980,108           644,224             3,250,226        2,050,366
     Administrative.......................................        188,304           290,195               581,700        1,064,552
     Marketing............................................        353,000           450,292             1,258,517        1,270,833
     Investor relations...................................              -           214,833                     -          730,433
                                                             ----------------------------------------------------------------------

         Total Operating Expenses.........................      1,521,412         1,599,544             5,090,443        5,116,184

NET INCOME (LOSS) FROM OPERATIONS.........................          5,067          (425,392)             (657,382)      (1,031,115)
                                                             ----------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income......................................         16,443            11,531                31,051           70,193
     Interest expense.....................................        (64,332)           (4,387)              (83,317)         (16,952)
     Other income (expense), net..........................            (24)             (882)                 (566)           1,686
                                                             ----------------------------------------------------------------------

         Total other income (expense).....................        (47,913)            6,262               (52,832)          54,927
                                                             ----------------------------------------------------------------------
EQUITY IN LOSSES OF QDA AND WRITE-OFF
     OF RELATED ADVANCE ..................................              -                 -                     -           (4,631)
                                                             ----------------------------------------------------------------------

LOSS BEFORE TAXES.........................................        (42,846)         (419,130)             (710,214)        (980,819)

     Provision for income taxes...........................              -                 -                     -                -
                                                             ----------------------------------------------------------------------

NET LOSS..................................................   $    (42,846)     $   (419,130)         $   (710,214)    $   (980,819)
                                                             ======================================================================

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS.................................  $          *      $       (.01)         $       (.01)    $       (.02)
                                                             ======================================================================

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic and diluted.....................................    54,203,686        53,701,538            54,144,625       53,679,465

* Less Than $.01 per share



                      The accompanying notes are an integral part of thesefinancial statements.

                                                 SIMTEK CORPORATION

                                              STATEMENTS OF CASH FLOWS
                                                    (unaudited)
                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                      2002                  2001
                                                                                      ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  ..........................................................       $   (710,214)         $   (980,819)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................            314,347               340,854
           Amortization of deferred financing costs......................              4,149                     -
           Common stock issued for investor relations expense............                  -               730,433
           Net change in allowance accounts..............................            (40,087)             (120,334)
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................           (139,244)             (509,130)
               Inventory.................................................           (357,698)             (444,939)
               Prepaid expenses and other ...............................             (4,469)               62,944
           Increase (decrease) in:
               Accounts payable..........................................           (581,027)             (138,727)
               Accrued expenses..........................................           (101,263)              (14,244)
               Deferred revenue..........................................              2,500                15,000
               Customer deposits.........................................                  -                 2,000
                                                                                -----------------------------------
        Net cash used in operating activities............................         (1,613,006)           (1,056,962)
                                                                                -----------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................           (211,589)             (325,863)
     Decrease to investment from related party...........................                  -                 5,730
                                                                                ----------------------------------
     Net cash used in investing activities...............................           (211,589)             (320,133)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit.....................                  -                     -
     Payments on notes payable and lines of credit.......................           (109,976)             (102,797)
     Payments on capital lease obligation................................            (92,897)              (35,100)
     Borrowings on capital lease obligation..............................             88,457                     -
     Convertible debentures net of deferred financing fees...............          2,883,825                     -
     Cash to QD Acoustics................................................                  -                (2,498)
     Exercise of stock options...........................................             50,846                13,076
     Purchase of Simtek Common Stock.....................................                  -               (12,504)
                                                                                -----------------------------------
     Net cash provided by (used in) by financing activities..............          2,820,255              (139,823)
                                                                                -----------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS........................................................            995,660            (1,516,918)
                                                                                -----------------------------------

CASH AND CASH EQUIVALENTS, beginning of period...........................          2,075,704             2,853,769
                                                                                -----------------------------------

CASH AND CASH EQUIVALENTS, end of period.................................       $  3,071,364          $  1,336,851
                                                                                ===================================


                      The accompanying notes are an integral part of thesefinancial statements.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 22, 2002 for fiscal year 2001. The balance sheet as of December 31, 2001 was derived from the audited year end balance sheet.

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data were derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

2.   LINE OF CREDIT:

     In April 2002, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit in the amount of $250,000.

3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Renaissance has exercised its right to appoint one member to the Simtek Board of Directors. Mr. Robert Pearson was appointed to Simtek's board of directors on July 25, 2002.

4.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months and nine months ended September 30, 2002 and 2001 were as follows (as a percentage of semiconductor product sales only):

                               Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                             2002           2001         2002            2001
                             ----           ----         ----            ----

         United States        68%            59%          55%               44%
         Europe               11%             8%          11%               15%
         Far East             16%            19%          25%               32%
         All others            5%            14%           9%                9%
                             ----           ----         ----              ----
                             100%           100%         100%              100%

5.   BUSINESS SEGMENTS:

     The Company has two reportable segments. One segment designs and produces semiconductor devices for sale into the semiconductor market. The second segment specializes in advanced technology research and development for data

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Description                               Three Months Ended                  Nine Months Ended
                                             September 30,                       September 30,
                                         2002             2001               2002            2001
                                         ----             ----               ----            ----
Net Sales:
  Semiconductor Devices             $  2,672,724     $  3,782,703       $  9,277,628     $ 12,053,711
  Government Contracts                   474,163          322,910          1,392,992        1,116,383
                                    ------------     -------------      ------------     ------------
  Total                             $  3,146,887     $  4,105,613       $ 10,670,620     $ 13,170,094

Net Income (Loss):
  Semiconductor Devices             $   (103,974)    $   (366,471)      $   (800,590)    $   (737,204)
  Government Contracts                    61,128          (52,659)            90,376         (243,615)
                                    ------------     ------------       ------------     -------------
  Total                             $    (42,846)    $   (419,130)      $   (710,214)    $   (980,819)


                                    September 30, 2002         December 31, 2001
                                    ------------------         -----------------
Total Assets:
  Semiconductor Devices                $  8,053,539               $ 6,579,383
  Government Contracts                      486,372                   436,729
                                       ------------               -----------
  Total                                $  8,539,911               $ 7,016,113



                               SIMTEK CORPORATION


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     Beginning in the fourth quarter 2001, the Company began to experience the downturn that has been occurring in the global semiconductor industry since late fourth quarter 2000. This downturn has continued through the first nine months of 2002. The Company's net revenue was $10,671,000 for the first nine months of 2002 down from $13,170,000 for the comparable period of 2001. The Company's net revenue was $3,147,000 for the third quarter 2002 down from $4,106,000 for the comparable period of 2001. These decreases in revenues were primarily due to declines in production demand for semiconductor products and reductions in average selling prices.

     The decline in revenue for the three and nine months ended September 30, 2002 had an adverse impact on our profitability. This decline along with increased research and development costs related to our 1 megabit product development accounted for losses in the three and nine month periods ending September 30, 2002.

RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the company's net revenues for semiconductor devices by product markets for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,
                                   2002         2001      Variance           2002         2001      Variance
                                   ----         ----      --------           ----         ----      --------
     Commercial                 $  1,359     $   3,223    $ (1,864)       $  6,557     $ 10,533     $ (3,976)
     High-end industrial and
       military                 $  1,052     $     392    $    660        $  1,862     $    852     $  1,010
     Logic products             $    262     $     168    $     94        $    859     $    669     $    190
                                --------     ---------    ---------       --------     --------     ---------

     Total Semiconductor
       Revenue                  $  2,673     $   3,783    $ (1,110)       $  9,278     $ 12,054     $ (2,776)


     Commercial revenues decreased by $1,864,000 and $3,976,000 for the three and nine month periods, respectively, when compared to the comparable periods in 2001. The decreases were primarily due to a depressed semiconductor market which resulted in lower product demand and lower average selling prices.

     High-end industrial and military product revenues accounted for increases of $660,000 and $1,010,000 for the three and nine month periods in 2002 as compared to the previous periods in 2001, respectively. The increases were due to an increase in defense contracts.

     Revenues from our logic products increased by $94,000 and $190,000 for the three and nine months ended 2002 as compared to 2001, respectively. The increases for the three and nine month periods were due primarily to non-recurring engineering charges received from new customers and the shipment of production orders to a new customer and pre-existing customers.

                               SIMTEK CORPORATION


     Three distributors accounted for approximately 50% of the Company's semiconductor devices product sales for the quarter ended September 30, 2002. Products sold to distributors are sold without significant recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with the Company, we believe that there would not be a material impact on the Company's product sales.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $1,391,000 and $5,608,000 for the three and nine months ended September 30, 2002, respectively, as compared with the $2,677,000 and $8,427,000 for the three and nine months ended September 30, 2001, respectively. These costs reflect an approximate 19% improvement in gross margin percentages for the third quarter and an approximate 9% improvement in gross margin percentages for the nine months ended September 30, 2002 as compared to the third quarter and nine months ended September 30, 2001, respectively. Actual gross margin percentages for the third quarter and nine month periods ending September 30, 2002 were 48% and 40%, respectively. These increases were due primarily to increased sales of logic products and high-end industrial and military products. The increases in gross margin percentages were partially due to lower material and test costs of our commercial product.

     During the first nine months of 2002, the Company purchased wafers built on
0.8 micron technology from Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and
0.35 micron wafers purchased from Chartered. If we are unable to purchase wafers from Chartered, it would have a material impact on our revenues.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of our process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the third quarter 2002, the Company continued shipping 3 volt 256 kilobit nonvolatile semiconductor memories in larger volumes to its customers. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company is still anticipating samples by late first quarter 2003.

     Total research and development expenses related to the semiconductor portion of the Company's business were $890,000 and $2,855,000 for the three and nine months ended September 30, 2002 compared to $641,000 and $1,734,000 for the three and nine months ended September 30, 2001.

     The $249,000 increase for the three month period was related to increases in payroll and payroll overhead costs of $101,000, contract engineering services of $78,000, new product development costs of $27,000, equipment leases, maintenance agreements for software and depreciation of $104,000 and a reduction in miscellaneous other expenses of $61,000 which were related primarily to reduced cost of our logic development. The increase of $1,121,000 for the nine month period was related to increases in payroll and payroll costs of $410,000, contract engineering services of $295,000, new product development costs of $280,000, equipment leases, maintenance agreements for software and depreciation of $236,000 and a reduction in miscellaneous other expenses of $100,000 which

                               SIMTEK CORPORATION


was related to a reduction in our logic development costs. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     ADMINISTRATION AND INVESTOR RELATIONS - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $162,000 and $501,000 for the three and nine months ended September 30, 2002 as compared to the $240,000 and $821,000 for the three and nine months ended September 30, 2001.

     The $78,000 and $320,000 decreases for the three and nine months ended September 30, 2002 compared to September 30, 2001, respectively, were primarily due to decreased legal, audit fees and payroll costs. The decrease occurred primarily due to increased legal, audit fees and payroll costs which were related directly to the acquisition of Q-DOT and the filing of a registration statement during the three and nine month periods ending September 30, 2001.

     The decrease of $215,000 and $730,000, in investor relations expense, for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001 was related to the completion of the amortization of the issuance of stock to two investment banking firms in September 2000 for services they performed.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $286,000 and $1,063,000 for the three and nine months ended September 30, 2002 as compared to the $384,000 and $1,137,000 for the three and nine months ended September 30, 2001.

     The $98,000 decrease for the three month period ended September 30, 2002 as compared to September 30, 2001 was the net effect of increased payroll and payroll overhead costs, decreased advertising costs and decreased sales commissions which are a direct result of revenue. The decrease of $74,000 for the nine month period ended September 30, 2002 as compared to September 30, 2001 was the net effect of a $53,000 increase in payroll expenses and a $34,000 increase in travel expenses which was offset by decreases in contract services of $56,000, sales commissions of $57,000 and advertising of $48,000.

     TOTAL OTHER INCOME (EXPENSES) - SEMICONDUCTOR DEVICES

     The increase in total other income (expense) for the three and nine month period ended September 30, 2002 as compared to September 30, 2001 was primarily related to an increase of interest expense and an increase in interest income which was a direct result of $3,000,000 funding the Company received on July 1, 2002.

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $104,000 and $801,000 for the three and nine months ended September 30, 2002 as compared to a net loss of $366,000 and $737,000 for the three and nine months ended September 30, 2001. The decrease of $262,000 in net loss for the three month period was due primarily to the 19% increase in gross margin percentages which was offset by an increase in operating expenses and decreased sales. The increase of $64,000 in net loss for the nine month period was due primarily to increased research and development costs and decreased sales.

                               SIMTEK CORPORATION



     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the company's net revenues from its government contracts portion of its business for the three and nine months ended September 30, 2002 and 2001 (in thousands):

                                          Three Months Ended                           Nine Months Ended
                                             September 30,                               September 30,
                                    2002          2001         Variance         2002         2001      Variance
                                    ----          ----         --------         ----         ----      --------
      Government Contracts         $  474        $  323         $  151        $ 1,393      $ 1,116      $  277

     The increase of revenue for the three and nine month periods were the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor increased due to the addition of employees.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The Company saw a 30% improvement in its gross margin percentages for the third quarter 2002 as compared to the third quarter 2001 and a 14% improvement for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The improvement in gross margin percentages for the three month period were primarily due to a one time adjustment of costs from research and development to costs of sales that occurred in the three month period ending September 30, 2001. The adjustment was offset by increased direct labor and increased materials and services for the three month period ending September 30, 2002. The improvement in gross margin percentages for the nine months ended September 30, 2002 as compared to September 30, 2001 was due to decreased materials and services which were offset by increased direct labor. Actual gross margin percentages for the third quarter and nine month period ending September 30, 2002 were 52% and 55%, respectively.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $90,000 and $395,000 for the three and nine months ended September 30, 2002 compared to $3,000 and $316,000 for the three and nine months ended September 30, 2001.

     The $87,000 increase for the three month period was related to increases in payroll and payroll overhead costs of $14,000 and the one time adjustment that occurred in September 2001 that moved $73,000 from research and development to cost of sales. The $79,000 increase for the nine month period was related primarily to an increase in payroll and payroll overhead costs.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $26,000 and $81,000 for the three and nine months ended September 30, 2002 as compared to the $50,000 and $244,000 for the three and nine months ended September 30, 2001.

     The $24,000 decrease for the three months ended September 30, 2002 compared to September 30, 2001 was primarily due to a decrease in labor transfer costs from Q-DOT to Simtek. The $163,000 decrease for the nine months ended September 30, 2002 compared to September 30, 2001 was due to decreased legal, audit fees and payroll costs that were directly related to Simteks' acquisition of Q-DOT.

                               SIMTEK CORPORATION


     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $67,000 and $196,000 for the three and nine months ended September 30, 2002 as compared to the $67,000 and $134,000 for the three and nine months ended September 30, 2001.

     The increase of $62,000 for the nine month period ending September 30, 2002 as compared to September 30, 2001 were primarily due to an increase in bid and proposal activities.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net income of $61,000 and $90,000 for the three and nine months ended September 30, 2002 as compared to a net loss of $53,000 and $244,000 for the three and nine months ended September 30, 2001. The increase in net income from a net loss for the nine month period was due primarily to the elimination of costs related to the Company's acquisition of Q-DOT and increased revenue.

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

     The Company is continuing its co-development program with Amkor to develop a semiconductor process module that combines the Company's nonvolatile technology with Amkor's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static RAM memories, for stand alone and embedded products. The Company's current schedule is to have samples of a 1 megabit 3.0 volt nonvolatile semiconductor memory available late in the first quarter of 2003.

     As of September 30, 2002, the Company had a backlog of unshipped customer orders of approximately $2,073,000 expected to be filled by March 31, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, the Company had net working capital of $6,017,270 as compared to a net working capital of $3,767,923 as of September 30, 2001.

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002.

     The change in cash flows for the nine months ended September 30, 2002 used in operating activities was primarily a result of a net loss of $710,214, which is offset by $318,496 in depreciation and amortization, a decrease in accrued expenses of $101,263, increases in accounts receivable, allowance accounts, prepaid expenses and other and deferred revenue of $139,244, $40,087, $4,469, and $2,500, respectively. The $357,698 increase in inventory and the $581,027

                               SIMTEK CORPORATION


decrease of accounts payable are primarily due to the timing of raw materials received within the period. Materials were received and paid for early in the period, but due to soft market demand, have not been fully consumed, resulting in larger inventory levels. The change in cash flows used in investing activities of $211,589 was primarily due to the purchase of equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to the $3,000,000, net of $116,175 in financing fees, received from Renaissance, borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

     The change in cash flows for the nine months ended September 30, 2001 used in operating activities was primarily a result of a net loss of $980,819 which is offset by $340,854 in depreciation and amortization, $730,433 in prepaid investor relations, decreases in prepaid expenses and other, and increases in customer deposits and receipts from deferred revenue of $62,944, $2,000 and $15,000, respectively. These decreases were offset by an increase in accounts receivable, inventory, and a decrease in accounts payable and accrued expenses of $627,214, $444,939, $138,727, and $14,244, respectively. The increases in accounts receivable and inventory were related to increased product availability and demand. The change in cash flows used in investing activities was primarily due to the purchase of $325,863 of equipment required to test our products and payments on a capital lease obligation of $35,100. The change in cash flows used in financing activities of $139,823 was due primarily to payments on a line of credit and notes payable and the buyback of Simtek common stock and receipts from deferred revenue.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and other Intangible Assets. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets of cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combination completed afer June 30, 2001. Adoption of SFAS No. 141 is not expected to have a material impact on the accounting for business acquisitions prior to July 1, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No.
142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. The adoption of these standards is expected to have little effect on the Company's historical financial statements as the Company does not have any goodwill. These standards will be applied to all future acquisitions.

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

     In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of SFAS 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishment of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishment depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company's financial position or results of its operations.

     In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

                               SIMTEK CORPORATION


ITEM 3:  CONTROLS AND PROCEDURES
--------------------------------

(a)  Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of the quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in internal controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings -None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               10.22 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002

               99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)   Reports on Form 8-K

               Form 8-K filed July 8, 2002 - Press Release "Simtek Closes $3 Million Financing Transaction with Renaissance Capital of Dallas"

               Form 8-K filed July 31, 2002 - Press Release "Simtek Appoints Robert Pearson to Board of Directors"

               Form 8-K filed August 20, 2002 - Press Release "Simtek Announces Second Quarter 2002 Financial Results"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIMTEK CORPORATION
                                     (Registrant)



November 8, 2002                     By  /s/Douglas Mitchell
                                      -----------------------------------------
                                         DOUGLAS MITCHELL
                                         Chief Executive Officer, President
                                           and Chief Financial Officer (Acting)

                               SIMTEK CORPORATION

                                 CERTIFICATIONS

I, Douglas Mitchell, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Simtek Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly date (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: November 8, 2002
                                          /s/ Douglas Mitchell
                                         --------------------------------------
                                          Douglas Mitchell
                                          Chief Executive Officer, President and
                                          Chief Financial Officer (acting)