Form 10KSB
period 2002-12-31
SIMTEK CORP
filed 2003-03-27
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

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
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $14,326,705.

The aggregate market value of the 51,398,259 shares of voting stock held by non-affiliates of the registrant was approximately $7,709,739, based upon the closing sale price of the Common Stock on March 21, 2003 of $0.15 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 24, 2003 was 54,442,273.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ---       ---

                                            TABLE OF CONTENTS

PART I

Item 1:        Business.............................................................................. 3

Item 2:        Properties........................................................................... 16

Item 3:        Legal Proceedings.................................................................... 16

Item 4:        Matters Submitted to a Vote of Security Holders...................................... 16


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters............. 17

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations..................................................................... 19

Item 7:        Financial Statements and Supplementary Data.......................................... 33

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure........................................................................ 52


PART III

Item 9:        Directors, Executive Officers, Promoters and Control Persons; Compliance
                With Section 16(a) of the Exchange Act.............................................. 53

Item 10:       Executive Compensation............................................................... 58

Item 11:       Security Ownership of Certain Beneficial Owners and Management....................... 61

Item 12:       Certain Relationships and Related Transactions....................................... 64

PART IV

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K...................... 65

Item 14:       Controls and Procedures.............................................................. 66


                                     PART I
ITEM 1:  BUSINESS
-----------------

GENERAL

     We provide integrated circuits to the electronics market for use in a variety of systems, such as computers, copiers, factory controllers, electric meters and military systems. We design, market and sell our products, but we subcontract the majority of our manufacturing requirements. We have designed and developed nonvolatile Static Random Access Memory products since we began business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit nonvolatile Static Random Access memory product families and technologies, distribution channels, and sources of supply, including production at subcontractors. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. During 2000, we added the capability to design, develop and produce programmed semiconductor logic products.

     Having established a core business within the nonvolatile memory application segment, we have been expanding into other technology areas including logic and data communication markets. In September 2000, we purchased incomplete research and development, patents and trademarks from WebGear. These additional product families were intended to allow more rapid total revenue growth and to reduce the risk inherent in our historic dependence on one product family.

     In March 2001, we acquired Q-DOT Group, Inc. Q-DOT Group specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Their projects are supported by "conventional" government and commercial contracts in addition to government contracts sponsored by the Small Business Innovation Research program. We operate Q- DOT Group's government contract research and development operations as our wholly owned subsidiary. This acquisition was intended to enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "Silicon Germanium" process technology.

     As of December 31, 2002, our backlog for released purchase orders was approximately $1,647,000, all of which is expected to ship by June 30, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and are, therefore, not necessarily a measure of future product revenue.

     We are in production of our first four families of memory products; 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile Static Random Access memories. Our 256 kilobit nonvolatile Static Random Access memory product was qualified by our internal quality organization to the product's data sheet and in accordance with accepted industry standard practices in 1997 for sales into commercial and industrial markets and in 1998 for shipment into the military market. During 2002, we designed and qualified a 3 volt version of our 256 kilobit nonvolatile Static Random Access memory product for sale into commercial and industrial markets. Our 64 kilobit nonvolatile Static Random Access memories have been qualified for sale into commercial, industrial and military markets. Our 16 kilobit and 4 kilobit nonvolatile Static Random Access memories have been qualified for sales into commercial and industrial markets. Our nonvolatile Static Random Access memories are physically smaller and require less maintenance than Static Random Access Memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than Static Random Access Memory devices that achieve nonvolatility by being combined with additional chips.

     Our programmed semiconductor logic products are used to replace programmable logic devices when a customer has completed its system design and requires cost-reduced integrated circuits for volume manufacturing. Each programmed semiconductor logic product is configured using the individual customer's design files and is built to their specific requirements.

     We have merged our logic design engineers into our memory design group in order to incorporate unique features into our next generation memory products currently under development.

     We reduce capital requirements by subcontracting all phases of the manufacturing process. Chartered Semiconductor Manufacturing began providing silicon wafers for our nonvolatile Static Random Access memory products in September 1993 and continues to provide wafers based on our product technology. In February 2003, we received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1 by March 2004. We currently purchase memory wafers from this supplier manufactured in facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.

     United Microelectronics and Chartered Semiconductor Manufacturing provide silicon wafers for our programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, we received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. We plan to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, we do not plan to support sales of 0.5 micron logic products to the market. Amkor Technology and Amkor Test Services provide assembly and final test services, respectively, for our nonvolatile Static Random Access memory products built from the wafers purchased from Chartered Semiconductor Manufacturing. Advanced Semiconductor Engineering Inc. provides assembly services for our programmed semiconductor logic products. Testing of our programmed semiconductor logic products is done either internally or by Advanced Interconnect Technologies.

     During 2002, all of the wafers used to produce our nonvolatile Static Random Access memories were purchased from Chartered Semiconductor Manufacturing. Sales of these products accounted for approximately 80% of our revenue for 2002. Wafers were purchased from both Chartered Semiconductor Manufacturing and United Microelectronics in 2002 to support our programmed semiconductor logic products. Sales of these products accounted for approximately 7% of our revenue for 2002. The remaining 13% of our revenue was from research and development contracts.

     We currently have three sales and marketing offices, located in Colorado and Georgia for the western and eastern North American markets, respectively, and in Windsor, England for the European market. Asia is currently covered from Colorado with plans to add an Asian sales office in 2003. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

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

     COMBINATIONS. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using Static Random Access Memories in combination with Erasable Programmable Read Only Memory and Electrically Erasable Programmable Read Only Memory chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with Static Random Access Memory. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the Static Random Access Memory to the Electrically Erasable Programmable Read Only Memory; an excessive time at power loss. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines a Static Random Access Memory with lithium batteries in a single package.

     Nonvolatile Random Access Memories combine volatile and nonvolatile memory cells on a single chip and do not require a battery. We believe our nonvolatile Static Random Access memory represents a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. We combine a Static Random Access Memory cell with an Electrically Erasable Programmable Read Only Memory cell to create a small nonvolatile Static Random Access memory cell. Our unique and patented memory cell design enables the nonvolatile Static Random Access memory to be produced at densities higher than existing Nonvolatile Random Access Memories and at a lower cost per bit. In addition to high density and nonvolatility, the nonvolatile Static Random Access memory has fast data access and program speeds and the Static Random Access Memory portion of the memory can be modified an unlimited number of times without wearing out.

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

     The Silicon-nitride-oxide-semiconductor technology coupled with our nonvolatile Static Random Access memory cell allows high performance nonvolatile Static Random Access Memory to be manufactured using complementary metal oxide semiconductor technology. The Silicon-nitride-oxide- semiconductor technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

     OUR MEMORY PRODUCTS

     Nonvolatile Static Random Access Memories. Our 256 kilobit, 64 kilobit, 16 kilobit and 4 kilobit nonvolatile Static Random Access memory product families consist of nonvolatile memories that combine fast Static Random Access Memory and nonvolatile Electrically Erasable Programmable Read Only Memory characteristics within each memory cell on a single chip of silicon. The Static Random Access Memory portion of the nonvolatile Static Random Access memories is operated in the same manner as most existing Static Random Access Memory products. The Static Random Access Memory can be written to and read from an unlimited number of times. The Electrically Erasable Programmable Read Only Memory can be programmed, depending upon device type, by user control or automatically by transferring the Static Random Access Memory contents into the Electrically Erasable Programmable Read Only Memory. The Electrically Erasable Programmable Read Only Memory data can be transferred back into the Static Random Access Memory by user control or the data can be transferred automatically.

     Our nonvolatile Static Random Access memories have fast data access speeds of 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast Static Random Access Memory and meet the requirements of much of the fast Static Random Access Memory market. The high speed characteristics of our nonvolatile Static Random Access memories allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. Our nonvolatile Static Random Access memories can be used to replace Static Random Access Memories with lithium batteries and multiple chip solutions such as Static Random Access Memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nonvolatile Static Random Access memory products to meet the design and performance requirements of many different types of systems.

     We finalized commercial and industrial qualification of two versions of our initial 64 kilobit nonvolatile Static Random Access memory product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nonvolatile Static Random Access memories in May 1992. We began sales into the commercial market of our initial 16 kilobit nonvolatile Static Random Access memory product family in 1992. The nonvolatile Static Random Access memory product family also includes the 4 kilobit version. We completed the development and product qualification of the 64 kilobit AutoStoreTM nonvolatile Static Random Access memory in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the Static Random Access Memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256 kilobit nonvolatile Static Random Access memory occurred in 1997 and military qualification of our 256 kilobit nonvolatile Static Random Access memory was completed in the second quarter of 1998. In 2002, we qualified our 256 kilobit 3 volt nonvolatile Static Random Access memory for use in commercial and industrial applications.

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

     OUR PROGRAMMED SEMICONDUCTOR LOGIC PRODUCTS

     Programmed semiconductor logic products are built to order based on customer designs that are electronically transferred to our design workstations. Our engineers then verify the design and implement it in the appropriate technology to provide a cost effective solution for the customer.

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

     We subcontract the production of our semiconductor logic products to various fabrication facilities. We provide the fabrication facilities with the design of our programmed semiconductor logic products and these facilities install our designs on the chips through standard wafer processing. We currently contract with United Microelectronics for 0.5 micron technology and with Chartered Semiconductor Manufacturing for 0.35 micron technology, in each case through purchase orders on a case-by-case basis. In February 2003, we received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. We plan to support customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, we do not plan to support sales of 0.5 micron logic products to the market.

PRODUCT WARRANTIES

     We presently provide a one-year limited warranty on our products.

RESEARCH AND DEVELOPMENT

     Our research and development activities are centered around developing new products and reducing the cost of our nonvolatile Static Random Access memory products as well as the development and design of customer specific programmed semiconductor logic products. We continually work to improve yield on the 0.8 micron technology in order to reduce costs. In order to further reduce costs, since late 1997 we have used outside experts for testing of our products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     During 2002, we developed and qualified a 3 volt version of our 256 kilobit nonvolatile Static Random Access memory product, built on the 0.8 micron technology from Chartered Semiconductor Manufacturing. The 3 volt version of our 256 kilobit nonvolatile Static Random Access memory product is qualified for use in commercial and industrial applications.

     In October 2001, we entered into an agreement with Amkor Technology to cooperate to develop a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25 micron digital complementary metal-oxide semiconductor, or "CMOS," fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured for most of today's computer microchips. The module will incorporate silicon oxide nitride oxide silicon technology, which will be used to manufacture both high density silicon oxide nitride oxide silicon flash and nonvolatile Static Random Access memories, for stand alone and embedded products. During 2002, our research and development team along with Amkor's research and development team worked aggressively on the co- development program. The co-development program is scheduled to yield qualified shipments in the third quarter of 2003, with a 1 megabit 3.0 volt nonvolatile Static Random Access memory as the primary development vehicle. In February 2003, when Amkor Technology sold controlling interest of their wafer fabrication facility to Anam Semiconductor. All contractual obligations were transferred to Anam U.S.A., a wholly-owned subsidiary of Anam Semiconductor. Our co-development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program.

     In an effort to expand our products, we acquired, from WebGear, incomplete research and development of technology that we intended to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephone, personal digital assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling. During the twelve month period ending December 31, 2002, we spent approximately $123,000 on the development of our Bluetooth technology. Due to a poor semiconductor market and delays related to widespread adoption of Bluetooth technology, we have decided to stop further development of our Bluetooth technology until the semiconductor market recovers and the Bluetooth technology becomes generally accepted.

     We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced Silicon Germanium process technology. Silicon Germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits. During 2002, we spent approximately $107,000 on marketing and engineering efforts to determine which applications our integrated circuits, built on the Silicon Germanium process technology, would best fit into. In the next twelve months, we anticipate spending approximately $200,000 in order to develop and manufacture integrated circuits using the Silicon Germanium process technology.

     Our research and development expenditures for the years ended December 31, 2002 and 2001 were $4,308,499 and $3,155,360, respectively. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into a manufacturing agreement with Chartered Semiconductor Manufacturing to provide us with silicon wafers for our products. Under the manufacturing agreement with this subcontractor, it has installed a manufacturing process for versions of our current and future memory products. In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1 by March 2004. We currently purchase memory wafers from this supplier manufactured in facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.

     We use United Microelectronics for wafer procurement of our 0.5 micron programmed semiconductor logic products and Chartered Semiconductor Manufacturing for wafer procurement of our 0.35 micron programmed semiconductor logic products. In February 2003, we received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. We plan to support customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, we do not plan to support sales of 0.5 micron logic products to the market. During 2002, all of our product revenue was based on wafers purchased from Chartered Semiconductor Manufacturing and United Microelectronics.

     Device packaging of our nonvolatile Static Random Access memory products continued at the Amkor facilities in the Philippines and South Korea. Final test for our nonvolatile Static Random Access memory products continued with Amkor Test Services, in Wichita, Kansas. Device packaging of our programmed semiconductor logic products continued at Advanced Semiconductor Eng., Inc. in Taiwan. Final test of our programmed semiconductor logic products is completed in our Colorado Springs facility and at Advanced Interconnect Technologies in San Jose, California.

     Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     Our quality and reliability programs were audited by several commercial and military customers during 2002 and 2001 as part of routine supplier certification procedures. All such audits were completed satisfactorily. We are currently implementing policies and procedures required to achieve ISO 9001 certification by mid-2003.

MARKETS

     Our memory products are targeted at fast nonvolatile Static Random Access Memory markets, Static Random Access Memory plus Electrically Erasable Programmable Read Only Memory markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Simtek products are typically used to store critical data when power is removed from the system. Often this data must be captured very quickly and we believe that the fast write time of Simtek's nonvolatile Static Random Access Memory products is a significant benefit over nonvolatile memory alternatives. Also, our products are used in systems that are "write intensive" such as data collection, event recording and others where we believe that the unlimited write endurance of our nonvolatile Static Random Access Memory is superior to alternative nonvolatile memory solutions.

     Until now Simtek's markets have been limited by the density at which Simtek could cost effectively produce products. We believe that the introduction of our 1 megabit nonvolatile Static Random Access Memory products in 2003 manufactured on 0.25 micron technology and the introduction of our Value Added Memory (VAM) solutions will greatly increase Simtek's served market segments.

     Airborne and Space Computers *           Lighting *
     Automotive Control & Monitoring*         Medical Instruments *
     Portable Telephone Modems                Control Systems *
     Portable Computers                       Currency Changers*
     Postal Meters                            Data Monitoring Equipment *
     Printers *                               Disk Drives *
     Process Control Equipment *              Facsimile Machines *
     Radar and Sonar Systems *                Gaming *
     Telecommunications Systems *             GPS Navigational Systems*
     Terminals *                              Guidance and Targeting Systems *
     Test Equipment *                         High Performance Workstations*
     Utility Meters *                         Laser Printers *
     Vending Machines                         Mainframe Computers
     Weapon Control Systems *                 CD Writers *
     Security Systems *                       Copiers *
     Broadcast Equipment *                    Cable TV Set Top Converter Boxes *
     Studio Recording Equipment *             Multi-Function Printers*
     Servers*                                 RAID Controllers*
     Factory Automation Systems*              Robotics*
     Mass Storage Systems*

     The applications marked with an asterisk currently use our products. The other applications use similar products, but may use our products in newer designs.

     We are increasing marketing and sales emphasis on office automation products such as copiers and mass storage systems as well as increasing sales efforts in data communications and automotive applications.

SALES AND DISTRIBUTION

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have three sales and marketing offices, located in Colorado and Georgia for the western and eastern North American markets, respectively, and in Windsor, England for the European market. Asia is currently covered from Colorado with plans to add an Asian sales office in 2003. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

     Independent sales representatives typically sell a limited number of non-competing products to semiconductor users in particular geographic assigned territories. Distributors inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from us and the distributor earning a markup on the sale of products. We supply sales materials to the sales representatives and distributors.

     For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our independent sales representative agencies. Marketing decisions are also based on forecasts and inputs from our current and prospective customers. We prepare brochures, data sheets , application notes, product collateral and product advertising with our internal marketing resources and contracted outside services.

CUSTOMERS AND BACKLOG

     We have shipped qualified nonvolatile Static Random Access memory products to customers directly and through distributors since the September 1991 commercial product qualification. The majority of our sales are to Fortune 500 companies. Approximately 55% of our net product sales during 2002 were to customers in the United States, approximately 28% were to customers in the Pacific Rim, and approximately 11% were to customers in Europe. The remaining product sales were to customers in other locations.

     As of December 31, 2002, we had a backlog of unshipped customer orders of approximately $1,647,000, which is expected to be filled by June 30, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LICENSES

     ZENTRUM MIKROELEKTRONIK DRESDEN. In June of 1994, we signed a joint development agreement with Zentrum Mikroelektronik Dresden to install the 1.2 micron products for manufacture at Zentrum Mikroelektronik Dresden and to jointly develop the 0.8 micron technology at Chartered Semiconductor Manufacturing. The agreement was modified in August of 1994 by a Letter of Intent between us to bypass the installation of our nonvolatile Static Random Access memory products based on a 1.2 micron process technology at Zentrum Mikroelektronik Dresden and instead modify the 0.8 micron technology to run in the Zentrum Mikroelektronik Dresden factory. Zentrum Mikroelektronik Dresden has paid us all the monetary requirements under this agreement including any royalties we may receive from sales of these jointly developed products.

     FUTURE LICENSE SALES. We intend to sell product and technology licenses on a selective basis. We will continue to seek licensing partners who can contribute to the development of the nonvolatile Static Random Access memory market and provide a meaningful level of revenue to us while not posing an undue threat in the marketplace.

COMPETITION

     Our products compete on the basis of several factors, including data access and programming speeds, density, data retention, reliability, testability, space savings, manufacturability, ease of use and price.

     Products that compete with our family of nonvolatile Static Random Access memories fall into three categories. The first category of products that compete with our nonvolatile Static Random Access memories are volatile and nonvolatile chips used in combination, such as fast Static Random Access Memories used with Erasable Programmable Read Only Memories, Electrically Erasable Programmable Read Only Memories, or Flash memory. We believe that we have advantages over these products because the nonvolatile static randon access memory allows data to be stored in milliseconds as compared to seconds for chips used in pairs. Our single chip solution provides a space savings and easier manufacturing. Our single chip solution generally provides increased reliability versus multiple chips. We believe it will be able to compete with many solutions requiring density up to 256 kilobits; however, in those instances where the density requirement is beyond 256 kilobits the nonvolatile Static Random Access memory does not compete. New systems designs tend to use larger memory densities greater than 256 kilobits, reducing the market available to us. We estimate that less than 10% of the market uses 256 kilobit or smaller memories. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp. We currently hold less than 1% market share this market category.

     The second category of products that compete with our nonvolatile Static Random Access memories are products that combine Static Random Access Memories with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nonvolatile Static Random Access memories due in part to limitations caused by life of the lithium battery when coupled with a faster Static Random Access Memory. Our nonvolatile Static Random Access memories are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the Static Random Access Memory/battery solutions by the lithium battery. Our nonvolatile Static Random Access memories can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed Static Random Access Memory products are available in densities of 1 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Texas Instruments. We currently hold approximately 10% of this market category.

     The third category consists of Nonvolatile random access memories that combine Static Random Access Memory cells and Electrically Erasable Programmable Read Only Memory memory cells on a monolithic chip of silicon. Our current product offerings are of higher density, faster access times and we believe can be manufactured at lower costs per bit than competitor's Nonvolatile random access memories. We believe that traditional manufacturers of Nonvolatile random access memories have discontinued manufacturing their products.

     Zentrum Mikroelektronik Dresden, through their license agreement with us, has the worldwide right to sell under the Zentrum Mikroelektronik Dresden label nonvolatile Static Random Access memories developed jointly by Zentrum Mikroelektronik Dresden and us. With volume production established at Zentrum Mikroelektronik Dresden, Zentrum Mikroelektronik Dresden is selling such nonvolatile Static Random Access memories. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nonvolatile Static Random Access memory products. However, in 2001 and 2002, we were required to reduce prices to specific markets due to the increased competition from Zentrum Mikroelektronik Dresden. We believe that the competition from Zentrum Mikroelektronik Dresden has increased the number of companies using nonvolatile Static Random Access memories, but may have put downward pressure on average selling prices.

     We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Each of these requires a newly developed process technology which has processing risk, but may deliver performance characteristics superior to our technology if perfected. Each of these processes integrates materials into the silicon processing steps which are not commonly used for semiconductor memory products today. If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products. Ramtron, Raytheon, Symetrix, and others are developing ferroelectric products. IBM, Motorola and Cypress Semiconductor are developing magnetic film products.

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

PATENTS AND INTELLECTUAL PROPERTY

     We undertake to protect our product designs and technologies under the relevant intellectual property laws as well as by utilizing internal disclosure safeguards. Under our licensing programs, we exercise control over the use of our protected intellectual property and have not permitted our licensees to sublicense our nonvolatile Static Random Access memory products or technology.

     It is common in the semiconductor industry for companies to obtain copyright, trademark, trade secret and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued twenty six patents in the United States on our nonvolatile Static Random Access memory cell and other circuit designs. These patents relate to circuit implementations used to design our nonvolatile memory products. The use of these patents allows us to design circuits with lower power consumption and faster store timing than would be possible otherwise giving us a competitive advantage over other technologies. These patents have terms that expire through 2008 to 2013. We have also taken steps to obtain European patents in the large European countries, including Germany, France, the United Kingdom and Sweden on the nonvolatile memory patents that would have potential value in international markets. We have four applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     Many of our product designs are not protected by patents. We have one patent on our logic product technology but protect most of our logic product technology as trade secrets. Our logic products accounted for approximately 7% of our sales for the year ended December 31, 2002. We also protect aspects of our technology that relate to our semiconductor memory products as trade secrets. There are disadvantages to protecting intellectual property as trade secrets rather than patents. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

     We have received federal registration of the term "Novcel" a term we use to describe our technology. We have not sought federal registration of any other trademarks, including "Simtek" and "QuantumTrapTM" or our logo.

     Late in 2002, we were contacted by Syndia Corporation regarding possible infringement on certain patents. Syndia Corporation informed us that it had acquired a portfolio patents issued to Jerome Lemelson. This patent portfolio was not included in the portfolio owned by Lemelson Foundation Partnership, an entity with which we reached a licensing agreement in 1999. We are currently reviewing any potential infringements. If there are any infringements, we believe that we can reach a reasonable licensing agreement with Syndia Corporation.

EMPLOYEES

     As of the date of this Form 10-KSB, we had 54 full-time employees.

ITEM 2.  PROPERTIES
-------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease expires on February 28, 2008. We lease approximately 17,000 square feet of space in Colorado Springs which is occupied by Q-DOT, our wholly-owned subsidiary. This space includes a research and development lab facility of approximately 2,500 square feet. The lease expires on April 30, 2005. Through May 31, 2002, approximately 2,400 square feet of the space was subleased and the tenants' did not renew the lease.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not aware of any legal proceedings as of the date of this report.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     There were no matters submitted to a vote of our security holders in 2002.

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

                                                               Common Stock
                                                            --------------------
                                                            High Bid     Low Bid
                                                            --------     -------
     2001
     ----
First Quarter.........................................       .7344        .6562
Second Quarter........................................         .55          .49
Third Quarter.........................................         .37          .33
Fourth Quarter .......................................         .43          .38

     2002
     ----
First Quarter.........................................         .41          .33
Second Quarter........................................         .26          .24
Third Quarter.........................................         .18          .15
Fourth Quarter .......................................         .17          .16

     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2002, we had 468 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

     Pursuant to a Convertible Loan Agreement, dated as of June 28, 2002, we issued convertible debentures to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. We received $3,000,000 in funding. The convertible debentures have 7-year terms at a 7.5% per annum interest rate; each fund equally invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into shares of our common stock. The debentures are convertible into our common stock at $0.312 per shares. There is no public trading market for the debentures. We have agreed to register, by April 30, 2003, for resale all of the common stock issuable upon conversion of the debentures.


                                         EQUITY COMPENSATION PLAN INFORMATION


                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                   Number of securities to           Weighted-average              equity compensation
                                   be issued upon exercise           exercise price of              plans (excluding
                                   of outstanding options,         outstanding options,          securities reflected in
        Plan Category                warrants and rights            warrants and rights                column (a))
        -------------              -----------------------         --------------------          -----------------------
Equity compensation plans                    (a)                            (b)                            (c)
approved by security
holders                                      --                             --                             --

Equity compensation plans
not approved by security
holders                                   5,539,386                        $0.47                        1,726,757
                                          ---------                        -----                        ---------

Total                                     5,539,386                        $0.47                        1,726,757


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

OVERVIEW OF CERTAIN ACQUISITIONS AND OTHER TRANSACTIONS

     On July 1, 2002, we received $3,000,000 in a financing transaction with Renaissance Capital Group, Inc. Renaissance Capital Group is the agent for three investment funds, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each fund equally invested $1,000,000. The holder of the debenture has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares, or approximately 18%, of our common stock.

     In March 2001, we acquired Q-DOT Group in exchange for approximately 5,171,731 shares of our common stock. One of the Q-DOT Group subsidiaries specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT Group's projects have been supported by "conventional" government and commercial contracts in addition to government contracts sponsored by the Small Business Innovation Research program. Independent government agencies, such as the Department of the Army, Department of the Navy and Department of the Air Force may award contracts directly, or "conventionally," or may award contracts through the Small Business Innovation Research program. The Small Business Innovation Research program is a Department of Defense program that funds early-stage research projects at small technology companies. We operate Q-DOT Group's government contract research and development operations as our wholly owned subsidiary. The acquisition was accounted for as a pooling of interest, and the results of Q-DOT Group are consolidated with ours in our financials as if we have been merged throughout the periods. Q-DOT Group held a 1% membership interest in QD Acoustics, LLC. QD Acoustics specializes in high performance semiconductor applications for sonar and medical imaging products such as ultrasound equipment. We do not expect that our ownership interest in QD Acoustics will be material to our business.

RESULTS OF OPERATIONS

     GENERAL. We have designed and developed nonvolatile Static Random Access products since we commenced business operations in May 1987. We have concentrated on the design and development of our nonvolatile Static Random Access memory product families and technologies, marketing, distribution channels, and sources of supply, including production at subcontractors. During 2000, we added the capability to design, develop and produce gate array integrated circuits, or our logic products.

     Our business was founded on a specialized technology that supports development of nonvolatile Static Random Access memories. We developed our current memory products out of this technology. This single product family does not allow growth into a broad range of applications. Therefore, in an effort to expand our products, we acquired from WebGear incomplete research and development of technology that we intend to apply within the emerging Bluetooth market segment. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephones, Personal Digital Assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling. During the twelve month period ending December 31, 2002, we spent approximately $123,000 on the development of our Bluetooth technology. Due to a poor semiconductor market and delays related to widespread adoption of Bluetooth technology, we have decided to stop further development of our Bluetooth technology until the semiconductor market recovers and the Bluetooth technology becomes generally accepted.

     We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "Silicon Germanium" process technology. Silicon Germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits.

     In September 1991, we began the sale of our commercially qualified 64 kilobit nonvolatile Static Random Access memory products based on a 1.2 micron process technology. A 1 micron process technology is manufactured with spacing between design elements of approximately one millionth of one meter. Generally speaking, the smaller the spacing between design elements, the less expensive the production cost of our memory products. Accordingly, we generally try to design with lower micron technology. Kilobits are a measure of the amount of data that can be stored. More kilobits imply more storage.

     After initial qualification of our first product in 1991, we began expanding the 64 kilobit nonvolatile Static Random Access memory product family. By the end of 1993, we had qualified the complete product family for commercial, industrial and military markets and had commenced sales of these products. When we say we "qualify" a product, we mean that our internal quality organization confirms the product's performance to the product's data sheet and accepted industry standards. Commercial products operate from 0 degrees to 70 degrees Centigrade, industrial products from -40 degrees to 85 degrees Centigrade and military products from -55 degrees to 125 degrees Centigrade. Specific customers require operation over different temperatures for their applications. During 1995, we developed our 64 kilobit nonvolatile Static Random Access memory products based on a 0.8 micron process technology. Qualification of this product occurred in 1996. In late 1996 and into 1997, we, along with assistance from Zentrum Mikroelektronik Dresden, completed the design, installation and qualification of our 256 kilobit nonvolatile Static Random Access memory product based on 0.8 micron process technology into Zentrum Mikroelektronik Dresden's silicon wafer fabrication facility. In 1997, we installed the 256 kilobit nonvolatile Static Random Access memory product built on 0.8 micron process technology in Chartered Semiconductor Manufacturing's silicon wafer fabrication facility. Qualification of this product for use in the commercial and industrial market occurred in 1997 and qualification for use in the military market occurred in the second quarter of 1998. In the fourth quarter 1997, we qualified the 64 kilobit nonvolatile Static Random Access memory product built on 0.8 micron process technology for sale in the commercial and industrial markets. In 2002, we developed and qualified for sale, into the commercial and industrial markets, a 3 volt version of our 256 kilobit nonvolatile Static Random Access memory product built on 0.8 micron process technology in Chartered Semiconductor Manufacturing's silicon wafer fabrication facility. In February 2003, we received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1 by March 2004. We currently purchase memory wafers from this supplier manufactured in facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.

     Our programmed semiconductor logic products are supported with silicon wafers, built on 0.5 micron process technology, purchased from United Microelectronics and silicon wafers purchased from Chartered Semiconductor Manufacturing built on a 0.35 micron process technology. Products manufactured with smaller spacing generally support lower product costs by reducing the amount of raw material required for the product. In February 2003, we received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. We plan to support customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, we do not plan to support sales of 0.5 micron logic products to the market.

     Sales of products built on wafers purchased from Chartered Semiconductor Manufacturing and United Microelectronics accounted for all of our semiconductor product sales revenue for 2001 and 2002.

     REVIEW OF 2002 OPERATIONS - SEMICONDUCTOR DEVICES

     Total product sales of our semiconductor devices for 2002 were approximately $12,400,000. We saw a decrease in volume production orders in 2002, which caused a decrease in unit shipments and a slightly lower average selling price as compared to 2001. Revenues from our 4/16 kilobit, 64 kilobit and 256 kilobit commercial products saw decreases in 2002 by approximately 30%, 55% and 13%, respectively. These decreases were due to the depressed semiconductor market in 2002. Sales of our 64 kilobit and 256 kilobit high-end industrial and military market saw increases of approximately 29% and 142%, respectively. These increases were due to increased government spending on existing and newer, state-of-the-art, military systems. Sales of our logic products saw an increase of approximately 24% in 2002 as compared to 2001. This increase was due primarily to an increase in new customer requirements for these products.

     Due to the increase in high-end industrial and military product revenues and reduced product costs, we had an approximate 6% increase in our gross margins for 2002 as compared to 2001.

     REVIEW OF 2002 OPERATIONS - GOVERNMENT CONTRACTS

     Total revenue received from our research and development contracts for 2002 was approximately $1,900,000 up from the $1,500,000 in 2001. This was equal to 13% of our total revenue in 2002.

     RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2002 AND 2001

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth our net revenues for semiconductor devices by product markets for the twelve months ended December 31, 2002 and 2001 (in thousands):

                                           2002           2001          Variance
                                           ----           ----          --------

     Commercial                          $ 8,892        $13,070         $(4,178)
     High-end industrial and
       military                          $ 2,433        $ 1,494         $   939
     Logic products                      $ 1,097        $   886         $   211
                                         -------        -------         -------

     Total Semiconductor
       Revenue                           $12,422        $15,450         $(3,028)

     Commercial product revenues decreased by $4,178,000 for the twelve month period ending December 31, 2002 as compared to the same period in 2001. The decrease was primarily due to a depressed semiconductor market which resulted in lower product demand and lower average selling prices.

     High-end industrial and military product revenues accounted for an increase of $939,000 for the twelve month period ending December 31, 2002 as compared with the same period in 2001. The increase in revenue was due to an increase in defense contracts.

     Revenues from our logic products increased by $211,000 for the twelve month period ending December 31, 2002 as compared to the same period in 2001. The increase was due primarily to non- recurring engineering charges received from new customers and the shipment of production orders to new customers and pre-existing customers.

     One distributor and one direct customer accounted for approximately 33% of our semiconductor device product sales for the twelve months ended December 31, 2002. Products sold to distributors are sold without significant recourse. Distributor contracts allow distributors to return up to 5% in value of product inventory in each six month period. This allows them to keep inventory current to market demand. Distributors resell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our semiconductor device product sales.

     COST OF SALES AND GROSS MARGINS - SEMICONDUCTOR DEVICES

     We recorded costs of sales for semiconductor devices of $7,578,000 and $10,458,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively. These costs reflect an approximate 6% improvement in gross margin percentages for twelve months ended December 31, 2002 as compared to the twelve months ended December 31, 2001. Actual gross margin percentages were 39% and 33% for the twelve months ended December 31, 2002 and 2001, respectively. The increases were due primarily to increased sales of higher margin semiconductor products, logic products and high-end industrial and military products. The increases in gross margin percentages were partially due to lower material and test costs of our commercial product.

     During 2002, we purchased silicon wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing to support sales of our nonvolatile Static Random Access memory products. Sales of our logic products were supported with 0.5 micron silicon wafers purchased from United Microelectronics Corp. of Taiwan and 0.35 micron silicon wafers purchased from Chartered Semiconductor Manufacturing. In February 2003, we received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1 by March 2004. We currently purchase memory wafers from this supplier manufactured in facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. Also, in February 2003, we were notified by United Microelectronics Corp. that they will no longer produce our 0.5 micron silicon wafers, effective August 2003. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     We believe that continued investments in new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, our research and development department has been focusing its efforts on developing a 3 volt version of our 256 kilobit nonvolatile Static Random Access memory device and the installation of our process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile Static Random Access memory. During 2002, we qualified our 3 volt 256 kilobit nonvolatile Static Random Access memories for sales into commercial and industrial applications. Development of the 1 megabit 3 volt nonvolatile Static Random Access memory is continuing and we are anticipating the arrival of samples during the second quarter of 2003.

     Total research and development expenses related to the semiconductor portion of our business were $3,795,000 and $2,695,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively.

     The $1,100,000 increase for the twelve month period was related to increases in payroll and payroll overhead costs of $478,000, contract engineering services of $199,000, new product development costs of $290,000, equipment leases, maintenance agreements for software and depreciation of $294,000 and a reduction in miscellaneous other expenses of $161,000 which were related primarily to reduced costs of our logic development. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     SALES AND MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of our business were $1,336,000 and $1,510,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively.

     The $174,000 decrease for the twelve month period was related to decreases in advertising, contract services and sales commissions of $58,000, $81,000 and $61,000, respectively. The decrease in sales commissions is a direct result of decreased revenue. These decreases were offset by an increase in travel expenses of $26,000.

     ADMINISTRATION AND INVESTOR RELATIONS - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of our business were $639,000 and $989,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively.

     The $350,000 decrease was due primarily to decreased legal costs, audit fees and contract services of $186,000, $100,000 and $94,000, respectively. These decreases were directly related to costs associated with the acquisition of Q-DOT in March 2001 and an overall decrease in legal and audit fees related to filings with the Securities and Exchange Commission. The decreases were offset by an increase of $30,000 in payroll costs which were a direct result of headcount increases.

     The decrease of $730,000 in investor relations expense, for the twelve month period ending December 31, 2002 as compared to December 31, 2001 was related to the completion of the amortization of the issuance of stock to two investment banking firms in September 2000 for services they performed.

     TOTAL OTHER INCOME (EXPENSE) - SEMICONDUCTOR DEVICES

     The $109,000 increase in total other income (expense) for the twelve month period ending December 31, 2002 as compared to the twelve month period ending December 31, 2001 was primarily related to an increase of interest expense and an increase in interest income which was a direct result of the $3,000,000 funding we received on July 1, 2002 from Renaissance Capital Group.

     NET LOSS - SEMICONDUCTOR DEVICES

     We recorded a net loss of $1,028,000 and $925,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively. The increase of $103,000 in net loss for the twelve month period was due primarily to increased research and development costs and decreased sales.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth our net revenues from the government contracts portion of our business for the twelve months ended December 31, 2002 and December 31, 2001 (in thousands):

                                          2002           2001       Variance
                                          ----           ----       --------

     Government Contracts                $1,905        $1,500       $  405

     The increase of revenue for the twelve months ended December 31, 2002 as compared to the twelve months ended December 31, 2001 was the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor increased due to the addition of employees.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between Q-DOT and government representatives. Costs submitted for reimbursement are subject to government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1999 have been completed without any material adjustments. Management does not believe the results of the March 31, 2000, December 31, 2000, December 31, 2001 and December 31, 2002 government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     We recorded cost of sales for government contracts of $903,000 and $815,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively. These costs reflect a 7% improvement in gross margin percentages for the twelve months ended December 31, 2002 as compared to twelve months ended December 31, 2001. The improvement in gross margin percentages was primarily due to a one time adjustment of costs from research and development to costs of sales that occurred in twelve month period ending December 31, 2001. Actual gross margin percentages for the twelve months ending December 31, 2002 and December 31, 2001 were 53% and 46%, respectively.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of our business were $514,000 and $460,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively.

     The $54,000 increase for the twelve month period was related to increases in payroll and payroll overhead costs of $32,000 and external wafer foundry costs of $22,000.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of our business were $306,000 and $162,000 for the twelve months ended December 31, 2002 and December 31, 2001, respectively.

     The increase of $144,000 for the twelve months ended December 31, 2002 as compared to December 31, 2001 was primarily due to an increase of $133,000 in bid and proposal activities required to complete small business innovative research proposals requiring engineering and administrative support and an $11,000 increase in travel expenses.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of our business were $116,000 and $251,000 for the twelve month period ended December 31, 2002 and December 31, 2001, respectively.

     The $135,000 decrease for the twelve months ended December 31, 2002 as compared to December 31, 2001 was due to decreased legal, audit fees and payroll costs that were primarily related to our acquisition of Q-DOT.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     We recorded a net income of $65,000 and a net loss of $195,000 for twelve months ended December 31, 2002 and December 31, 2001, respectively, for the government contracts portion of our business. The increase in net income from a net loss for the twelve month period was due primarily to the elimination of costs related to the Company's acquisition of Q-DOT and increased revenue.

FUTURE RESULTS OF OPERATIONS

     Our ability to achieve profitability will depend primarily on our ability to continue reducing our manufacturing costs and increasing net product sales by improving the availability of existing products, by the introduction of new products and by expanding our customer base. We are also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.

     We are continuing our co-development program with Amkor technology to develop a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25 micron digital complementary metal-oxide semiconductor, or "CMOS," fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured into most of today's computer microchips. The module will incorporate silicon oxide nitride oxide silicon technology, which will be used to manufacture both high density silicon oxide nitride oxide silicon flash and nonvolatile Static Random Access memories, for stand alone and embedded products. The co-development program is scheduled to yield qualified shipments in the second quarter of 2003, with a 1 megabit 3.0 volt nonvolatile Static Random Access memory as the primary development vehicle. In February 2003, Amkor Technology sold controlling interest of their wafer fabrication facility to Anam Semiconductor. All contractual obligations were transferred to Anam U.S.A., a wholly owned subsidiary of Anam Semiconductor. Our co-development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program.

     As of December 31, 2002, we had a backlog of unshipped customer orders of approximately $1,647,000 expected to be filled by June 30, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     We cannot assure you that the growth in demand, or demand for our products, will increase in the future. We continue to explore alternatives to further reduce our cost to manufacture our existing products built on 0.8 micron technology. In 2001, we received reduced pricing from our packaging supplier and our silicon wafer supplier and we also implemented test time reduction programs that have further reduced our test costs. In 2002, we continued to focus on yield improvement of our products built on our 0.8 micron technology with the hopes of further reducing costs. We are currently reviewing additional cost reduction measures that may have the potential to improve our earnings.

     In 2001 and 2002, we purchased all of our silicon wafers for our nonvolatile Static Random Access memory products from a single supplier, Chartered Semiconductor Manufacturing. Approximately 80% of our semiconductor device sales for 2002 and 94% of our semiconductor product sales for 2001 were from finished units produced from these silicon wafers. We had an agreement with Chartered Semiconductor Manufacturing to provide wafers through September 1998. Although Chartered Semiconductor Manufacturing continues to provide us wafers under the terms defined in this contract we do not have a current signed agreement. In February 2003, we received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1 by March 2004. We currently purchase memory wafers from this supplier manufactured in facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.

     In 2001 and 2002, we purchased all of our silicon wafers built on a 0.5 micron process technology and our silicon wafers built on a 0.35 micron process technology for our programmed semiconductor logic products from United Microelectronics and Chartered Semiconductor Manufacturing, respectively. Approximately 7% of our logic semiconductor device sales for 2002 and 5% of our logic semiconductor device sales for 2001 were from finished units produced from these wafers. Currently, we do not have a current signed agreement for either of these companies to furnish us wafers, however, we have seen no disruption in their supply to us. In February 2003, we received notification from our supplier of logic wafers, United Microelectronics in Taiwan, that they will be unable to supply us with our logic wafers after August 2003. We plan to support customers with 0.5 micron logic wafers manufactured at United Microelectronics through

December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, we do not plan to support sales of 0.5 micron logic products to the market.

     Zentrum Mikroelektronik Dresden, through their license agreement with us, has the worldwide right to sell nonvolatile Static Random Access memory products developed jointly by us and Zentrum Mikroelektronik Dresden. As it has established volume production, Zentrum Mikroelektronik Dresden continues selling such nonvolatile Static Random Access memory products. In the past year, we did see increased competition with Zentrum Mikroelektronik Dresden as compared to the previous year. However, due to Zentrum Mikroelektronik Dresden creating a second source for nonvolatile Static Random Access memory products, we believe that its presence may have a positive impact because many large manufacturers require two sources from which to purchase product. We will not be receiving any further license payments from our contract with Zentrum Mikroelektronik Dresden.

     We intend to continue designing, developing and subcontracting the production of our memory products. We also propose to continue to sell to existing and new customers through our normal sales and marketing efforts. We will also begin development of high performance data communications products based on Silicon Germanium process expertise gained through our acquisition of Q-DOT Group. We believe that the addition of data communication products will allow us to expand our product offering into new applications and additional customers. We anticipate that this will reduce our dependence on any single product line and provide additional potential sources of revenue.

LIQUIDITY AND CAPITAL RESOURCES

     On July 1, 2002, we received $3,000,000 in a financing transaction with Renaissance Capital Group, Inc. Renaissance Capital Group is the agent for three investment funds, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each fund equally invested $1,000,000. The holder of the debenture has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares, or approximately 18%, of our common stock.

     The change in cash flows for the year ended December 31, 2002 used in operating activities was primarily a result of a net loss of $962,867, which is offset by $443,146 in depreciation and amortization, a decrease in allowance accounts, inventory, accounts payable and accrued expenses of $71,150, $261,442, $328,848 and $122,594, respectively. These decreases were offset by increase in accounts receivable, prepaid and other and deferred revenue of $618,653, $123,972 and $25,500, respectively. The $261,442 decrease in inventory and the $618,653 increase in accounts receivable, were due to an increase in customer demand in the late fourth quarter of 2002, this increase allowed us to dispose of inventory on hand. The $328,848 decrease of accounts payable was primarily due to the timing of raw materials received within the period. Materials were received and paid for late in 2001, but due to soft market demand, had not been fully consumed, resulting in larger inventory levels at December 31, 2001. The $122,594 decrease in accrued expenses was due to our completing payments of accrued salary and vacation payments to our former Chief Financial Officer. The $123,972 increase in prepaid expenses and other was directly related to in increase in software licensing and maintenance agreements that are required to be paid in advance. These software licensing agreements are required for us to design our 1 megabit nonvolatile Static Random Access memory. The change in cash flows used in investing activities of $163,657 was primarily due to the purchase of hardware and software required for research and development activities and equipment required to manufacture our semiconductor devices at Chartered Semiconductor Manufacturing and United Microelectronics Corp. The cash flows provided by financing activities of $2,699,678 were due primarily to the $3,000,000, net of $116,175 in financing fees, received from Renaissance Capital Group, borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

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

Short-term liquidity.

     Our cash balance at December 31, 2002 was $3,127,732.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Over the coming year, we expect to spend approximately $8,000,000 for operating expenses. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves.

Long-term liquidity.

     We will continue to evaluate our long term liquidity. We currently do not have any material plan of financing for the medium or long term or out of the ordinary demands of our cash. We expect to continue to meet our capital needs from sales revenues.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Simtek's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in Simtek's Notes to Consolidated Financial Statements included in this Form 10-KSB. The estimates used by management are based upon Simtek's historical experiences combined with managements understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

     The valuation of inventories involves complex judgments on our part. Excess finished goods inventories are a natural component of market demand of semiconductor devices. We continually evaluate and balance the levels of inventories based on sales projections, current orders scheduled for future delivery and historical product demand. While certain finished goods items will sell out, quantities of other finished goods items will remain. These finished goods are reserved as excess inventory. We believe we have adequate controls with respect to the amount of finished goods inventories that are anticipated to become excess. While we believe this process produces a fair valuation of inventories, changes in general economic conditions of the semiconductor industry could materially affect valuation of our inventories.

     The allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires management to exercise considerable judgment. In estimating uncollectible amounts, we consider factors such as industry specific economic conditions, historical customer performance and anticipated customer performance. While we believe our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in industry or specific customer conditions may require us to adjust our allowance for doubtful accounts.

     We record an allowance for sales returns as a net adjustment to customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon distributor inventory levels. The contracts we have with our distributors allow them to return to us a 5% percent of their inventory in exchange for inventory which better meets their demands. At times, we are required to allow our distributors to lower the selling price of a specific device in order to meet competition. When this occurs, we record an allowance for potential credit that our distributor's will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions.

     We record an allowance that directly relates to the warranty of our products for one year. The allowance for warranty return reduces our gross sales. This allowance is calculated by looking at annual revenues and historical rates of our products returned due to warranty issues. While we believe this process adequately predicts our allowance for warranty returns, changes in the manufacturing or design of our product could materially affect valuation of our warranties.

     We have various government contracts which are subject to audit by the government. However, audits for the periods ending March 31, 2000, December 31, 2000, December 31, 2001 and December 31, 2002 have not been completed. In addition, certain of these contracts are based on our estimate as to their percentage of completion as of the balance sheet date. Our historical experience has not resulted in a material adjustment to prior recorded revenue amounts.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

ACCOUNTING STATEMENTS

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

     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements of SFAS 148 in these financial statements.

INFLATION

     The impact of inflation on our business has not been material.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                            PAGE
                                                                            ----

Independent Auditor's Report................................................. 34

Consolidated Balance Sheet - December 31, 2002............................... 35

Consolidated Statements of Operations - For the Years Ended
      December 31, 2002 and 2001............................................. 36

Consolidated Statements of Changes in Shareholders' Equity - For
      the Years Ended December 31, 2002 and 2001............................. 37

Consolidated Statements of Cash Flows  - For the Years Ended
      December 31, 2002 and 2001............................................. 38

Notes to Consolidated Financial Statements - For the Years Ended
      December 31, 2002 and 2001.......................................... 39-51

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheet of Simtek Corporation and subsidiary as of December 31, 2002 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hein + Associates LLP
HEIN + ASSOCIATES LLP

Denver, Colorado
January 28, 2003

                               SIMTEK CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                       $ 3,127,732
    Certificate of deposit, restricted                                  300,000
    Accounts receiveable - trade, net of allowance for
       doubtful accounts and return allowances
       of $259,262                                                    2,309,965
    Inventory                                                         1,608,242
    Prepaid expenses and other                                          239,507
                                                                    -----------
             Total current assets                                     7,585,446
EQUIPMENT AND FURNITURE, net                                            725,888
DEFERRED FINANCING COSTS                                                107,877
OTHER ASSETS                                                             87,839
                                                                    -----------
TOTAL ASSETS                                                        $ 8,507,050
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                $ 1,087,947
    Accrued expenses                                                    313,460
    Accrued wages                                                        26,830
    Accrued vacation payable                                            155,633
    Deferred Revenue                                                     40,500
    Obligation under capital leases                                     132,485
                                                                    -----------
             Total current liabilities                                1,756,855
NOTES PAYABLE                                                            10,000
DEBENTURES                                                            3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                 76,512
                                                                    -----------
             Total liabilities                                        4,843,367
COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 2,000,000 shares
       authorized, none issued                                                -
    Common stock, $.01 par value; 80,000,000 shares
       authorized, 54,382,273 shares issued and
       outstanding                                                      543,823
    Additional paid-in capital                                       37,594,875
    Treasury Stock                                                      (12,504)
    Accumulated deficit                                             (34,462,511)
                                                                    -----------
             Total shareholders' equity                               3,663,683
                                                                    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 8,507,050
                                                                    ===========




       See accompanying notes to these consolidated financial statements.


                                         SIMTEK CORPORATION

                                CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             FOR THE YEARS ENDED
                                                                                DECEMBER 31,
                                                                    -------------------------------------

                                                                          2002                 2001
                                                                    -----------------   ------------------
NET SALES                                                              $14,326,705         $16,950,487

    Cost of sales                                                        8,481,262          11,273,116
                                                                       -----------         -----------

GROSS MARGIN                                                             5,845,443           5,677,371

OPERATING EXPENSES:
    Research and development costs                                       4,308,499           3,155,360
    Sales and marketing                                                  1,641,508           1,672,301
    General and administrative                                             754,676           1,239,568
    Investor relations                                                           -             730,433
                                                                       -----------         -----------

             Total operating expenses                                    6,704,683           6,797,662
                                                                       -----------         -----------

LOSS FROM OPERATIONS                                                      (859,240)         (1,120,291)
                                                                       -----------         ------------

OTHER INCOME (EXPENSE):
    Interest income                                                         42,447              79,497
    Interest expense                                                      (147,921)            (22,565)
    Other income (expense)                                                   1,847             (52,360)
                                                                       -----------         ------------

             Total other income (expense)                                 (103,627)              4,572
                                                                       ------------        -----------

EQUITY IN LOSSES OF QDA AND WRITE-OFF OF RELATED ADVANCES                        -              (4,631)
                                                                       -----------         ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                 $  (962,867)        $(1,120,350)

    Provision for income taxes                                                   -                   -
                                                                       -----------         -----------

NET LOSS                                                               $  (962,867)        $(1,120,350)
                                                                       ============        ============

NET LOSS PER COMMON SHARE:
    Basic and diluted EPS                                              $      (.02)        $      (.02)
                                                                       ===========         ===========
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted EPS                                               54,204,525          53,713,415
                                                                       ===========         ===========



                 See accompanying notes to these consolidated financial statements.

                                                      SIMTEK CORPORATION
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001




                                              Common Stock         Additional               Prepaid                       Total
                                       ------------------------     Paid-in     Treasury    Investor     Accumulated   Shareholders'
                                         Shares        Amount       Capital      Stock      Relations      Deficit        Equity
                                       ----------    ----------   -----------   --------    ---------   ------------   -------------
BALANCES, January 1, 2001              53,634,245     $536,342    $37,497,590   $      -    $(730,433)  $(32,379,294)   $ 4,924,205

    Exercise of stock options             392,028        3,920         50,000          -            -              -         53,920
    Purchase 10,000 shares of
      common stock                              -            -              -    (12,504)           -              -        (12,504)

    Expenses recorded for stock
      issuance                                  -            -              -          -      730,433              -        730,433
    Net loss                                    -            -              -          -            -     (1,120,350)    (1,120,350)
                                       ----------    ---------   ------------   --------    ---------   ------------     ----------
BALANCES, December 31, 2001            54,026,273      540,262     37,547,590    (12,504)           -    (33,499,644)     4,575,704
                                       ----------    ---------   ------------   --------    ---------   ------------     ----------

    Exercise of stock options             356,000        3,561         47,285          -            -              -         50,846
    Net loss                                    -            -              -          -            -       (962,867)      (962,867)
                                       ----------     --------    -----------   --------    ---------   ------------    -----------
BALANCES, December 31, 2002            54,382,273     $543,823    $37,594,875   $(12,504)   $       -   $(34,462,511)   $ 3,663,683
                                       ==========     ========    ===========   ========    =========   ============    ===========


                               See accompanying notes to these consolidated financial statements.



                                          SIMTEK CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             FOR THE YEARS ENDED
                                                                                                 DECEMBER 31,
                                                                                      ----------------------------------

                                                                                            2002              2001
                                                                                      ----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $  (962,867)      $(1,120,350)
    Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                        443,146           462,083
       Common stock issued for investor relations expense                                         -           730,433
       Loss on disposal of assets                                                             5,705            58,699
       Net change in allowance accounts                                                     (71,150)           23,883
       Deferred financing fees                                                                8,298                 -
       Changes in assets and liabilities:
         (Increase) decrease in:
           Accounts receivable                                                             (618,653)           48,084
           Inventory                                                                        261,442          (798,972)
           Prepaid expenses and other                                                      (123,972)           62,349
         Increase (Decrease) in:
           Accounts payable                                                                (328,848)          331,424
           Accrued expenses                                                                (122,594)         (158,076)
           Deferred revenue                                                                  25,500            15,000
                                                                                        -----------       -----------

         Net cash used in operating activities                                           (1,483,993)         (345,443)
                                                                                        -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase/Sales of equipment and furniture, net                                         (163,657)         (509,698)
                                                                                        -----------       -----------
         Net cash used in investing activities                                             (163,657)         (509,698)
                                                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings from line-of-credit and the issuance of a note                                     -           100,163
    Payments on lines of credit                                                                   -           (84,050)
    Payments on notes payable                                                              (109,976)          (24,996)
    Payments on capital lease obligation                                                   (125,017)          (52,977)
    Borrowings on capital lease obligation                                                        -            97,520
    Convertible debentures, net of deferred financing fees                                2,883,825                -
    Exercise of stock options                                                                50,846            53,920
    Purchase of stock from market                                                                 -           (12,504)
                                                                                        -----------       -----------
         Net cash provided by financing activities                                        2,699,678            77,076
                                                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      1,052,028          (778,065)

CASH AND CASH EQUIVALENTS, beginning of year                                              2,075,704         2,853,769
                                                                                        -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                                  $ 3,127,732       $ 2,075,704
                                                                                        ===========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases                          $    88,457       $    97,520
                                                                                        ===========       ===========
Cash paid for interest                                                                  $   146,804       $    19,586
                                                                                        ===========       ===========




                   See accompanying notes to these consolidated financial statements.

                                              38

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

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

     POOLING OF INTERESTS - On March 13, 2001, Simtek acquired 100% of the common stock of Q-DOT Group ("Q- DOT'). Q-DOT specializes in advanced technology, research, and development for data acquisition, signal processing, imaging and data communications. Shareholders of Q-DOT exchanged their shares in Q-DOT for shares in Simtek in a business combination that has been accounted for as a pooling of interests. The consolidated financial statements and the accompanying notes reflect Simtek's financial position and the results of operations as if Q-DOT was a wholly-owned subsidiary of Simtek since inception.

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

     REVENUE RECOGNITION GOVERNMENT CONTRACTS - Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. The percentage-of-completion is measured by the total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs, it is reasonably possible that the estimates used will change within the near term.

     CONTRACT REVENUES AND RELATED COSTS - Substantially all of Q-DOT revenues result from contract services performed for the various agencies of United States Government (the "Government") under a variety of contracts and subcontracts, some of which provide for reimbursement of costs-plus-fees, and others which are fixed-price. The majority of the contracts are for services performed in Colorado. For some services rendered on Government contracts, the time between providing the services and the final cash realization from the sale of such services may extend two or more years.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Government representatives. Costs submitted for reimbursement are subject to Government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1999 have been completed without any material adjustments. Management does not believe the results of the March 31, 2000, December 31, 2000, December 31, 2001 and December 31, 2002 Government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

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

     At the time a loss on a contract becomes known, the entire amount of the estimated loss on both short and long- term contracts is accrued.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2002, substantially all of the Company's cash and cash equivalents were held by a single bank, of which approximately $3,320,980 was in excess of Federally insured amounts.

     INVENTORY - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 2002 includes:


          Raw materials                                   $   65,169
          Work in process                                  1,169,669
          Finished goods                                     529,987
                                                          ----------
                                                           1,764,825
          Less reserves                                     (156,583)
                                                          ----------

                                                          $1,608,242
                                                          ==========

     DEPRECIATION & Amortization - Equipment and furniture are recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized.

     In September 2000, the Company purchased incomplete research and development, patents and certain trademarks from WebGear, Inc. The incomplete research and development consists of hardware and software developed for wireless data communications that needs to be modified for use with the Bluetooth technology standard. The Company has valued the purchased patents and trademarks at $125,000, which was capitalized and recorded as intangible assets, the Company is currently amortizing the patents and trademarks over a five year life.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations in the period incurred.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     ADVERTISING - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $15,162 and $70,705 in 2002 and 2001, respectively.

     LOSS PER SHARE - The loss per share is presented in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 2001 and 2002, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 5,539,386 and 5,286,872 options for 2002 and 2001, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

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

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable. The Company has no significant off-balance sheet concentrations of credit risk. Accounts receivable are typically unsecured and are derived from transactions with and from customers located worldwide.

     IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In October 2001, the FASB approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard has a material effect on our financial statements.

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

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options , therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new disclosure requirements of SFAS 148 in these financial statements.


 2.  ACQUISITIONS:
     ------------

     On March 13, 2001, the Company acquired Q-DOT in exchange for approximately 5,172,000 shares of our Common Stock. Q-DOT specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT will be operated as a wholly owned subsidiary of Simtek for its government contract research and development operations. The acquisition has been accounted for as a pooling of interests, and the results of Q-DOT have been consolidated with those of Simtek as if the two businesses had been merged throughout the periods presented.

     Separate revenues and net income of the Company and Q-DOT Group, Inc. are presented in the following table:

                                                2002              2001
                                                ----              ----

     Revenue:
          Simtek Corporation                $12,422,087        $15,449,981
          Q-DOT                               1,904,618          1,500,506
                                            -----------        -----------
             Revenue, as reported           $14,326,705        $16,950,487
                                            ===========        ===========

     Net Income (Loss):
          Simtek Corporation                $(1,027,908)       $  (925,098)
          Q-DOT                                  65,041           (195,252)
                                            -----------        -----------
             Net (loss) as reported         $  (962,867)       $(1,120,350)
                                            ===========        ===========



 3.  EQUIPMENT AND FURNITURE:
     ------------------------

     Equipment and furniture at December 31, 2002 consists of the following:

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Leased software under capital leases                 $   441,550
     Research and development equipment                     1,442,388
     Computer equipment and software                        1,620,056
     Office furniture                                         235,135
     Other equipment                                          257,604
                                                          -----------
                                                            3,996,733
     Less accumulated depreciation and amortization        (3,270,845)
                                                          -----------

                                                          $   725,888
                                                          ===========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $422,736 and $462,083 was charged to operations for the years ended December 31, 2002 and 2001 respectively. Included in the amortization expense for 2002 and 2001 was $83,886 and $55,991, respectively, of amortization of software under capital leases. At December 31, 2002, accumulated amortization for software under capital leases was $208,031.


4.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ----------------------------------------------

     As of December 31, 2002, the Company had a $250,000 revolving line-of-credit (LOC). The LOC bears interest at prime plus .75% (5.00% at December 31, 2002), matures in April 2003, and is collateralized by the assets of the Company. No amounts were outstanding as of December 31, 2002.

     When the Company acquired Integrated Logic Systems, they also acquired a note payable related to a reorganization plan that Integrated Logic Systems went through. The reorganization plan required that annual payments of $5,000, with no interest, be made to a legal entity serving as a trustee for these creditors, payments started on September 15, 1995. The legal entity serving as the trustee for these creditors was dissolved in 1995 and all payments made to the trustee by the Company have been returned. Based on the statue of limitations for the State of Colorado, the Company may begin writing off $5,000 for each of the next two years. At December 31, 2002, the note payable was $10,000.

     The Company has a letter of credit arrangement with one of the Company's suppliers which requires the Company to maintain a $300,000 certificate of deposit as collateral, which is reflected as restricted cash.


5.   CONVERTIBLE DEBENTURES:
     -----------------------

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Group, Inc. ("Renaissance"). Renaissance is the agent for three investment funds, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The Holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   COMMITMENTS:
     ------------

     Offices Leases - The Company leases office space under a lease, which expires on February 28, 2008. Monthly lease payments are approximately $15,000.

     Through the acquisition of Q-DOT, the Company has non-cancelable long-term lease agreements for office space, office furnishings and equipment that expire at various dates through December 2005. A facility lease and the equipment leases contain an option to extend the leases for an additional one-year period.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next seven years.

     Future minimum lease payments under the equipment, furniture and office leases described above are approximately as follows:


         Year
     ------------
         2003                                                $  703,038
         2004                                                   522,672
         2005                                                   327,969
         2006                                                   208,184
     2007 & After                                               252,829
                                                             ----------
                                                             $2,014,692
                                                             ==========

     Office rent and equipment lease expense totaled $603,344 and $450,747 for the years ended December 31, 2002 and 2001, respectively.

     In addition, the Company leases research and development software under three capital leases, which will expire over the next two years. At December 31, 2002, future minimum lease payments under the lease described above is approximately as follows:


         Year
     ------------
         2003                                                $ 176,752
         2004                                                   98,053
                                                             ---------
     Total net minimum lease payments                          274,805
     Less interest and taxes                                   (65,808)
                                                             ---------
     Present value of net minimum lease payments               208,997
     Less current portion of capital leases                   (132,485)
                                                             ---------
                                                             $  76,512
                                                             =========

     Accrued Salary - Due to limited working capital of the Company, the Company's former CFO agreed with the Company's Board of Directors to defer his salary from April 1, 1994 through December 31, 1996. In July 2001, the Company entered into an agreement to begin paying the former CFO's accrued salary and accrued vacation over an 18 month period. The Company made the first payment in July 2001 and made the last payment in December 2002. As of December 31, 2002, all amounts due were paid in full.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.  SHAREHOLDERS' EQUITY:
     ---------------------

     On September 14, 2000, the Company entered into a one-year contract with two investment bankers, E.B.M. Associates, Inc. and World Trade Partners. Each company has received 500,000 shares of common stock, which were nonforfeitable and fully vested upon issuance on September 14, 2000, the grant date. Both companies assisted the Company in broadening our financial market presence and establishing new relationships within the industry, investment community and financial media, by arranging meetings for our management with industry analysts, presenting company profiles to analysts and brokerage firms, mailings and constant personal communication with investors. E.B.M. Associates Inc. supported these activities primarily in retail investment markets, while World Trade Partners supported these activities primarily in institutional markets. E.B.M. Associates and World Trade Partners cooperated to coordinate their activities. On September 14, 2000, the closing share price for the Company's common stock was $1.0312 per share and accordingly $1,031,200 was assigned to prepaid investor relations. The cost associated with this transaction was amortized over the life of the contract. At December 31, 2002 this transaction was fully amortized.

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

     STOCK OPTION PLANS - The Company has approved two stock option plans that authorize 600,000 incentive stock options and 9,900,000 non-qualified stock options that may be granted to directors, employees, and consultants. On September 26, 2001, the Incentive Stock Option Plan terminated. All options outstanding at the time of the plan termination may be exercised in accordance with their terms. The Non-Qualified Stock Option Plan which was adopted in 1994 remains in effect. The plans permitted the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans are 10 years and options granted to employees expire three months after the termination of employment. None of the options may be exercised during the first six months of the option term. No options may be granted after 10 years from the adoption date of each plan.

     Following is a summary of activity under these stock option plans for the years ended December 31, 2002 and 2001:

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   2002                            2001
                                      ------------------------------  -------------------------------

                                                         Weighted                         Weighted
                                                         Average                          Average
                                         Number          Exercise         Number          Exercise
                                        of Shares         Price          of Shares         Price
                                      -------------  ---------------- --------------- ----------------
Outstanding, beginning of year           5,286,872       $   .46         3,137,722       $   .47

       Granted                             912,500           .35         2,643,750           .41
       Expired                            (153,986)          .14                -
       Exercised                          (356,000)         (.14)         (387,100)         (.14)
       Canceled                           (150,000)         (.31)         (107,500)         (.87)
                                         ---------                       ---------

Outstanding, end of year                 5,539,386       $   .47         5,286,872       $   .46
                                         =========                       =========

     All options granted during 2002 and 2001, were at the current market price and the weighted average fair value was $0.29 and $0.35, respectively. At December 31, 2002, options for 3,635,983 shares were exercisable and of the remaining options of 1,215,382, 606,979, and 81,042 shares will become exercisable in 2003, 2004, and 2005, respectively.

     The following information summarizes stock options outstanding at December 31, 2002:

                    Outstanding                                          Exercisable
----------------------------------------------------------        -----------------------------
                              Weighted Average
                 -----------------------------------------
                                  Remaining                                        Weighted
Exercise            Number       Contractual     Exercise           Number          Average
Price            Outstanding    Life in Months     Price          Exercisable   Exercise Price
-----            -----------    --------------   ---------        -----------   --------------
$0.13 - 0.19        633,677           42           $0.17           468,677          $0.17
$0.22 - 0.32      1,330,055           48           $0.27           749,395          $0.26
$0.35 - 0.50      2,150,654           50           $0.40          1,391,800         $0.40
$0.60 - 0.80        820,000           62           $0.63           511,389          $0.63
$1.13 - 1.50        605,000           53           $1.28           514,722          $1.28
                   --------                                       --------
                  5,539,386                                       3,635,983
                  =========                                       =========

     INCENTIVE STOCK OPTION PLAN - At the time of the acquisition of Q-DOT, Q-DOT had an Incentive Stock Option Plan for the benefit of its employees. At December 31, 2000, Q-DOT had outstanding options to purchase 5,356 shares of its stock. At the time of closing, these options converted into 94,601 options to purchase Simtek Common Stock. No further options will be issued under this plan and all options outstanding will continue to vest per their original vesting schedule. These options have not been included in the above tables.

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

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                           Year Ended December 31,
                                                        ------------------------------

                                                            2002              2001
                                                        ------------      ------------
     Net loss applicable to common shareholders:
             As reported                                $  (962,867)      $(1,120,350)
             Pro forma                                   (1,584,568)       (1,623,545)

     Net loss per common shareholders:
             As reported - basic and diluted            $      (.02)      $      (.02)
             Pro forma - basic and diluted              $      (.03)      $      (.03)


     The fair value of each option granted in 2002 and 2001 was estimated on the date of grant, using the Black- Scholes option-pricing model with the following:



                                                     Options Granted During
                                                 ------------------------------

                                                      2002            2001
                                                 --------------- --------------

     Expected volatility                             132.9%          138.7%
     Risk-free interest rate                           3.2%            3.9%

     Expected dividends                                  -               -

     Expected terms (in years)                         4.0             4.0

     OTHER - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.


8.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     ------------------

     Sales by location for the year ended December 31, 2002 and 2001 were as follows (as a percentage of sales):

                                                         2002              2001
                                                         ----              ----

     United States                                        61%               53%
     Europe                                                9%               13%
     Far East                                             24%               27%
     All Others                                            6%                7%
                                                         ----              ----
     Total                                               100%              100%


     Sales from government contracts accounted for approximately 13% and 9% of total sales for the years ended December 31, 2002 and 2001, respectively. Sales from our military products accounted for approximately 17% and 9% of total sales for the years ended December 31, 2002 and 2001, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2002 and 2001 were as follows (as a percentage of sales):

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Customer                                           2002            2001
     --------                                          ------          ------

        A                                                12%             19%
        B                                                16%             16%
        C                                                  -             10%


     All customers identified above are from the semiconductor segment of the Company's business.

     At December 31, 2002, the Company had gross trade receivables totaling $699,037 due from the above two customers.

     In 2002 and 2001, the Company purchased all of its memory wafers, based on
     0.8 micron technology from a single supplier Chartered Semiconductor Manufacturing. Approximately 80% and 86% of the Company's net revenue for 2002 and 2001, respectively, were from finished units produced from these wafers. The Company had an agreement with Chartered Semiconductor Manufacturing to provide wafers, which expired in September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In February 2003, we received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1 by March 2004. We currently purchase memory wafers manufactured in this facility #1, and we are currently in discussion to move manufacturing to Chartered Semiconductor's Manufacturing facility #2. In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 7% and 5% of its net revenue for 2002 and 2001, respectively, were from finished units produced from these wafers. The Company does not have an agreement with either supplier, however, the Company has not seen any disruption in wafer deliveries. In February 2003, the Company received notification from its supplier of logic wafers in Taiwan that they will be unable to supply the Company with logic wafers after August 2003. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming acceptable terms are reached to move our process into facility #2 we expect the project will take nine to twelve months to complete. This would provide uninterrupted supply of our current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on our ability to support our customers. If we cannot reach acceptable terms with Chartered Semiconductor Manufacturing or another supplier, this will have a material negative impact on our future revenues and earnings. Based on discussions with Chartered Semiconductor Manufacturing, we believe that we will be able to reach an acceptable agreement.


9.   TAXES
     -----

     Under SFAS No. 109, deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Deferred Tax
                                                                     Assets (Liability)
                                                                     ------------------
     Current:
         Allowance for doubtful accounts                               $       4,000
         Reserves                                                             86,000
         Warranty reserve                                                     39,000
         Accrued expenses                                                    103,000
                                                                       -------------
         Net current deferred tax before valuation allowance                 232,000
         Valuation allowance                                                (232,000)
                                                                       -------------
     Total current deferred tax                                        $           -
                                                                       =============

     Non-Current:
         Net operating losses                                          $  10,772,000
         Property and equipment                                              (85,000)
         R&D credit carryforward                                              36,000
         AMT credit                                                            8,000
                                                                       -------------
     Net non-current deferred tax asset before valuation allowance        10,731,000
     Valuation allowance                                                 (10,731,000)
                                                                       --------------
     Total non-current deferred tax asset                              $           -
                                                                       =============

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2002 decreased $2,213,000 and $109,000 in 2001.

     At December 31, 2002, the Company has approximately $29,000,000 available in net operating loss carryforwards which begins to expire from 2004 to 2016. As a result of certain non-qualified stock options which have been exercised, approximately $3,280,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2002 and 2001 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:


                                                             2002         2001
                                                           ---------    --------

Statutory rate                                               (34.0)%     (34.0)%
State income taxes, net of Federal income tax benefit         (3.3)%      (3.3)%
Increase (reduction) in valuation allowance related to
    of net operating loss carryforwards and change in
    temporary differences                                      37.3%       37.3%
                                                            -------     -------
                                                            $     -     $     -
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

     Description             Year    Semiconductor    Government       Total
                                        Devices       Contracts

     Net Sales               2002    $ 12,422,087     $1,904,618    $14,326,705
                             2001      15,449,981      1,500,506     16,950,487
     Loss from
     Operations              2002    $ (1,027,908)    $   65,041    $  (962,867)
                             2001        (925,098)      (195,252)    (1,120,350)

     Interest income         2002    $     42,447     $        -    $    42,477
                             2001          79,420             77         79,497

     Interest expense        2002    $   (146,176)    $   (1,745)   $  (147,921)
                             2001         (20,214)        (2,351)       (22,565)
     Depreciation and
     amortization            2002    $    407,193     $   35,953    $   443,146
                             2001         389,405         72,678        462,083

     Total Assets            2002    $  7,931,832     $  575,218    $ 8,507,050
                             2001       6,587,283        428,830      7,016,113

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None in 2002.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------------------------------------------------

     Our directors and executive officers are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Douglas M. Mitchell..............................    54       Director, Chief Executive Officer, President and
                                                              Chief Financial Officer (acting) and Chairman
                                                              of the Board of Q-DOT Subsidiary

Thomas Linnenbrink...............................    59       Director, President, Chief Executive Officer,
                                                              and Technical Director of Q-DOT Subsidiary

Donald G. Carrigan...............................    55       Vice President Sales and Marketing, Corporate
                                                              Secretary

David W. Still...................................    47       Vice President of Engineering

Klaus C. Wiemer..................................    65       Director

Robert H. Keeley.................................    62       Director

Harold Blomquist.................................    51       Director

John Heightley...................................    67       Director

Robert C. Pearson................................    67       Director

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

     THOMAS E. LINNENBRINK, has served as President, Chief Executive Officer, Technical Director and a director of Q-DOT, Inc. since he co-founded it in 1977. Mr. Linnenbrink also founded Q-DOT Group, in 1990 and served as its President, Chief Executive Officer, and a director until it was acquired by Simtek in

March, 2001. Mr. Linnenbrink has served in various technical management and marketing positions for more than 35 years while advancing the state-of-the-art in data acquisition and signal processing. He pioneered high-speed charge-coupled device (CCD) and silicon germanium (SiGe) technology and applications. Mr. Linnenbrink has published numerous technical papers and holds more than a dozen patents. He currently chairs IEEE Technical Committee 10 which writes and promotes standards for ADCs, DACs, digital waveform recorders, and pulse technology. Mr. Linnenbrink holds a Bachelors degree in electrical engineering from the Illinois Institute of Technology and a Masters of Science degree in engineering science with emphasis on automatic control from Rensselaer Polytechnic Institute.

     DONALD G. CARRIGAN, has served as Vice President of Sales and Marketing and Corporate Secretary since joining Simtek in September of 2001. Mr. Carrigan has over 29 years experience in the semiconductor industry. Prior to joining Simtek he was vice president of sales for Ramtron International Corporation and an executive officer of the company. During his 12 years at Ramtron, Mr. Carrigan held various marketing and sales positions as well as General Manager of the ferroelectric product business unit. Prior to joining Ramtron, Mr. Carrigan was with Inmos Corporation for 8 years where he held various positions in engineering and marketing management including the Director of Marketing position. Mr. Carrigan also held positions in engineering management and R & D with NCR Microelectronics and Texas Instruments. Mr. Carrigan holds a Bachelors degree in Electrical Engineering from the University of Tennessee, Knoxville, Tennessee and a Masters degree in Electrical Engineering from Southern Methodist University, Dallas, Texas.

     DAVID W. STILL has served as the Vice President of Engineering at Simtek since December of 2001. Mr. Still has over 24 years experience in various corporate, management, and technical positions within the semiconductor industry, where he has successfully managed engineering teams developing products in CMOS, bipolar, and GaAs processes, as well as associated CAD software. Prior to his work at Simtek, he served as Vice President of IC engineering for Comsilica, developing SOC WLAN products for 802.11a and b wireless networks. Previously, he served as manager of the Colorado Design Center for Lattice Semiconductor (formerly Minc), an FGPA / CPLD CAD software company. Mr. Still was also a Vice President of Engineering at Array Microsystems, a digital video product company, where he managed the CMOS IC design and software development groups. He has also held engineering management positions with Prisma and Honeywell. At Honeywell, he received two technical excellence awards for his contributions to PLA designs. Mr. Still has published over 18 technical papers and has received 2 patents. Mr. Still holds a Masters degree in Electrical Engineering from Arizona State University and a Bachelors degree in Electrical Engineering from the University of Nebraska.

     KLAUS C. WIEMER, has served as a director since May 1993. He also serves on the boards of InterFET Corp of Garland, TX, UTAC of Singapore and Scientific Systems of Dublin, Ireland. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of our company. Dr. Wiemer is the founder of Communicant Semiconductor Technologies AG, an integrated circuit foundry start-up company located in Frankfurt/Oder, Germany, and served as its CEO until May 2002. Since May 1994, Dr. Wiemer has been an independent consultant. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments.

Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

     ROBERT H. KEELEY, has served as a director since May 1993. He is currently the El Pomar Professor of Business Finance at the University of Colorado at Colorado Springs. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of two private companies.

     HAROLD A. BLOMQUIST, was originally appointed as a director in May 1998, resigned from the Board in July 2001 and was re-appointed in January 2002. Mr. Blomquist is currently employed as Sr. Vice President of Tower Semiconductor, Ltd, and Chief Executive Officer of Tower's US subsidiary, Tower Semiconductor USA, Inc. He has served as a Director on the Board of Microsemi, Inc. since February 2003 and as a consultant to venture investors and early stage technology companies particularly in the semiconductor and electronic components areas. In the past, he was employed as President and CEO of ZMD America, Inc. Before ZMD America, Inc., Mr. Blomquist served as Sr. Vice President of AMI Semiconductor as well as in several other executive capacities within AMIS' foreign subsidiaries. Before joining AMI in April 1990, Mr. Blomquist held a series of increasingly responsible positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos Corporation and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     JOHN HEIGHTLEY, was appointed as a director in September 1998. Mr. Heightley is currently executive vice president, chief technology officer and a director for United Memories of Colorado Springs. From 1990 to 1996, Mr. Heightley was president and chief executive officer of Adaptive Solutions, Inc. In 1986 and 1987, he held the position of president and chief executive officer of Gigabit Logic, Inc.; in 1987 he was appointed chairman of Gigabit along with his responsibilities as president and chief executive officer. Mr. Heightley held these positions until 1990. Prior to Gigabit, Mr. Heightley served as president and chief executive officer of Ramtron Corporation from 1985 to 1986 and from 1978 to 1985 he served as a member of the board of directors, president, chief operating officer and vice president of memory products for Inmos International, plc. Mr. Heightley was granted a B.S. degree in Engineering Science from Penn State University and earned a M.S. degree in Electrical Engineering from M.I.T.

     ROBERT C. PEARSON, has served as a director since July 2002. He joined Renaissance Capital Group, Inc. in April 1997 and is Senior Vice President-Investments. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by Renaissance. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments Incorporated where he served in several positions including Vice President-Controller and later as Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is currently a Director of Poore Brothers, Inc., CaminoSoft, Inc., Advanced Power Technology, Inc., and Simtek, all publicly held. He is also a Director of eOriginal, Inc., a privately held company.

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

     Based upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, it came to our attention that Form 3's were not filed by the following individuals at the time they were initially granted stock options. Mr. Donald Carrigan and Mr. David Still did not file a Form 3 for their original issuance of stock options. Mr. Harold Blomquist and Mr. Thomas Linnenbrink did not file one Form 3 for their original issuance of stock options and one Form 4 for a subsequent stock option grant. Mr. Douglas Mitchell did not file one Form 3 for his original issuance of stock options and five Form 4's for subsequent stock option grants. Mr. John Heightley did not file one Form 3 for his original issuance of stock options and three Form 4's for subsequent stock option grants. Dr. Robert Keeley did not file one Form 3 for his original issuance of stock options and six Form 4's for subsequent stock option grants. Dr. Klaus Wiemer did not file one Form 3 for his original issuance of stock options and seven Form 4's for subsequent stock options grants. We understand that these individuals are in the process of filing these delinquent forms.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 2002 and each other executive officer of the Company as of December 31, 2002 whose annual salary and bonus for the fiscal year ended December 31, 2002 exceeded $100,000.

                                              Summary Compensation Table

                                                                                Long Term Compensation
                                                                                ----------------------
                               Annual Compensation                                      Awards
                              ------------------------------------------------------------------------

Name                                                          Other
and                                                           Annual
Principal                                                     Compen-                   Options/
Position                      Year    Salary($)   Bonus($)    sation($)                 SARs(#)
---------                     ------------------------------------------------------------------------
Douglas M. Mitchell(1)        2002    $175,000         --         --                         --
Chief Executive Officer       2001    $167,708    $34,375         --                    300,000
Chief Financial Officer       2000    $150,000    $62,500         --                     40,000
(acting) and President

Thomas Linnenbrink(2)         2002    $135,408         --         --                     30,000
Chief Executive Officer       2001    $111,447    $13,520(3)  $5,700(4)                 150,000
President and Technical
Director of Q-DOT
Subsidiary

Donald G. Carrigan(5)         2002    $130,000    $42,228(6)      --                         --
Vice President of Sales       2001    $ 40,625         --         --                    250,000
and Marketing

David W. Still(7)             2002    $130,000         --         --                         --
Vice President of             2001    $ 20,417         --         --                    250,000
Engineering

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

(4) At the time of the Q-DOT acquisition, Mr. Linnenbrink was paid for vacation hours that were in excess of Simtek's vacation policy.

(5) Mr. Carrigan became our Vice President of Sales and Marketing on August 31, 2001.

(6) Mr. Carrigan is on a bonus plan that is directly related to net revenue and department spending.

(7)  Mr. Still became our Vice President of Engineering on December 3, 2001.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2002 to the individuals named in the summary compensation table above.


                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                                         Options/SAR's                  Price                        at Assumed
                            Shares        Granted to     Exercise        per                       Annual Rate of
                          subject to     Employees in      Price       Share on                      Stock Price
                        Options/SAR's    Fiscal Year        Per        Date of     Expiration     Appreciation for
Name                       Granted        % of Total       Share        Grant         Date           Option Term
---------------------- ---------------- -------------- ------------- ------------ ------------ -----------------------
                                                                                                   5%         10%
                                                                                               -----------------------
Thomas Linnenbrink        30,000(1)          3.83%        $0.41         $0.41      1/01/2009    $5,007      $11,669


(1) 30,000 options were granted to Mr. Linnenbrink in his capacity as Chief Executive Officer, President and Technical Director of our Q-DOT subsidiary; these options vest at 1/36th per month over 3 years.

YEAR-END OPTION TABLE

     The following table sets forth, as of December 31, 2002, the number of shares subject to unexercised options held by the individuals named in the summary compensation table above. 1,094,723 options had an exercise price greater than the last sale price of our common stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2002.

                           Aggregated Option/SAR Exercises in Last Fiscal Year
                                  and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                          Options/SARs at Fiscal                 Options/SARs
                             Shares          Value               Year-End                     at Fiscal Year-End
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
-----------------------------------------------------------------------------------------------------------------------
Douglas Mitchell                -              -          810,556         109,444            -                 -

Thomas Linnenbrink              -              -           96,667         83,333             -                 -

Donald G. Carrigan              -              -          104,167         145,833            -                 -

David W. Still                  -              -           83,333         166,667            -                 -


EMPLOYMENT AGREEMENTS

     Mr. Mitchell is employed as President and Chief Executive Officer pursuant to an employment agreement with us. Under the terms of the employment agreement,

Mr. Mitchell receives an annual salary of $175,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expired June 1, 2001 but was, and is, automatically renewed for successive one-year terms unless we or Mr. Mitchell elects not to renew. If we terminate the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

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

DIRECTORS' COMPENSATION

     Each director who is not also an employee receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. During the fiscal year ended December 31, 2002, 15,000 stock options were granted, at the market price on date of grant, to Dr. Klaus Wiemer, Dr. Robert Keeley, and Mr. John Heightley which market price was $0.41 per share. During 2002, Mr. Harold Blomquist was granted 55,000 stock options at the market price on date of grant which market price was $0.41 per share.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The first table below sets forth information regarding ownership of our common stock as of February 28, 2003, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after March 31, 2003 upon the exercise of options and are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable upon the conversion of the debentures have been included for the purpose of computing the percentage ownership. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

Name and                                   Amount and Nature
Address of                                   of Beneficial            Percent of
Beneficial Owner                              Ownership                  Class
--------------------------------------------------------------------------------

Hugh Norman Chapman                            3,150,767   (1)           4.79%
4250 Buckingham Dr. #100
Colorado Springs, CO 80907

Douglas M. Mitchell                              907,719   (2)           1.38%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                                  150,000   (3)               *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                                  85,000   (4)               *
P. O. Box 25599
Silverthorne, CO 80497

John D. Heightley                                 85,000   (5)               *
1275 Log Hollow Point
Colorado Springs, CO 80906

Thomas E. Linnenbrink                          1,015,795    (6)          1.54%
1457 Smoochers Circle
Colorado Springs, CO 80904

Harold A. Blomquist                               55,000   (7)               *
13625 Antelope Station
Poway, CA 92064

Donald G. Carrigan                               139,389   (8)               *
425 Scrub Oak Circle
Monument, CO 80132

David W. Still                                   118,056   (9)               *
4250 Buckingham Dr. Suite 100
Colorado Springs, CO 80907

Renaissance Capital Group (10)                11,615,384   (11)         17.65%
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

All officers and directors as a group
   (9 persons)                                14,171,343   (10)         21.54%


--------------------
*      Less than one percent.

(1) Represents 2,924,100 shares of our common stock that Mr. Chapman received upon our acquiring Integrated Logic Systems and includes 226,667 shares issuable upon exercise of options.

(2) Represents 44,386 shares of our common stock that Mr. Mitchell acquired through our acquisition of Q-DOT, 10,000 shares of our common stock that Mr. Mitchell personally owns and includes 853,333 shares issuable upon exercise of options.

(3) Represents 75,000 shares of our common stock that Mr. Wiemer acquired upon the exercise of 75,000 options and includes 75,000 shares issuable upon exercise of options.

(4) Includes 75,000 shares issuable upon exercise of options. Includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares.

(5)  Includes 85,000 shares issuable upon exercise of options.

(6) Represents 894,128 shares of our common stock that Mr. Linnenbrink acquired through our acquisition of Q-DOT and includes 121,667 shares issuable upon exercise of options.

(7)  Includes 55,000 shares issuable upon exercise of options.

(8) Represents 500 shares of our common stock that Mr. Carrigan personally owns and includes 138,889 shares issuable upon exercise of options.

(9)  Includes 118,056 shares issuable upon exercise of options.

(10) Pursuant to the Convertible Loan Agreement, dated as of June 28, 2002, by and among Simtek, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC., and Renaissance Capital Group, Inc., Renaissance Capital Group, Inc. has the right to designate a nominee to serve as a member of the board of directors. Mr. Robert C. Pearson currently serves on Simtek's board of directors as such nominee.

(11) Assumes conversion, at a conversion price of $.0312 per share, of all debentures issued to affiliates of Renaissance Capital Group, Inc.

(12) Includes 1,521,945 shares issuable upon exercise of options.

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

     On May 9, 2000, we entered into a stock exchange agreement with Mr. Hugh N. Chapman pursuant to which we acquired Integrated Logic Systems. At the time of the acquisition, Mr. Chapman was not a holder of 5% of our stock. As a result of the acquisition, however, Mr. Chapman became a holder of 5% of our outstanding stock and as of the date of this prospectus holds approximately 5.61% of our stock. Incident to the acquisition, we entered into an "at will" employment agreement with Mr. Chapman, terminable by either party at any time with or without cause. We believe that the terms of our transactions with Mr. Chapman were no less favorable to us than we could have obtained from unrelated parties.

     On July 1, 2002, we received funding of $3,000,000 in a convertible debenture financing transaction with Renaissance Capital Group, Inc. Renaissance Capital Group, Inc. is the agent for three of the investment funds, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC, which funds participated in the financing transaction. Mr. Robert Pearson, a Senior Vice President of Renaissance Capital Group, became a Simtek director following such transaction. Renaissance Capital Group, or its affiliates, owns 2,000,000 shares of our common stock.

                                     PART IV


Item 13:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

     Documents filed as part of this report:

A:   (1)  Financial Statements

     Reference is made to the listing on page 33 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2002.

   Date                                                 Item
   ----                                                 ----

November 11, 2002                             Item 5: Other information - Press
                                              Release  "Simtek Announces Third
                                              Quarter 2002 Financial Results"

December 10, 2002                             Item 5: Other information - Press
                                              Release "Letter to Shareholders"

C.   Exhibits:

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 69 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

ITEM 14: CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 24, 2003


                                            SIMTEK CORPORATION




                                            By:  /S/ DOUGLAS M. MITCHELL
                                               ---------------------------------
                                               Douglas M. Mitchell
                                               Chief Executive Officer and
                                               President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 24, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                            TITLE



  /S/ DOUGLAS M. MITCHELL                            Chief Executive Officer and
------------------------------------                 President
Douglas M. Mitchell


  /S/ DOUGLAS M. MITCHELL                            Chief Financial Officer
------------------------------------                 (acting)
Douglas M. Mitchell


  /S/ DOUGLAS M. MITCHELL                            Director
------------------------------------
Douglas M. Mitchell


  /S/ ROBERT H. KEELEY                               Director
------------------------------------
Robert H. Keeley


  /S/ KLAUS WIEMER                                   Director
-------------------------------------
Klaus Wiemer


  /S/ HAROLD BLOMQUIST                               Director
-------------------------------------
Harold Blomquist


  /S/ KIMBERLEY A. CAROTHERS                         Controller
------------------------------------
Kimberley A. Carothers

                               SIMTEK CORPORATION
                                 CERTIFICATIONS

CERTIFICATIONS

I, Douglas Mitchell, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Simtek Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003
                                                /s/ Douglas Mitchell
                                                ------------------------------
                                                DOUGLAS MITCHELL, Chief
                                                Executive Officer, President and
                                                Chief Financial Officer (acting)

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2002

     All exhibits listed below, except Ehibits 10.2, 23.1 and 99.1, are incorporated herein by reference.

Exhibits:
--------

 3.1      Amended and Restated Articles of Incorporation.(2)
 3.2      Amended and Restated Articles of Incorporation November 1997.(7)
 3.3      Bylaws.(2)
 4.1      1987-I Employee Restricted Stock Plan.(1)
 4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
 4.3      Form of Common Stock Certificate.(3)
 4.4      Simtek Corporation 1991 Stock Option Plan.(4)
 4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
 4.6      1994 Non-Qualified Stock Option Plan.(5)
 4.7      Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
 4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (15)
 4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(15)
4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.6 Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
10.7 Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
10.8 Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
10.9 Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and Kashmira S. Johal (10)
10.10     Asset Purchase Agreement between Simtek Corporation and WebGear, Inc.
          (11)
10.11 Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
10.12 Agreement and Plan of Merger among Simtek Corporation, W-DOT Group, Inc. and Q-DOT, Inc. (13)
10.13     Employment Agreement between Simtek Corporation and Hugh N. Chapman
          (14)
10.14 Technology Development, License and Product Agreement between Amkor Technology and Simtek (16)
10.15 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (16)
10.16 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.17 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (17)
10.18 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (17)
10.19 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (17)
10.20 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.21 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)

10.22 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (18)
10.23 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.
23.1      Consent of Independent Public Accountants
99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley ACT of 2002

--------------------

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9) Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988) filed with the Commission on July 7, 2000
(10) Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11) Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000
(12) Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement (Reg. No. 333-40988)
(13) Incorporated by reference to the Company's Form 8-K filed with the March 23, 2001
(14) Incorporated by reference to the Form SB-2 Registration Statement Amendment #3 (Reg. No. 333- 60492) filed with the Commission on September 4, 2001
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001
(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(18) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002

                              CORPORATE INFORMATION

BOARD OF DIRECTORS-Simtek Corporation

Klaus C. Wiemer 1,2,3

Douglas M. Mitchell

Robert Keeley 1,2,3

Harold Blomquist 1,2,3

John Heightley

Robert Pearson

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

Donald L. Herman, Jr.


CORPORATE OFFICERS

Douglas M. Mitchell
Chief Executive Officer, President
and Acting Chief Financial Officer

Thomas Linnenbrink
Chief Executive Officer, President
and Technical Director of Q-DOT Subsidiary

Donald Carrigan
Vice President Sales and Marketing and
Corporate Secretary

David Still
Vice President of Engineering


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