Form 10QSB
period 2003-03-31
SIMTEK CORP
filed 2003-05-15
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2003

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                                Outstanding at May 14, 2003
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                               54,442,273

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 2003

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
     ------                                                                 ----

              Consolidated Balance Sheets as of March 31, 2003 and
              December 31, 2002                                               3

              Consolidated Statements of Operations for the three
              months ended March 31, 2003 and 2002                            4

              Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and 2002                            5

              Notes to Consolidated Financial Statements                     6-7

     ITEM 2

              Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            8-14

     ITEM 3
              Controls and Procedures                                        15

PART II. OTHER INFORMATION

     ITEM 1   Legal Proceedings                                              16

     ITEM 2   Changes in Securities                                          16

     ITEM 3   Defaults upon Senior Securities                                16

     ITEM 4   Matters Submitted to a Vote of Securities Holders              16

     ITEM 5   Other Information                                              16

     ITEM 6   Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                   17

CERTIFICATIONS                                                               18


                                           SIMTEK CORPORATION

                                       CONSOLIDATED BALANCE SHEETS


                                                                             March 31, 2003      December 31, 2002
              ASSETS                                                         --------------      -----------------
              ------                                                           (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $   3,443,777         $   3,127,732
   Certificate of deposit, restricted......................................        300,000               300,000
   Accounts receivable - trade, net........................................      2,119,099             2,309,965
   Inventory, net .........................................................      1,752,115             1,608,242
   Prepaid expenses and other..............................................        199,280               239,507
                                                                             -----------------------------------
       Total current assets................................................      7,814,271             7,585,446

EQUIPMENT AND FURNITURE, net...............................................        917,294               725,888
DEFERRED FINANCING COSTS...................................................        103,728               107,877
OTHER ASSETS...............................................................         81,584                87,839
                                                                             -----------------------------------

TOTAL ASSETS...............................................................  $   8,916,877         $   8,507,050
                                                                             ===================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable........................................................  $   1,798,931         $   1,087,947
   Accrued expenses........................................................        356,775               313,460
   Accrued wages...........................................................         75,202                26,830
   Accrued vacation payable................................................        201,874               155,633
   Deferred Revenue........................................................         40,000                40,500
   Obligations under capital lease.........................................        169,188               132,485
   Debentures..............................................................      3,000,000                     -
                                                                             -----------------------------------
       Total current liabilities...........................................      5,641,970             1,756,855

NOTES PAYABLE..............................................................         10,000                10,000
DEBENTURES.................................................................              -             3,000,000
OBLIGATIONS UNDER CAPITAL LEASES...........................................        151,258                76,512
                                                                             -----------------------------------
       Total liabilities...................................................      5,803,228             4,843,367

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................              -                     -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,442,273 and 54,382,273 shares issued and outstanding at
       March 31, 2003 and December 31, 2002, respectively..................        544,423               543,823
   Additional paid-in capital..............................................     37,602,255            37,594,875
   Treasury Stock..........................................................        (12,504)              (12,504)
   Accumulated deficit.....................................................    (35,020,525)          (34,462,511)
                                                                             -----------------------------------
   Shareholder's equity....................................................      3,113,649             3,663,683
                                                                             -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $   8,916,877         $   8,507,050
                                                                             ===================================

                  The accompanying notes are an integral part of these financial statements.


                                    SIMTEK CORPORATION

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                          For the quarters ended March 31,
                                                              2003                2002
                                                              ----                ----

NET SALES............................................     $ 3,935,129         $ 3,973,300

     Cost of  sales..................................       2,486,870           2,554,718
                                                          -------------------------------

GROSS MARGIN.........................................       1,448,259           1,418,582

OPERATING EXPENSES:
     Design, research and development................       1,257,641             993,374
     Administrative..................................         271,877             208,220
     Marketing.......................................         424,884             470,934
                                                          -------------------------------

         Total Operating expenses....................       1,954,402           1,672,528
                                                          -------------------------------

LOSS FROM OPERATIONS.................................        (506,143)           (253,946)
                                                          -------------------------------

OTHER INCOME (EXPENSE):
     Interest income.................................           9,626               7,366
     Interest expense................................         (61,047)             (8,588)
     Other expense, net..............................            (450)               (460)
                                                          -------------------------------

         Total other income (expense)................         (51,871)             (1,682)
                                                          -------------------------------

NET LOSS BEFORE TAXES................................        (558,014)           (255,628)

     Provision for income taxes......................               -                   -
                                                          -------------------------------

NET LOSS.............................................     $  (558,014)        $  (255,628)
                                                          ===============================

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS...........................     $      (.01)        $      (.00)
                                                          ===============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted...............................      54,489,217          54,069,329
                                                          ===============================










      The accompanying notes are an integral part of these financial statements.



                                            SIMTEK CORPORATION

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                2003                    2002
                                                                                ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................     $   (558,014)           $   (255,628)
     Adjustments to reconcile net loss to net cash from
        operating activities:
           Depreciation and amortization..............................          112,117                 109,777
           Amortization of deferred financing costs...................            4,149                       -
           Net change in allowance accounts...........................           15,849                 (32,588)
           Changes in assets and liabilities:
             (Increase) decrease in:
               Accounts receivable....................................          214,921                (393,766)
               Inventory..............................................         (173,673)                (84,448)
               Prepaid expenses and other ............................           40,226                 (21,439)
             Increase (decrease) in:
               Accounts payable.......................................          710,984                  97,612
               Accrued expenses.......................................          127,829                 (17,918)
               Deferred Revenue.......................................             (500)                 13,000
                                                                           ------------------------------------

        Net cash provided by (used in) operating activities...........          493,888                (585,398)
                                                                           ------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture..............................         (153,112)               (101,073)
                                                                           ------------------------------------

        Net cash used in investing activities.........................         (153,112)               (101,073)
                                                                           ------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and lines of credit....................                -                  (6,243)
     Payments on capital lease obligation.............................          (32,711)                (19,330)
     Exercise of stock options........................................            7,980                  16,624
                                                                           ------------------------------------

        Net cash used in financing activities.........................          (24,731)                 (8,949)
                                                                           ------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS...................................................          316,045                (695,420)
                                                                           ------------------------------------

CASH AND CASH EQUIVALENTS, beginning of period........................        3,127,732               2,075,704
                                                                           ------------------------------------

CASH AND CASH EQUIVALENTS, end of period..............................     $  3,443,777            $  1,380,284
                                                                           ====================================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases             $    144,160            $          -
                                                                           ====================================



                The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the financial statements and notes thereto included in Simtek Corporation's Annual Report and Form 10-KSB filed on March 24, 2003 for fiscal year 2002.

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

2.   LINE OF CREDIT:

     In April 2003, Simtek Corporation's ("Simtek" or the "Company") line of credit automatically renewed in the amount of $250,000.

3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received $3,000,000 in a financing transaction with Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Renaissance has exercised its right to appoint one member to the Simtek Board of Directors. Mr. Robert Pearson was appointed to Simtek's board of directors on July 25, 2002. At March 31, 2003, the Company was in non-compliance of certain covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through October 1, 2003 with respect to such covenants. The Company is attempting to reach compliance with the stipulated covenant requirements by the end of the waiver period, but cannot be sure that it will achieve such compliance. Therefore, the Company has reclassified the note as a current liability as of March 31, 2003. The Company has a long term relationship with Renaissance and believes that it will be able to revise its current covenant requirements prior to October 1, 2003, whereby the loan will not be called on this date. The Company, however, cannot provide assurances that it will be able to meet its covenant requirements by October 1, 2003 or that such covenants will be revised.

4.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months ended March 31, 2003 and 2002 were as follows (as a percentage of semiconductor product sales only):

                                             2003               2002
                                             ----               ----

     United States                            54%                51%
     Europe                                   10%                 9%
     Far East                                 29%                27%
     All others                                7%                13%
                                             ----               ----
                                             100%               100%
                                             ====               ====

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified by segment. Substantially all of the Company's assets are located in the United States of America.

         Description                                    Three Months Ended
                                                             March 31,
                                                             --------
                                                       2003              2002
                                                       ----              ----
         Net Sales:
           Semiconductor Devices                  $ 3,424,583      $ 3,492,541
           Government Contracts                       510,546          480,759
                                                  ----------------------------
           Total                                  $ 3,935,129      $ 3,973,300
                                                  ============================
         Net Loss:
           Semiconductor Devices                  $  (519,689)     $  (283,154)
           Government Contracts                       (38,325)          27,526
                                                  ----------------------------
           Total                                  $  (558,014)     $  (255,628)
                                                  ============================


                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
         Total Assets:
           Semiconductor Devices                  $ 8,415,583      $ 6,405,435
           Government Contracts                       501,294          434,794
                                                  ----------------------------
           Total                                  $ 8,916,877        6,840,229
                                                  ============================


6.   PRO FORMA STOCK-BASED COMPENSATION DISCLOSURE

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to its employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and EPS would have been reduced to the pro forma amounts indicated below.

                                                                        Three Months Ended March 31,
                                                                          2003               2002
                                                                          ----               ----
     Net loss as reported                                            $   (558,014)      $   (255,628)
     Add: stock based compensation included in reported
     net loss                                                                   -                  -
     Deduct: Stock-based compensation cost under SFAS 123                  (9,237)           (16,295)
                                                                     -------------------------------
     Pro Forma net loss                                              $   (567,251)      $   (271,923)
                                                                     ===============================

     Pro forma basic and diluted net loss per share:
     Pro forma shares used in the calculation of pro forma
     net loss per common share basic and diluted                       54,489,217         54,069,329

     Reported net loss per common share basic and diluted            $       (.01)      $       (.00)
     Pro forma net loss per common share basic and diluted           $       (.01)      $       (.01)

                               SIMTEK CORPORATION



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     Beginning in the fourth quarter 2001, the Company began to experience the downturn that has been occurring in the global semiconductor industry since late fourth quarter 2000, which gave rise to declining revenues in 2001 and 2002. The Company has seen an increase in unit shipments in the first three months of 2003 as compared to the last three months of 2002. The majority of the increase was for large production orders; which resulted in a decrease of average selling prices. The Company's net revenue was $3,935,000 for the three months ended March 31, 2003 essentially flat when compared with the $3,973,300 for the same period in 2002. This decrease in revenue was primarily due to reduced average selling prices.

     The decline in revenue for the three months ended March 31, 2003 had a slight impact on our profitability. This decline along with increased research and development costs related to our 1 megabit product development accounted for the increase in the loss for the three month period ended March 31, 2003 as compared to the same period in 2002

RESULTS OF OPERATIONS:

         REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the company's net revenues for semiconductor devices by product markets for the three months ended March 31, 2003 and 2002 (in thousands):

                                         Three Months Ended
                                         ------------------
                                              March 31,
                                              ---------
                                     2003       2002        Variance
                                     ----       ----        --------

     Commercial                   $ 2,595     $ 2,819       $  (224)
     High-end industrial and
       military                       614         377           237
     Logic products                   216         297           (81)
                                  -------     -------       --------

     Total Semiconductor
       Revenue                    $ 3,425     $ 3,493       $   (68)
                                  =======     =======       ========


     Commercial revenues decreased by $224,000 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. The decrease was primarily due to a depressed semiconductor market which resulted in lower average selling prices.

     High-end industrial and military product revenues accounted for an increase of $237,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The increase was due to an increase in defense contracts.

     Revenues from our logic products decreased by $81,000 for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease was due to a reduction in demand for aging systems using our logic products as well as increased pricing competition from programmable logic suppliers resulting from the overall depressed semiconductor market.

                               SIMTEK CORPORATION


     One distributor and one direct customers accounted for approximately 33% of the Company's semiconductor devices product sales for the quarter ended March 31, 2003. Products sold to distributors are sold without significant recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with the Company, we believe that there would not be a material impact on the Company's product sales.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $2,245,000 and $2,327,000 for the three months ended March 31, 2003 and 2002, respectively. These costs reflect an approximate 1% improvement in gross margin percentages for the three months ended March 31, 2003 as compared to the same period in 2002. Actual gross margin percentages for the three months ended March 31, 2003 and March 31, 2002 were 34% and 33% respectively. This increase was due primarily to increased sales of high-end industrial and military products.

     During the first three months of 2003, the Company purchased wafers built on 0.8 micron technology from Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and
0.35 micron wafers purchased from Chartered.

     In February 2003, the Company received notification from Chartered that they will close their wafer fabrication facility #1 by March 2004. The memory wafers the Company purchases from Chartered are manufactured in facility #1. The Company and Chartered are in the process of transferring the manufacturing of our memory wafers to Chartered's manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed in nine to twelve months. This would provide uninterrupted supply of the Company's current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on its ability to support our customers. If the Company and Chartered cannot complete the transfer of manufacturing into facility #2 or if the Company cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     United Microelectronics and Chartered provide silicon wafers for the Company's programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, the Company received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. The Company plans to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of our process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the first quarter 2003, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company is anticipating samples by late in the second quarter of 2003.

     Total research and development expenses related to the semiconductor portion of the Company's business were $1,070,000 for the three months ended March 31, 2003 as compared to $860,000 for the same period in 2002.

                               SIMTEK CORPORATION



     The $210,000 increase for the three month period was related to increases in contract engineering services, payroll and payroll overhead costs of $128,000, equipment leases, maintenance agreements for software and depreciation of $116,000 and a reduction in miscellaneous other expenses of $34,000 which were primarily related to reduced qualification costs and memory wafer purchases. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. Equipment leases, maintenance agreements for software and depreciation are primarily related to software licenses and hardware required to design our new products.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $225,000 for the three months ended March 31, 2003 as compared to $179,000 for the same period in 2002.

     The $46,000 increase was due primarily to an increase in professional services, director's compensation, and an increase in payroll costs. Many of these additions were implemented to ensure ongoing compliance with newly enacted regulations resulting from the Sarbanes-Oxley Act.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $354,000 for the three months ended March 31, 2003 as compared to $409,000 for the same period in 2002.

     The $55,000 decrease was due primarily to a reduction of payroll and payroll overhead costs. The reduction of payroll and payroll overhead costs was a direct result of reduced headcount.

     TOTAL OTHER INCOME (EXPENSES) - SEMICONDUCTOR DEVICES

     The increase in total other income (expense) of $50,000 for the three months ended March 31, 2003 over the same period in 2002 was primarily due to an increase in interest expense, offset by an increase in interest income, both of which are a direct result of $3,000,000 funding the Company received on July 1, 2002.

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $520,000 and $283,000 for the three months ended March 31, 2003 and 2002, respectively, for semiconductor devices. The increase of $237,000 in due primarily to increased research and development costs and administration costs related to new product development.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the company's net revenues from its government contracts portion of its business for the three months ended March 31, 2003 and 2002 (in thousands):

                               SIMTEK CORPORATION


                                         Three Months Ended
                                        ------------------
                                             March 31,
                                             ---------
                                     2003       2002        Variance
                                     ----       ----        --------

     Government Contracts           $ 510      $ 480         $ 30


     The increase of revenue for the three month period was the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor increased due to the addition of employees.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The cost of sales for the government contracts portion of the Company's business were $242,000 and $228,000 for the three months ended March 31, 2003 and March 31, 2002. This was equivalent to gross margin percentages of 53% for both periods.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $188,000 and $133,000 for the three months ended March 31, 2003 and 2002, respectively.

     The $55,000 increase for the three month period was related to increases in payroll and payroll related costs of $15,000 and equipment leases and maintenance agreements for software of $38,000. The increase in payroll related costs were due to increased training and increased headcount. The increase in maintenance agreement costs was due to costs associated with bringing software licenses up to date.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $47,000 and $29,000 for the three months ended March 31, 2003 and 2002, respectively.

     The $18,000 increase was due to the personnel from the Company's government contract subsidiary not charging as many hours of service to the semiconductor portion of the business.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $71,000 and $62,000 for the three months ended March 31, 2003 and 2002, respectively.

     The increase of $9,000 for the three month period was primarily due to an increase in bid and proposal activities.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net loss of $38,000 and a net income of $27,000 for the three months ended March 31, 2003 and 2002, respectively, for the government contracts segment. The decrease in net income was due primarily to an increase in research and development costs and an increase in indirect expenses for bid and proposal activities.

                               SIMTEK CORPORATION

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

     The Company is continuing its co-development program with Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static RAM memories, for stand alone and embedded products. The Company's current schedule is to have samples of a 1 megabit 3.0 volt nonvolatile semiconductor memory available late in the second quarter of 2003.

     As of March 31, 2003, the Company had a backlog of unshipped customer orders of approximately $1,734,000 expected to be filled by September 30, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In February 2003, the Company received notification from Chartered that they will close their wafer fabrication facility #1 by March 2004. The memory wafers the Company purchases from Chartered are manufactured in facility #1. The Company and Chartered are in the process of transferring the manufacturing of our memory wafers to Chartered's manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed in nine to twelve months. This would provide uninterrupted supply of the Company's current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on its ability to support their customers. If the Company and Chartered cannot complete the transfer of manufacturing into facility #2 or if the Company cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     United Microelectronics and Chartered provide silicon wafers for the Company's programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, the Company received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. The Company plans to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, the Company had net working capital of $5,172,301 as compared to a net working capital of $3,487,182 as of March 31, 2002.

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. At March 31, 2003, the Company was in non-compliance of certain covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through October 1, 2003 with respect to such covenants. The Company is attempting to reach compliance with the stipulated covenant requirements by the end of the waiver period, but cannot be sure that it will achieve such compliance. Therefore, the Company has reclassified the note as a current liability as of March 31, 2003. The Company has a long term relationship with

                               SIMTEK CORPORATION

Renaissance and believes that it will be able to revise its current covenant requirements prior to October 1, 2003, whereby the loan will not be called on this date. The Company, however, cannot provide assurances that it will be able to meet its covenant requirements by October 1, 2003 or that such covenants will be revised.

     The change in cash flows for the three months ended March 31, 2003 provided by operating activities was primarily a result of a net loss of $558,014, which is offset by $112,117 in depreciation and amortization, decreases in accounts receivable and prepaid expenses of $214,921 and $40,226, respectively and increases in inventory, accounts payable and accrued expenses of $173,673, $710,984 and $127,829, respectively. The decrease of $214,921 in accounts receivable was directly related to certain customers paying invoices within the Company's terms at the end of first quarter 2003. The increases in inventory of $173,673 and accounts payable of $710,984 were primarily due to the timing of raw materials received within the period and the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable and accrued wages. These increases have occurred due to certain employees foregoing their vacation time until later in 2003. The change in cash flows used in investing activities of $153,112 was primarily due to the purchase of equipment required to test our memory wafers received from Anam Semiconductor and software acquired for research and development activities. The cash flows used in financing activities of $24,731 were due primarily to payments on a capital lease obligation.

     Cash flows used in operating activities for the three months ended March 31, 2002 used in operating activities resulted primarily from a net loss of $255,628, which was offset by $109,777 in depreciation and amortization, a decrease of $21,439 in prepaid expenses and other, a decrease in accrued expenses of $17,918 and an increase in deferred revenue of $13,000. Increases in inventory of $84,448 and accounts payable of $97,612, were related to increased inventory levels, and the $393,766 increase in accounts receivable and $32,588 change in allowance accounts were due to increased sales in March 2002. Cash flows used in investing activities of $101,073 was primarily the result of the purchase of equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

ACCOUNTING STATEMENTS

     In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long- Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long- lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, we do not believe adoption of this standard will have a material effect on our financial statements.

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

                               SIMTEK CORPORATION


ITEM 3: CONTROLS AND PROCEDURES

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

Item 3.   Defaults upon Senior Securities - None

Item 4.   Matters Submitted to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits - 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley ACT of 2002

          (b) Reports on Form 8-K - Form 8-K filed March 27, 2003 - Press Release "Simtek Reports 2002 Fourth Quarter and Year End Financial Results"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMTEK CORPORATION
                                      (Registrant)



May 14, 2003                          By  /s/Douglas Mitchell
                                        ----------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            And Chief Financial Officer (acting)

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

      Date: May 14, 2003
                                         /s/Douglas Mitchell
                                        ----------------------------------------
                                        Douglas Mitchell
                                        Chief Executive Officer, President and
                                        Chief Financial Officer (acting)