Form 10QSB
period 2003-06-30
SIMTEK CORP
filed 2003-08-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2003

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Class                                             Outstanding at August 11, 2003
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                             54,489,773

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 2003

PART 1. FINANCIAL INFORMATION

   ITEM 1                                                                   Page
                                                                            ----

            Consolidated Balance Sheets as of June 30, 2003 and
            December 31, 2002                                                 3

            Consolidated Statements of Operations for the three months
            and six months ended June 30, 2003 and 2002                       4

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 2003 and 2002                               5

            Notes to Consolidated Financial Statements                      6-8

   ITEM 2   Management's Discussion and Analysis of Results of
            Operations and Financial Condition                              9-16

   ITEM 3   Controls and Procedures                                          17

PART II. OTHER INFORMATION

   ITEM 1   Legal Proceedings                                                18

   ITEM 2   Changes in Securities                                            18

   ITEM 3   Defaults upon Senior Securities                                  18

   ITEM 4   Matters Submitted to a Vote of Securities Holders                18

   ITEM 5   Other Information                                                18

   ITEM 6   Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                   19


                                              SIMTEK CORPORATION

                                                BALANCE SHEETS

              ASSETS
              ------                                                         June 30, 2003    December 31, 2002
                                                                             -------------    -----------------
                                                                              (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................  $  2,325,672        $  3,127,732
   Certificate of deposit, restricted......................................       300,000             300,000
   Accounts receivable - trade, net........................................     2,006,224           2,309,965
   Inventory, net .........................................................     1,590,810           1,608,242
   Prepaid expenses and other..............................................       135,719             239,507
                                                                             ------------        ------------
       Total current assets................................................     6,358,425           7,585,446

EQUIPMENT AND FURNITURE, net...............................................       934,090             725,888
DEFERRED FINANCING COSTS...................................................        99,579             107,877
OTHER ASSETS...............................................................        70,800              87,839
                                                                             ------------        ------------

TOTAL ASSETS...............................................................  $  7,462,894        $  8,507,050
                                                                             ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable .......................................................  $  1,240,477        $  1,087,947
   Accrued expenses........................................................       389,027             313,460
   Accrued wages...........................................................       106,840              26,830
   Accrued vacation payable................................................       218,710             155,633
   Debentures..............................................................     3,000,000                   -
   Deferred Revenue........................................................            -               40,500
   Obligation under capital leases.........................................       161,438             132,485
                                                                             ------------        ------------
       Total current liabilities...........................................     5,116,492           1,756,855

NOTES PAYABLE..............................................................        10,000              10,000
DEBENTURES.................................................................             -           3,000,000
OBLIGATION UNDER CAPITAL LEASES............................................       114,638              76,512
                                                                             ------------        ------------
       Total liabilities...................................................     5,241,130           4,843,367

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................             -                   -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,461,023 and 54,382,273 shares issued and outstanding
       at June 30, 2003 and December 31, 2002, respectively................       544,611             543,823
   Additional paid-in capital..............................................    37,605,557          37,594,875
       Treasury Stock......................................................       (12,504)            (12,504)
   Accumulated deficit.....................................................   (35,915,900)        (34,462,511)
                                                                             ------------        ------------
   Shareholder's equity....................................................     2,221,764           3,663,683
                                                                             ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................  $  7,462,894        $  8,507,050
                                                                             ============        ============

                The accompanying notes are an integral part of these financial statements.

                                                       SIMTEK CORPORATION

                                                    STATEMENTS OF OPERATIONS
                                                          (unaudited)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                             -------------------------------         -----------------------------
                                                                  2003              2002                  2003             2002
                                                                  ----              ----                  ----             ----
NET SALES..................................................  $  3,419,971      $  3,550,433          $  7,355,100     $  7,523,734

     Cost of  sales........................................     2,433,655         2,062,433             4,920,526        4,617,150
                                                             ------------      ------------          ------------     ------------

GROSS MARGIN...............................................       986,316         1,488,000             2,434,574        2,906,584

OPERATING EXPENSES:
     Design, research and development......................     1,225,502         1,276,744             2,483,142        2,270,118
     Administrative........................................       204,022           185,176               475,899          393,396
     Marketing.............................................       395,444           434,583               820,327          905,516
                                                             ------------      ------------          ------------     ------------

         Total Operating Expenses..........................     1,824,968         1,896,503             3,779,368        3,569,030

NET LOSS FROM OPERATIONS...................................      (838,652)         (408,503)           (1,344,794)        (662,446)
                                                             ------------      ------------          ------------     ------------

OTHER INCOME (EXPENSE):
     Interest income.......................................         7,809             7,344                17,435           14,607
     Interest expense......................................       (63,591)          (10,498)             (124,637)         (18,985)
     Other income (expense), net...........................          (943)              (81)               (1,393)            (542)
                                                             ------------      ------------          ------------     ------------

         Total other income (expense)......................       (56,725)           (3,235)             (108,595)          (4,920)
                                                             ------------      ------------          ------------     ------------

NET LOSS BEFORE TAXES......................................      (895,377)         (411,738)           (1,453,389)        (667,366)

     Provision for income taxes............................             -                 -                     -                -
                                                             ------------      ------------          ------------     ------------

NET LOSS...................................................  $   (895,377)     $   (411,738)         $ (1,453,389)    $   (667,366)
                                                             ============      ============          ============     ============

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS.................................  $       (.02)     $       (.01)         $       (.03)    $       (.01)
                                                             ============      ============          ============     ============
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic and diluted.....................................    54,446,394        54,159,383            54,440,139       54,114,604




                         The accompanying notes are an integral part of these financial statements.


                                                       SIMTEK CORPORATION

                                                    STATEMENTS OF CASH FLOWS
                                                           (unaudited)

                                                                                    Six Months Ended June 30,
                                                                              -----------------------------------
                                                                                   2003                  2002
                                                                                   ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  ..........................................................     $ (1,453,389)         $   (667,366)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................          245,575               225,317
           Net change in allowance accounts..............................            1,805               (22,915)
           Deferred financing fees.......................................            8,298               (29,700)
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................          313,731              (133,789)
               Inventory.................................................            2,451              (501,504)
               Prepaid expenses and other ...............................          103,737               (16,519)
           Increase (decrease) in:
               Accounts payable..........................................          152,530               469,306
               Accrued expenses..........................................          188,765               (28,293)
               Deferred revenue..........................................          (40,500)                2,500
               Customer deposits.........................................           33,075                     -
                                                                              ------------          ------------
     Net cash used in operating activities...............................         (443,922)             (702,963)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................         (292,527)             (145,980)
                                                                              ------------          ------------
     Net cash used in investing activities...............................         (292,527)             (145,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit.....................                -               150,000
     Payments on notes payable and lines of credit.......................                -              (159,899)
     Payments on capital lease obligation................................          (77,081)              (61,348)
     Exercise of stock options...........................................           11,470                19,485
                                                                              ------------          ------------
     Net cash used in by financing activities............................          (65,611)              (51,762)
                                                                              ------------          ------------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................................................         (802,060)             (900,705)
                                                                              ------------          ------------

CASH AND CASH EQUIVALENTS, beginning of period...........................        3,127,732             2,075,704
                                                                              ------------          ------------

CASH AND CASH EQUIVALENTS, end of period.................................     $  2,325,672          $  1,174,999
                                                                              ============          ============
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables andcapital leases............     $    144,160          $     88,457
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


2.   LINE OF CREDIT:

     In April 2003, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit in the amount of $250,000.


3. CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received $3,000,000 in a financing transaction with Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Renaissance has exercised its right to appoint one member to the Simtek Board of Directors. Mr. Robert Pearson was appointed to Simtek's board of directors on July 25, 2002. At June 30, 2003, the Company was in non-compliance of certain covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through October 1, 2003 with respect to such covenants. The Company is attempting to reach compliance with the stipulated covenant requirements by the end of the waiver period, but cannot be sure that it will achieve such compliance. Therefore, the Company has reclassified the note as a current liability as of June 30, 2003. The Company has a long term relationship with Renaissance and believes that it will be able to revise its current covenant requirements prior to October 1, 2003, whereby the loan will not be called on this date. The Company, however, cannot provide assurances that it will be able to meet its covenant requirements by October 1, 2003 or that such covenants will be revised.

4.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months and six months ended June 30, 2003 and 2002 were as follows (as a percentage of semiconductor product sales only):

                          Three Months Ended          Six Months Ended
                               June 30,                   June 30,
                         2003           2002         2003            2002
                         ----           ----         ----            ----

     United States        29%            48%          39%              49%
     Europe               14%            13%          12%              11%
     Far East             52%            30%          43%              29%
     All others            5%             9%           6%              11%
                         ----           ----         ----             ----
                         100%           100%         100%             100%

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                            Three Months Ended                 Six Months Ended
                                                  June 30,                         June 30,
                                       -----------------------------     ----------------------------
                                           2003             2002             2003            2002
                                           ----             ----             ----            ----
     Description
    Net Sales:
       Semiconductor Devices           $ 2,907,713      $ 3,112,363      $ 6,332,296     $ 6,604,905
       Government Contracts                512,258          438,070        1,022,804         918,829
                                       -----------      -----------      -----------     -----------
       Total                           $ 3,419,971      $ 3,550,433      $ 7,355,100     $ 7,523,734

     Net Income (Loss):
       Semiconductor Devices           $  (862,544)    $   (413,459)     $(1,382,230)    $  (696,614)
       Government Contracts                (32,833)           1,721          (71,159)         29,248
                                       -----------     ------------      -----------     -----------
       Total                           $  (895,377)    $   (411,738)     $(1,453,389)    $  (667,366)


                                       June 30, 2003          December 31, 2002
                                       -------------          -----------------
     Total Assets:
       Semiconductor Devices           $ 7,032,168               $ 7,931,831
       Government Contracts                430,726                   575,219
                                       -----------               -----------
       Total                           $ 7,462,894               $ 8,507,050


6.   PRO FORMA STOCK-BASED COMPENSATION DISCLOSURE

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to its employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and EPS would have been adjusted to the pro forma amounts indicated below.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                      Three Months Ended                 Six Months Ended
                                                            June 30,                         June 30,
                                                 -----------------------------     ----------------------------
                                                     2003             2002             2003            2002
                                                     ----             ----             ----            ----
     Net loss as reported                        $  (895,377)    $  (411,738)      $(1,453,389)   $  (667,366)
       Add: stock based compensation
         included in reported net loss                     -               -                 -              -
       Deduct: Stock-based compensation
         cost under SFAS 123                        (135,834)       (155,425)         (271,669)      (310,851)
                                                 -----------     -----------       -----------    -----------

     Pro Forma net loss                          $(1,031,211)    $  (567,163)      $(1,725,058)   $  (978,217)
                                                 ===========     ===========       -----------    -----------

     Pro forma basic and diluted net
      loss per share:
        Pro forma shares used in the
         calculation of pro forma net loss
         per common share basic and diluted       54,446,394      54,159,383        54,440,139     54,114,604

     Reported net loss per common
       share basic and diluted                   $      (.02)    $      (.01)      $      (.03)   $      (.01)
     Pro forma net loss per common
       share basic and diluted                   $      (.02)    $      (.01)      $      (.03)   $      (.02)


                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW

     Beginning in the fourth quarter 2001, the Company began to experience the downturn that has been occurring in the global semiconductor industry since late fourth quarter 2000, which gave rise to declining revenues in 2001 and 2002. The Company has seen an increase in unit shipments for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002. The majority of the increase was for large production orders, with competitive bidding, which resulted in a decrease of average selling prices. The Company's net revenue was $7,355,000 for the first six months of 2003 down from $7,524,000 for the comparable period of 2002. The Company's net revenue was $3,420,000 for the second quarter 2003 down from $3,550,000 for the comparable period of 2002. The decreases in revenues for the three month period ending June 30, 2003 as compared to the three month period ended June 30, 2002 were primarily due to a decrease in demand of our logic products and a reduction of revenue of our high end industrial and military products. The reduction of revenues from our high end industrial and military products was due to a slow-down of production related to military systems. The decrease in revenues for the six month period ending June 30, 2003 as compared to the same period in 2002 was primarily due to lower average selling prices of our commercial nonvolatile semiconductor memory products and a decrease in demand of our logic products.

     The decline in revenue, along with higher manufacturing costs, for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002 had an impact on our profitability. This decline along with research and development costs related to our 1 megabit product development accounted for losses in the three and six month periods ending June 30, 2003.


RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the Company's net revenues by product markets for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                      Three Months Ended                Six Months Ended
                                           June 30,                         June 30,
                                 2003       2002    Variance       2003       2002      Variance
                                 ----       ----    --------       ----       ----      --------
     Commercial                 $2,509     $2,379    $  130       $5,101     $5,198     $  (97)
     High-end industrial and
       military                 $  203     $  433    $ (230)      $  816     $  810     $    6
     Logic products             $  196     $  300    $ (104)      $  415     $  597     $ (182)
                                ------     ------    -------      ------     ------     --------

     Total Semiconductor
       Revenue                  $2,908     $3,112    $ (204)      $6,332     $6,605     $ (273)


     Commercial revenues increased by $130,000 for the three months ended June 30, 2003 and decreased by $97,000 for the six months ended June 30, 2003 period when compared to the comparable periods in 2002. The increases for the three month periods were due to an increase in unit demand of our commercial nonvolatile semiconductor memory products. The $97,000 decrease for the six month period was due primarily to a decrease in average selling prices of our commercial nonvolatile semiconductor memory products.

                               SIMTEK CORPORATION



     High-end industrial and military product revenues accounted for a decrease of $230,000 for the three months ended June 30, 2003 and an increase of $6,000 for the six months ended June 30, 2003 as compared to the previous periods in 2002. The decrease for the three month period was due primarily to a slow-down of production related to military contracts.

     Revenues from our logic products decreased by $104,000 and $182,000 for the three and six months ended 2003 as compared to 2002, respectively. The decreases were due to a reduction in demand for this product and the Company's decision to eliminate this product line effective December 31, 2003.

     Two distributors and two direct customers accounted for approximately 59% of the Company's semiconductor devices product sales for the quarter ended June 30, 2003. Products sold to distributors are re-sold to various end customers.


     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $2,163,000 and $4,407,000 for the three and six months ended June 30, 2003 as compared with the $1,890,000 and $4,217,000 for the three and six months ended June 30, 2002. These costs reflect an approximate 13% and 6% decrease in gross margin percentages for the second quarter and six months ended June 30, 2003 as compared to the second quarter and six months ended June 30, 2002. Actual gross margin percentages for the second quarter and six month periods ending June 30, 2003 were 26% and 30%, respectively. The decrease in gross margin percentages for the three month period was due to both a decrease in sales of our high end industrial and military products and to higher manufacturing costs of our commercial products attributed to poor production yields at Chartered Semiconductor's wafer fabrication facility #1. The decrease in gross margin percentages for the six month period was also affected by decreased average selling prices.

     During the first six months of 2003, the Company purchased wafers built on
0.8 micron technology from Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and
0.35 micron wafers purchased from Chartered.

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

                               SIMTEK CORPORATION


2003 by offering opportunities to purchase their life- time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.


     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on the installation of our process at Anam Semiconductor for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the second quarter 2003, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company is anticipating samples during the third quarter of 2003.

     Total research and development expenses related to the semiconductor portion of the Company's business were $1,050,000 and $2,120,000 for the three and six months ended June 30, 2003 compared to $1,105,000 and $1,965,000 for the three and six months ended June 30, 2002.

     The $55,000 decrease for the three month period was related to the net between increases in payroll and payroll overhead costs of $136,000, equipment leases, maintenance agreements for software and depreciation of $62,000, and miscellaneous other expenses of $8,000 and reductions in contract engineering services of $28,000, and new product development costs of $233,000. The increase of $155,000 for the six month period was related to the net between increases in payroll and payroll costs of $278,000, equipment leases, maintenance agreements for software and depreciation of $179,000 and reductions in contract engineering services of $42,000, new product development costs of $252,000 and other expenses of $8,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.


     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $184,000 and $409,000 for the three and six months ended June 30, 2003 as compared to the $160,000 and $338,000 for the three and six months ended June 30, 2002.

     The $24,000 and $71,000 increases for the three and six months ended June 30, 2003 compared to June 30, 2002, respectively, were primarily due to an increase in professional services and an increase in payroll costs. Many of these additions were implemented to ensure ongoing compliance with newly enacted regulations resulting from the Sarbanes-Oxley Act.


     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $317,000 and $671,000 for the three and six months ended June 30, 2003 as compared to the $368,000 and $777,000 for the three and six months ended June 30, 2002.

     The $51,000 decrease for the three month period ended June 30, 2003 as compared to June 30, 2002 was due primarily to decreases in payroll and payroll related costs of $20,000, travel of $22,000 and other miscellaneous expenses of $9,000. The decrease of $106,000 for the six month period ended June 30, 2003 as compared to June 30, 2002 was due to decreases in payroll and payroll related costs of $67,000, travel of $29,000 and miscellaneous expenses of $10,000. The

                               SIMTEK CORPORATION


reduction in payroll and payroll related costs was a direct result of reduced headcount. The decrease of travel expenses was due to a reduction in travel within the sales organization.


     TOTAL OTHER INCOME (EXPENSES) - SEMICONDUCTOR DEVICES

     The increases of $53,000 and $104,000 in total other income (expense) for the three and six month period ended June 30, 2003 as compared to June 30, 2002, respectively, was primarily due to an increase in interest expense, offset by an increase in interest income. These increases are a direct result of the $3,000,000 funding the Company received on July 1, 2002.


     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $862,000 and $1,382,000 for the three and six months ended June 30, 2003 as compared to a net loss of $413,000 and $697,000 for the three and six months ended June 30, 2002. The increase in net loss for the three month period was due primarily to decreased sales and decreased gross margin percentages. The increase in net loss for the six month period was due primarily to increased research and development costs, decreased sales and decreased gross margin percentages.


         REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the company's net revenues from its government contracts portion of its business for the three and six months ended June 30, 2003 and 2002 (in thousands):

                                      Three Months Ended                Six Months Ended
                                           June 30,                         June 30,
                                 2003       2002    Variance       2003       2002      Variance
                                 ----       ----    --------       ----       ----      --------
     Government Contracts       $ 512      $ 438    $   74        $1,023     $ 919        $ 104


     The increase of revenue for the three and six month periods ending June 30, 2003 as compared to the same periods in 2002 was the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor increased due to the addition of employees needed for additional contracts.


     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The cost of sales for the government contracts portion of the Company's business was $271,000 and $513,000 for the three and six months ended June 30, 2003 as compared to the $172,000 and $400,000 for the same periods in 2002. This was equivalent to gross margin percentages of 47% and 50% for the three and six months ended June 30, 2003 as compared to gross margin percentages of 61% and 56% for the same periods in 2002. The decreases in gross margin percentages were primarily due to an increase in non direct labor which could not be billed as revenue.


     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $175,000 and $363,000 for the three and six months ended June 30, 2003 compared to $171,000 and $305,000 for the three and six months ended June 30, 2002.

     The $4,000 increase for the three months ended June 30, 2003 as compared to the same period in 2002 was related to a $23,000 decrease in employment related expenses which was offset by an increase of $27,000 in software maintenance contracts. The $58,000 increase for the six month period ending June 30, 2003 as compared to the same period in 2002 was related to a decrease of $5,000 in employment related expenses which was offset by a $63,000 increase in software maintenance contracts.

                               SIMTEK CORPORATION


     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $20,000 and $67,000 for the three and six months ended June 30, 2003 as compared to the $26,000 and $55,000 for the three and six months ended June 30, 2002.

     The $6,000 decrease for the three months ended June 30, 2003 compared to the same period in 2002 was primarily due to a decrease in outside consulting work. The increase of $12,000 for the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to a $8,000 decrease in outside consulting work which was offset by a $20,000 increase in payroll related expenses.


     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $78,000 and $149,000 for the three and six months ended June 30, 2003 as compared to the $67,000 and $128,000 for the three and six months ended June 30, 2002.

     The increases of $11,000 and $21,000 for the three and six month periods ended June 30, 2003 as compared to June 30, 2002 were primarily due to increased bid and proposal activities.


     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net loss of $33,000 and $71,000 for the three and six months ended June 30, 2003 as compared to a net income of $2,000 and $29,000 for the three and six months ended June 30, 2002. The decreases in net income were primarily due to indirect overhead costs that could not be billed to specific government contracts.


FUTURE RESULTS OF OPERATIONS

     The Company's ability to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. The Company is also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.

     The Company is continuing its co-development program with Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static RAM memories, for stand alone and embedded products. The Company's current schedule is to have samples of a 1 megabit 3.0 volt nonvolatile semiconductor memory available during the third quarter of 2003.

     As of June 30, 2003, the Company had a backlog of unshipped customer orders of approximately $1,754,000 expected to be filled by December 31, 2003. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

                               SIMTEK CORPORATION


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

     United Microelectronics and Chartered provide silicon wafers for the Company's programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, the Company received notification from United Microelectronics that they will be unable to supply us with logic wafers after August 2003. The Company plans to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life- time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.


LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, the Company had net working capital of $1,241,933 as compared to a net working capital of $3,028,618 as of June 30, 2002.

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. At June 30, 2003, the Company was in non-compliance of certain covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through October 1, 2003 with respect to such covenants. The Company is attempting to reach compliance with the stipulated covenant requirements by the end of the waiver period, but cannot be sure that it will achieve such compliance. Therefore, the Company has reclassified the note as a current liability as of June 30, 2003. The Company has a long term relationship with Renaissance and believes that it will be able to revise its current covenant requirements prior to October 1, 2003, whereby the loan will not be called on this date. The Company, however, cannot provide assurances that it will be able to meet its covenant requirements by October 1, 2003 or that such covenants will be revised.

     The change in cash flows for the six months ended June 30, 2003 provided by operating activities was primarily a result of a net loss of $1,453,389, which is offset by $245,575 in depreciation and amortization, decreases in accounts receivable, inventory, prepaid expenses and deferred revenue of $313,731, $2,451, $103,737 and $40,500, respectively and increases in accounts payable, accrued expenses and customer deposits of $152,530, $188,765 and $33,075, respectively. The decrease of $313,731 in accounts receivable was directly related to certain customers paying invoices within the Company's terms at the end of second quarter 2003. The increases in accounts payable of $152,530 was primarily due to the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable and accrued wages. These increases have occurred due to certain employees foregoing their vacation time until later in 2003. The change in cash flows used in investing activities of $292,527 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows used in financing activities of $65,611 were due primarily to payments on a capital lease obligation.

     The change in cash flows for the six months ended June 30, 2002 used in operating activities was primarily a result of a net loss of $667,366, which is offset by $225,317 in depreciation and amortization, a decrease in accrued expenses of $28,293, increases in accounts receivable, allowance accounts, deferred financing fees, prepaid expenses and other and deferred revenue of

                               SIMTEK CORPORATION


$133,789, $22,915, $29,700, $16,519 and $2,500, respectively. Increases in inventory and accounts payable of $501,504 and $469,306, respectively, are directly related to each other. The change in cash flows used in investing activities of $145,980 were primarily due to the purchase of equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.


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

                               SIMTEK CORPORATION


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

                               SIMTEK CORPORATION


ITEM 3: CONTROLS AND PROCEDURES
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2003, the end of the period covered by this report (the "Evaluation Date"), concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

(b)  Changes in internal controls.

During the period covered by this report, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Matters Submitted to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b) Reports on Form 8-K - Form 8-K filed May 15, 2003 - Press Release "Simtek Reports First Quarter 2003 Financial Results"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMTEK CORPORATION
                                      (Registrant)



August 13, 2003                       By  /s/Douglas Mitchell
                                        ----------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (Acting)