Form 10QSB
period 2003-09-30
SIMTEK CORP
filed 2003-11-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2003

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Class                                           Outstanding at November 11, 2003
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            56,666,715

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 2003

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----

              Consolidated Balance Sheets as of September 30, 2003 and
              December 31, 2002                                               3

              Consolidated Statements of Operations for the three
              months and nine months ended September 30, 2003
              and 2002                                                        4

              Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2003 and 2002                        5

              Notes to Consolidated Financial Statements                    6-8

     ITEM 2

              Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            9-16

     ITEM 3   Controls and Procedures                                        17

PART II. OTHER INFORMATION

     ITEM 1   Legal Proceedings                                              18

     ITEM 2   Changes in Securities                                          18

     ITEM 3   Defaults upon Senior Securities                                18

     ITEM 4   Matters Submitted to a Vote of Securities Holders              18

     ITEM 5   Other Information                                              18

     ITEM 6   Exhibits and Reports on Form 8-K                             18-19

SIGNATURES                                                                   20


                                                SIMTEK CORPORATION

                                                  BALANCE SHEETS

              ASSETS
                                                                                 September 30, 2003     December 31, 2002
                                                                                -------------------     -----------------
                                                                                     (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................        $  1,769,200            $  3,127,732
   Certificate of deposit, restricted......................................             300,000                 300,000
   Accounts receivable - trade, net........................................           1,637,304               2,309,965
   Inventory, net .........................................................           1,752,275               1,608,242
   Prepaid expenses and other..............................................             130,776                 239,507
                                                                                   ------------------------------------
       Total current assets................................................           5,589,555               7,585,446

EQUIPMENT AND FURNITURE, net...............................................             930,277                 725,888
DEFERRED FINANCING COSTS...................................................              95,429                 107,877
OTHER ASSETS...............................................................              64,545                  87,839
                                                                                   ------------------------------------

TOTAL ASSETS...............................................................        $  6,679,806            $  8,507,050
                                                                                   ====================================

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable .......................................................        $    697,596            $  1,087,947
   Accrued expenses........................................................             384,829                 313,460
   Accrued wages...........................................................              73,692                  26,830
   Accrued vacation payable................................................             189,920                 155,633
   Debentures..............................................................           3,000,000                       -
   Line of Credit..........................................................             250,000                       -
   Deferred Revenue........................................................                  -                   40,500
   Obligation under capital leases.........................................             152,668                 132,485
                                                                                   ------------------------------------
       Total current liabilities...........................................           4,748,705               1,756,855

NOTES PAYABLE..............................................................               5,000                  10,000
DEBENTURES.................................................................                   -               3,000,000
OBLIGATION UNDER CAPITAL LEASES............................................              78,245                  76,512
                                                                                   ------------------------------------
       Total liabilities...................................................           4,831,950               4,843,367

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding .........................                  -                       -
   Common stock, $.01 par value, 80,000,000 shares authorized,
       54,918,209 and 54,382,273 shares issued and outstanding
       at September 30, 2003 and December 31, 2002, respectively...........             549,182                 543,823
   Additional paid-in capital..............................................          37,740,219              37,594,875
       Treasury Stock......................................................             (12,504)                (12,504)
   Accumulated deficit.....................................................         (36,429,041)            (34,462,511)
                                                                                   -------------------------------------
   Shareholder's equity....................................................           1,847,856               3,663,683
                                                                                   ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................................        $  6,679,806             $ 8,507,050
                                                                                   ====================================


                    The accompanying notes are an integral part of these financial statements.

                                                          SIMTEK CORPORATION

                                                       STATEMENTS OF OPERATIONS
                                                              (unaudited)


                                                           Three Months Ended September 30,          Nine Months Ended September 30,
                                                           --------------------------------          -------------------------------
                                                                2003              2002                   2003             2002
                                                                ----              ----                   ----             ----
NET SALES............................................       $ 3,422,039       $ 3,146,887             $10,777,139      $10,670,620

     Cost of  sales..................................         2,303,117         1,620,408               7,223,644        6,237,559
                                                            ----------------------------------------------------------------------

GROSS MARGIN.........................................         1,118,922         1,526,479               3,553,495        4,433,061

OPERATING EXPENSES:
     Design, research and development................           985,755           980,108               3,468,898        3,250,226
     Administrative..................................           216,749           188,304                 692,647          581,700
     Marketing.......................................           380,105           353,000               1,200,432        1,258,517
                                                            ----------------------------------------------------------------------

         Total Operating Expenses....................         1,582,609         1,521,412               5,361,977        5,090,443

NET LOSS FROM OPERATIONS.............................          (463,687)            5,067              (1,808,482)        (657,382)
                                                            -----------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income.................................             5,177            16,443                  22,613           31,051
     Interest expense................................           (64,724)          (64,332)               (189,360)         (83,317)
     Other income (expense), net.....................            10,092               (24)                  8,699             (566)
                                                            -----------------------------------------------------------------------

         Total other income (expense)................           (49,455)          (47,913)               (158,048)         (52,832)
                                                            ------------------------------------------------------------------------

LOSS BEFORE TAXES....................................          (513,142)          (42,846)             (1,966,530)        (710,214)

     Provision for income taxes......................                 -                 -                       -                -
                                                            -----------------------------------------------------------------------

NET LOSS.............................................       $  (513,142)      $   (42,846)          $  (1,966,530)     $  (710,214)
                                                            =======================================================================

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS..........................        $      (.01)      $         *            $       (.04)     $      (.01)
                                                            =======================================================================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING:
     Basic and diluted...............................        54,648,069        54,203,686              54,510,142       54,114,625

* Less Than $.01 per share




                    The accompanying notes are an integral part of these financial statements.


                                              SIMTEK CORPORATION
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                           STATEMENTS OF CASH FLOWS
                                                  (unaudited)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2003                   2002
                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss............................................................        $(1,966,530)          $  (710,214)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................            361,271               314,347
           Net change in allowance accounts..............................                988               (40,087)
           Deferred financing fees.......................................             12,447                 4,149
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................            692,510              (139,244)
               Inventory.................................................           (166,239)             (357,698)
               Prepaid expenses and other ...............................            113,320                (4,469)
           Increase (decrease) in:
               Accounts payable..........................................           (390,351)             (581,027)
               Accrued expenses..........................................            137,878              (101,263)
               Deferred revenue..........................................            (40,500)                2,500
                                                                                 ---------------------------------
     Net cash used in operating activities...............................         (1,245,206)           (1,613,006)
                                                                                 ---------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................           (402,795)             (123,132)
                                                                                 ---------------------------------
     Net cash used in investing activities...............................           (402,795)             (123,132)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit.....................            250,000                     -
     Payments on notes payable and lines of credit.......................                (47)             (109,976)
     Payments on capital lease obligation................................           (111,187)              (92,897)
     Convertible debentures net of deferred financing fees...............                  -             2,883,825
     Exercise of stock options...........................................            150,703                50,846
                                                                                 ---------------------------------
     Net cash provided by financing activities...........................            289,469             2,731,798
                                                                                 ---------------------------------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................................................         (1,358,532)              955,660
                                                                                 ---------------------------------

CASH AND CASH EQUIVALENTS, beginning of period...........................          3,127,732             2,075,704
                                                                                 ---------------------------------

CASH AND CASH EQUIVALENTS, end of period.................................        $ 1,769,200           $ 3,071,364
                                                                                 =================================
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases                   $   144,160           $    88,457
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

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                   ----------------------------          -----------------------------
                                                        2003           2002                  2003             2002
                                                        ----           ----                  ----             ----
     Net loss as reported                          $  (513,142)    $   (42,846)          $(1,966,530)     $  (710,214)
       Add: stock based compensation
       included in reported net loss                         -               -                     -                -
       Deduct: Stock-based compensation
       cost under SFAS 123                            (137,232)       (155,425)             (407,503)        (466,276)
                                                   ---------------------------           ----------------------------

     Pro Forma net loss                            $  (650,374)    $  (198,271)          $(2,374,033)     $(1,176,490)
                                                   ===========================           ----------------------------

       Pro forma basic and diluted net
       loss per share:
       Pro forma shares used in the
       calculation of pro forma net loss
       per common share basic and diluted           54,648,069      54,203,686            54,510,142       54,114,625

       Reported net loss per common
       share basic and diluted                     $      (.01)    $         *           $      (.04)     $      (.01)
       Pro forma net loss per common
       share basic and diluted                     $      (.01)    $         *           $      (.04)     $      (.02)

* Less Than $.01 per share


2.   LINE OF CREDIT:

     In April 2003, Simtek Corporation ("Simtek" or the "Company") renewed its revolving line of credit in the amount of $250,000. As of September 30, 2003, the Company owed $250,000 on this line of credit.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received $3,000,000 in a financing transaction with Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Renaissance has exercised its right to appoint one member to the Simtek Board of Directors. Mr. Robert Pearson was appointed to Simtek's board of directors on July 25, 2002. At September 30, 2003, the Company was in non-compliance of two of the covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through December 31, 2004 for one of the covenants and a modification to the loan agreement of the other covenant. The waiver and modification are effective through December 31, 2004. The Company is currently in compliance with the modification, however the Company cannot predict with certainty it will remain in compliance. Therefore, the Company is showing the note as a current liability as of September 30, 2003.


4.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months and nine months ended September 30, 2003 and 2002 were as follows (as a percentage of semiconductor product sales only):

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                           -------------------            --------------------
                           2003           2002            2003            2002
                           ----           ----            ----            ----

     United States          34%            68%             37%             55%
     Europe                 11%            11%             12%             11%
     Far East               50%            16%             45%             25%
     All others              5%             5%              6%              9%
                           ----           ----            ----            ----
                           100%           100%            100%            100%
                           ====           ====            ====            ====


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



                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                            Three Months Ended                   Nine Months Ended
                                               September 30,                       September 30,
                                       -----------------------------       ------------------------------
                                           2003            2002                2003              2002
                                           ----            ----                ----              ----
     Description

     Net Sales:
       Semiconductor Devices           $ 2,858,818      $ 2,672,724        $  9,191,114      $  9,277,628
       Government Contracts                563,221          474,163           1,586,025         1,392,992
                                       -----------      -----------        ------------      ------------
       Total                           $ 3,422,039      $ 3,146,887        $ 10,777,139      $ 10,670,620

     Net Income (Loss):
       Semiconductor Devices           $  (530,570)     $  (103,974)       $ (1,912,800)     $   (800,590)
       Government Contracts                 17,428           61,128             (53,730)           90,376
                                       -----------      -----------        ------------      ------------
       Total                           $  (513,142)     $   (42,846)       $ (1,966,530)     $   (710,214)
                                       ===========      ===========        ============      ============


                                       September 30, 2003    December 31, 2002
                                       ------------------    -----------------
     Total Assets:
       Semiconductor Devices              $ 6,217,939           $ 7,931,831
       Government Contracts                   461,867               575,219
                                          -----------           -----------
       Total                              $ 6,679,806           $ 8,507,050
                                          ===========           ===========


6. On November 7, 2003, the Company closed a $1,500,000 equity financing with BFSUS Special Opportunities Trust Plc, Renaissance US Growth & Investment Trust Plc and Renaissance Capital Growth & Income Fund III, Inc (collectively, "Renaissance"). In exchange for the $1,500,000, the Company issued 550,661 shares of its common stock to each of the three investment funds. The purchase price was based on the average closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

                               SIMTEK CORPORATION



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Beginning in the fourth quarter 2001, the Company began to experience the downturn that has been occurring in the global semiconductor industry since late fourth quarter 2000, which gave rise to declining revenues in 2001 and 2002. The Company has seen an increase in unit shipments of its commercial products for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002. The majority of the increase was for large production orders, with competitive bidding, which resulted in a decrease of average selling prices. The Company's net revenue was $10,777,000 for the first nine months of 2003 up from $10,671,000 for the comparable period of 2002. The Company's net revenue was $3,422,000 for the third quarter 2003 up from $3,147,000 for the comparable period of 2002. The increases in revenues for the three and nine month period ending September 30, 2003 as compared to the three and nine month period ended September 30, 2002 were primarily due to an increase in demand of our commercial products, an increase in the government contract portion of the Company's business and a reduction of revenue of our logic and high end industrial and military products. The reduction of revenues from our high end industrial and military products was due to a slow-down of production related to military systems. The reduction of revenues from our logic products was primarily due to the Company phasing out of this product line by December 31, 2003.

     The reduction in revenue of our high-end industrial and military products for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002 had an impact on our profitability. This reduction along with increased administrative costs and research and development costs accounted for losses in the nine month period ending September 30, 2003.

RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the Company's net revenues by product markets for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,
                                   2003         2002      Variance           2003         2002      Variance
                                   ----         ----      --------           ----         ----      --------

     Commercial                   $2,243       $1,359      $ 884            $7,344       $6,557       $ 787
     High-end industrial and
       military                   $  424       $1,052      $(628)           $1,240       $1,862       $(622)
     Logic products               $  192       $  262      $ (70)           $  607       $  859       $(252)
                                  ------       ------      -----            ------       ------       -----

     Total Semiconductor
       Revenue                    $2,859       $2,673      $ 186            $9,191       $9,278       $ (87)
                                  ======       ======      =====            ======       ======       =====

     Commercial revenues increased by $884,000 and $787,000 for the three and nine months ended September 30, 2003 when compared to the comparable periods in 2002. The increases for the three and nine month periods were due to an increase in unit demand of our commercial nonvolatile semiconductor memory products.

                               SIMTEK CORPORATION


     High-end industrial and military product revenues accounted for a decrease of $628,000 and $622,000 for the three and nine months ended September as compared to the previous periods in 2002. The decrease for the three and nine month period was due primarily to a slow-down of production related to military contracts.

     Revenues from our logic products decreased by $70,000 and $252,000 for the three and nine months ended 2003 as compared to 2002, respectively. The decreases were due to a reduction in demand for this product and the Company's decision to eliminate this product line effective December 31, 2003.

     Two distributors accounted for approximately 34% of the Company's semiconductor devices product sales for the quarter ended September 30, 2003. Products sold to distributors are re-sold to various end customers.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $1,984,000 and $6,391,000 for the three and nine months ended September 30, 2003 as compared with the $1,391,000 and $5,608,000 for the three and nine months ended September 30, 2002. These costs reflect an approximate 17% and 9% decrease in gross margin percentages for the third quarter and nine months ended September 30, 2003 as compared to the third quarter and nine months ended September 30, 2002. Actual gross margin percentages for the third quarter and nine month periods ending September 30, 2003 were 31% and 30%, respectively. The decrease in gross margin percentages for the three and nine month period was due to a decrease in sales of our high-end industrial and military products and to lower average selling prices of our commercial products. The lower average selling prices were primarily due to increased price competition from our competitors.

     During the first nine months of 2003, the Company purchased wafers built on
0.8 micron technology from Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of the Company's logic products were supported with 0.5 micron wafers purchased from United Microelectronics Corp. ("UMC") of Taiwan and
0.35 micron wafers purchased from Chartered.

     In February 2003, the Company received notification from Chartered that it will close its wafer fabrication facility #1 by March 2004. The memory wafers purchased from Chartered are manufactured in facility #1. The Company and Chartered are in the process of transferring the manufacturing of our memory wafers to Chartered's manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed in time to provide an uninterrupted supply of the Company's current
0.8 micron family of nonvolatile Static Random Access memory products. This would avoid any material impact on its ability to support customers. If the Company and Chartered cannot complete the transfer of manufacturing into facility #2 or if the Company cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     United Microelectronics and Chartered provide silicon wafers for the Company's programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, the Company received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. The Company plans to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.

                               SIMTEK CORPORATION


     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on the installation of our process at Anam Semiconductor for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the second quarter 2003, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company began shipping samples of its 1 megabit 3 volt nonvolatile semiconductor memory during the third quarter of 2003. As of October 27, 2003, the Company had shipped samples to 54 different customers.

     Total research and development expenses related to the semiconductor portion of the Company's business were $917,000 and $3,037,000 for the three and nine months ended September 30, 2003 compared to $890,000 and $2,855,000 for the three and nine months ended September 30, 2002.

     The $27,000 increase for the three month period was related to decreases in contract labor and professional services of $102,000 and supplies and travel of $11,000. These decreases were offset with increases of $119,000 in payroll and overhead costs, $14,000 in product development and qualification costs and a $7,000 increase in software leases and maintenance contacts. The increase of $182,000 for the nine month period was related to the difference between increases in payroll and payroll costs of $398,000, equipment leases, maintenance agreements for software and depreciation of $186,000 and reductions in contract engineering services and professional services of $142,000, new product development costs of $233,000 and other expenses of $27,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $170,000 and $579,000 for the three and nine months ended September 30, 2003 as compared to the $162,000 and $501,000 for the three and nine months ended September 30, 2002.

     The $8,000 and $78,000 increases for the three and nine months ended September 30, 2003 compared to September 30, 2002, respectively, were primarily due to an increase in professional services and an increase in payroll costs. Many of these additions were implemented to ensure ongoing compliance with newly enacted regulations resulting from the Sarbanes-Oxley Act.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $270,000 and $941,000 for the three and nine months ended September 30, 2003 as compared to the $286,000 and $1,063,000 for the three and nine months ended September 30, 2002.

     The $16,000 decrease for the three month period ended September 30, 2003 as compared to September 30, 2002 was due primarily to decreases of $30,000 in payroll and payroll related costs. The decreases were offset by increases of $9,000 in advertising expenses and $5,000 in other miscellaneous expenses. The decrease of $122,000 for the nine month period ended September 30, 2003 as compared to September 30, 2002 was due to decreases in payroll and payroll related costs of $93,000, travel of $27,000 and miscellaneous expenses of $2,000. The reduction in payroll and payroll related costs was a direct result of reduced headcount. The decrease of travel expenses was due to a reduction in travel within the sales organization.

                               SIMTEK CORPORATION



     TOTAL OTHER INCOME (EXPENSES) - SEMICONDUCTOR DEVICES

     The increases of $2,000 and $105,000 in total other income (expense) for the three and nine month period ended September 30, 2003 as compared to September 30, 2002, respectively, were primarily due to an increase in interest expense, offset by an increase in interest income. These increases are a direct result of the $3,000,000 funding the Company received on July 1, 2002.

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $530,000 and $1,913,000 for the three and nine months ended September 30, 2003 as compared to a net loss of $104,000 and $801,000 for the three and nine months ended September 30, 2002. The increase in net loss for the three month period was due primarily to decreased gross margin percentages. The increase in net loss for the nine month period was due primarily to decreased gross margin percentages, increased operating expenses and increased other income (expenses).

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the company's net revenues from its government contracts portion of its business for the three and nine months ended September 30, 2003 and 2002 (in thousands):

                                         Three Months Ended                         Nine Months Ended
                                            September 30,                             September 30,
                                   2003         2002      Variance           2003         2002      Variance
                                   ----         ----      --------           ----         ----      --------
     Government Contracts         $563         $474         $ 89            $1,586       $1,393       $193

     The increase of revenue for the three and nine month periods ending September 30, 2003 as compared to the same periods in 2002 was the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor costs increased due to the addition of employees needed for additional contracts.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The cost of sales for the government contracts portion of the Company's business was $319,000 and $833,000 for the three and nine months ended September 30, 2003 as compared to the $229,000 and $629,000 for the same periods in 2002. This was equivalent to gross margin percentages of 43% and 47% for the three and nine months ended September 30, 2003 as compared to gross margin percentages of 52% and 55% for the same periods in 2002. The decreases in gross margin percentages were primarily due to an increase in non direct labor which could not be billed as revenue.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $69,000 and $432,000 for the three and nine months ended September 30, 2003 compared to $90,000 and $395,000 for the three and nine months ended September 30, 2002.

     The $21,000 decrease for the three months ended September 30, 2003 as compared to the same period in 2002 was related to a $27,000 decrease in employment related expenses which was offset by an increase of $6,000 in software maintenance contracts, equipment leases and depreciation. The $37,000 increase for the nine month period ending September 30, 2003 as compared to the same period in 2002 was related to a decrease of $37,000 in employment related expenses which was offset by a $74,000 increase in software maintenance contracts.

                               SIMTEK CORPORATION


     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $47,000 and $114,000 for the three and nine months ended September 30, 2003 as compared to the $26,000 and $81,000 for the three and nine months ended September 30, 2002.

     The $21,000 and $33,000 increases for the three and nine months ended September 30, 2003 compared to the same periods in 2002 was primarily due to a increase in indirect labor expenses.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $110,000 and $259,000 for the three and nine months ended September 30, 2003 as compared to the $67,000 and $196,000 for the three and nine months ended September 30, 2002.

     The increases of $43,000 and $63,000 for the three and nine month periods ended September 30, 2003 as compared to September 30, 2002 were primarily due to increased bid and proposal activities.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded net income of $17,000 and a net loss of $54,000 for the three and nine months ended September 30, 2003 as compared to a net income of $61,000 and $90,000 for the three and nine months ended September 30, 2002. The decreases in net income were primarily due to indirect overhead costs that could not be billed to specific government contracts.

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

     The Company is continuing its co-development program with Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital Complimentary Metal Oxide Semiconductor ("CMOS") fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static RAM memories, for stand alone and embedded products. The Company began shipping samples of a 1 megabit 3.0 volt nonvolatile semiconductor memory during the third quarter of 2003. As of October 27, 2003, the Company had shipped samples to 54 different customers.

     As of September 30, 2003, the Company had a backlog of unshipped customer orders of approximately $2,122,000 expected to be filled by March 31, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     In February 2003, the Company received notification from Chartered that they will close their wafer fabrication facility #1 by March 2004. The memory wafers the Company purchases from Chartered are manufactured in facility #1. The Company and Chartered are in the process of transferring the manufacturing of our memory wafers to Chartered's manufacturing facility #2. Facility #2 is newer

                               SIMTEK CORPORATION


and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed in time to provide an uninterrupted supply of the Company's current 0.8 micron family of nonvolatile Static Random Access memory products. This would avoid any material impact on its ability to support customers. If the Company and Chartered cannot complete the transfer of manufacturing into facility #2 or if the Company cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     United Microelectronics and Chartered provide silicon wafers for the Company's programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, the Company received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. The Company plans to support customers with
0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. After this period, the Company does not plan to support sales of 0.5 micron logic products to the market.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, the Company had net working capital of $840,850 as compared to a net working capital of $6,017,270 as of September 30, 2002.

     On November 7, 2003, the Company closed a $1,500,000 equity financing with BFSUS Special Opportunities Trust Plc, Renaissance US Growth & Investment Trust Plc and Renaissance Capital Growth & Income Fund III, Inc (collectively, "Renaissance"). In exchange for the $1,500,000, the Company issued 550,661 shares of its common stock to each of the three investment funds. The purchase price was based on the average closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance. The $3,000,000 funding consisted of convertible debentures with a 7-year term at a 7.5% per annum interest rate. The debentures are convertible at the option of the holder into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. At September 30, 2003, the Company was in non-compliance of two of the covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through December 31, 2004 for one of the covenants and a modification to the loan agreement of the other covenant. The waiver and modification are effective through December 31, 2004. The Company is currently in compliance with the modification; however the Company cannot predict with certainty it will remain in compliance. Therefore, the Company is showing the $3,000,000 as a current liability as of September 30, 2003.

     The change in cash flows for the nine months ended September 30, 2003 provided by operating activities was primarily a result of a net loss of $1,966,530, which is offset by $361,271 in depreciation and amortization, decreases in accounts receivable, prepaid expenses, accounts payable and deferred revenue of $692,510, $113,320, $390,351 and $40,500, respectively and increases in inventory and accrued expenses of $166,239 and $137,878, respectively. The decrease of $692,510 in accounts receivable was directly related to certain customers paying invoices within the Company's terms at the end of third quarter 2003. The decrease in accounts payable of $390,351 was primarily due to the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable and accrued wages. These increases have occurred due to certain employees foregoing their vacation time until later in 2003. The change in cash flows used in investing activities of $402,795 was primarily due to the purchase of equipment

                               SIMTEK CORPORATION


required to test our nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows provided by financing activities of $289,469 was due to borrowings on a line of credit of $250,000, proceeds of $150,703 for the exercise of stock options by certain employees of the Company less payments on a capital lease obligation of $111,187.

     The change in cash flows for the nine months ended September 30, 2002 used in operating activities was primarily a result of a net loss of $710,214, which is offset by $314,347 in depreciation and amortization, a decrease in accrued expenses of $101,263, increases in accounts receivable, allowance accounts, prepaid expenses and other and deferred revenue of $139,244, $40,087, $4,469, and $2,500, respectively. The $357,698 increase in inventory and the $581,027 decrease of accounts payable are primarily due to the timing of raw materials received within the period. Materials were received and paid for early in the period, but due to soft market demand, have not been fully consumed, resulting in larger inventory levels. The change in cash flows used in investing activities of $123,132 was primarily due to the purchase of equipment required to manufacture our semiconductor devices at Chartered and UMC and hardware and software required for research and development activities. The cash flows provided by financing activities were due primarily to the $3,000,000, net of $116,175 in financing fees, received from Renaissance, borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

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

                               SIMTEK CORPORATION


     In April 2003, the FASB issued Statements of Financial Accounting Standards No. 149, an amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption of SFAS No. 149 will have a material impact on its financial position or results of operations.

     In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

     The FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, in November 2002 and FIN No. 46, Consolidation of variable Interest Entities, in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2002; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on the Company's financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. Management does not believe the adoption of FIN No. 46 will have a material impact on its financial position or results of operations.

                               SIMTEK CORPORATION


ITEM 3: CONTROLS AND PROCEDURES
-------------------------------

(a)  Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2003, the end of the period covered by this report (the "Evaluation Date"), concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by individuals within those entities, particularly during the period in which this quarterly report was being prepared.

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

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities AND Use of Proceeds -

          (a)   None.

          (b)   None.

          (c) Pursuant to a Convertible Loan Agreement, dated as of June 28, 2002, the Company issued convertible debentures to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC on July 1, 2002. The Company received $3,000,000 in funding. The convertible debentures have 7-year terms at a 7.5% per annum interest rate; each fund equally invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into shares of our common stock. The debentures are convertible into the Company's common stock at $0.312 per share. Each purchaser of the debentures was an accredited investor. No general solicitation or advertising occurred and the issuance was exempt from registration pursuant to Section 4(2) of the Securities Act. The Company used the proceeds from this offering for general corporate purposes. Pursuant to the terms of the Convertible Loan Agreement, the Company filed a registration statement on Form SB-2 (SEC File No. 333-104854) on August 27, 2003 with respect to the resale of the common stock into which the debentures are convertible. The Company did not receive any proceeds from such resale Form SB-2 registration statement.

Item 3. Defaults upon Senior Securities - On July 1, 2002, the Company received $3,000,000 in a financing transaction with affiliates of Renaissance Capital of Dallas, Texas ("Renaissance"). The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. At September 30, 2003, the Company was in non-compliance of two of the covenants set forth in the loan agreement. The Company has received a waiver from Renaissance through December 31, 2004 for one of the covenants and a modification to the loan agreement of the other covenant. The waiver and modification are effective through December 31, 2004. The Company is currently in compliance with the modification, however the Company cannot predict with certainty it will remain in compliance. Therefore, the Company is showing the entire $3,000,000 as a current liability as of September 30, 2003.

Item 4.   Matters Submitted to a Vote of Securities Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

             10.24 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC(1)

             10.25        Form of $1.25 Stock Purchase Warrant(1)

                               SIMTEK CORPORATION


             10.26        Form of $1.50 Stock Purchase Warrant(1)

             Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(1) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003.

          (b)  Reports on Form 8-K -

               During the three months ended September 30, 2003, the Company filed the following reports on Form 8-K:

               Form 8-K filed August 14, 2003 - Item 5: Other information:
               "Press Release dated August 14, 2003 Simtek Updates Investors on New 1 MBIT nv SRAM Development", Item 7: Financial Statements and Exhibits and Item 12: Results of Operations and Financial Condition

               Form 8-K filed September 8, 2003 - Item 5: Other information:
               "Press Release dated September 8, 2003 Simtek Moves to Sampling Stage for 1 MegaBit nvSRAM Initial Product Offering"

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SIMTEK CORPORATION
                               (Registrant)



November 13, 2003              By /s/Douglas Mitchell
                                  ----------------------------------------------
                                  DOUGLAS MITCHELL
                                    Chief Executive Officer, President
                                    and Chief Financial Officer (Acting)