Form 10KSB
period 2003-12-31
SIMTEK CORP
filed 2004-03-04
CIK 817516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ------------------------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $14,503,771.

The aggregate market value of the 52,339,923 shares of voting stock held by non-affiliates of the registrant was approximately $97,875,656, based upon the closing sale price of the Common Stock on February 24, 2004 of $1.87 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of February 24, 2004 was 57,060,920.

Transitional Small Business Disclosure Format:  Yes       No   X
                                                    ---       ---

                                                   TABLE OF CONTENTS

PART I

Item 1:        Business........................................................................................   3

Item 2:        Properties......................................................................................  17

Item 3:        Legal Proceedings...............................................................................  17

Item 4:        Matters Submitted to a Vote of Security Holders.................................................  17


PART II

Item 5:        Market for Registrant's Common Stock and Related Security Holder Matters........................  18

Item 6:        Management's Discussion and Analysis of Financial Condition and Results
                  of Operations................................................................................  21

Item 7:        Financial Statements and Supplementary Data.....................................................  34

Item 8:        Changes in and Disagreements with Accountants on Accounting Financial
                  Disclosure...................................................................................  52


PART III

Item 9:        Directors, Executive Officers, Promoters and Control Persons; Compliance
                With Section 16(a) of the Exchange Act.........................................................  53

Item 10:       Executive Compensation..........................................................................  58

Item 11:       Security Ownership of Certain Beneficial Owners and Management..................................  62

Item 12:       Certain Relationships and Related Transactions..................................................  65

PART IV

Item 13:       Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................  66

Item 14:       Principal Accountant Fees and Services..........................................................  67

                                     PART I

ITEM 1:  BUSINESS
-----------------

GENERAL

     We provide integrated circuits to the electronics market for use in a variety of systems, such as computers, copiers, factory controllers, electric meters and military systems. We design, market and sell our products, but we subcontract the majority of our manufacturing requirements. We have designed and developed nonvolatile static random access memory products since we began business operations in May 1987. We have concentrated on the design and development of the 4, 16, 64 and 256 kilobit and 1 megabit nonvolatile static random access memory product families and technologies, distribution channels, and sources of supply, including production at subcontractors. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. Megabits are also a measure of the amount of data that can be stored; there are 1,000 kilobits in a megabit. During 2000, we added the capability to design, develop and produce programmed semiconductor logic products. During 2003, due to adverse market conditions, we determined to no longer offer our programmed semiconductor logic products after December 31, 2003.

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

     As of December 31, 2003, our backlog for released purchase orders was approximately $1,646,000, all of which is expected to ship by June 30, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and, therefore, are not necessarily a measure of future product revenue.

     We are in production of our family of memory products. Our 256 kilobit nonvolatile static random access memory product was qualified by our internal quality organization to the product's data sheet and in accordance with accepted industry standard practices in 1997 for sales into commercial and industrial markets and in 1998 for shipment into the military market. During 2002, we designed and qualified a 3 volt version of our 256 kilobit nonvolatile static random access memory product for sale into commercial and industrial markets. Our 64 kilobit nonvolatile static random access memories have been qualified for sale into commercial, industrial and military markets. Our 16 kilobit and 4 kilobit nonvolatile static random access memory products have been qualified for sales into commercial and industrial markets. During 2003, we designed and began sampling of our 1 megabit nonvolatile static random access memory product for sale into commercial and industrial markets. We are currently shipping production-tested 1 megabit products under a provisional qualification. We anticipate that this qualification will be complete early in the second quarter of 2004. Our nonvolatile static random access memory products are physically smaller and require less maintenance than static random access memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than static random access memory devices that achieve nonvolatility by being combined with additional chips. We have merged our logic design engineers into our memory design group in order to incorporate unique features into our next generation memory products currently under development.

     We reduce capital requirements by subcontracting the majority of the manufacturing process. Chartered Semiconductor Manufacturing began providing silicon wafers for our nonvolatile static random access memory products in September 1993 and continues to provide wafers based on our product technology. In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1, where our memory wafers are manufactured, by March 2004. We are working with Chartered Semiconductor Manufacturing to transfer the process of manufacturing our memory wafers to Chartered Semiconductor Manufacturing's facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet our specifications, we anticipate the transfer to be completed by mid 2004. This would provide uninterrupted supply of our current
0.8 micron family of nonvolatile static random access memory products, and would have no material impact on our ability to support our customers. If we cannot complete the transfer of manufacturing into facility #2 or if we cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     DongbuAnam Semiconductor provides silicon wafers for our 0.25 micron process to support our 1 megabit product family.

     United Microelectronics and Chartered Semiconductor Manufacturing provided silicon wafers for our programmed semiconductor logic products based on 0.5 micron and 0.35 micron product technology, respectively. In February 2003, we received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. We supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries at the end of 2003. We do not plan to support further sales of logic products to the market in the foreseeable future.

     Amkor Technology and Amkor Test Services provide assembly and final test services, respectively, for our nonvolatile static random access memory products built from the wafers purchased from Chartered Semiconductor Manufacturing. Advanced Semiconductor Engineering Inc. provided assembly services for our programmed semiconductor logic products. Testing of our programmed semiconductor logic products was done either internally or by Advanced Interconnect Technologies.

     During 2003, all of the wafers used to produce our 0.8 micron nonvolatile static random access memories were purchased from Chartered Semiconductor Manufacturing. Sales of these products accounted for approximately 78% of our revenue for 2003. Wafers were purchased from both Chartered Semiconductor Manufacturing and United Microelectronics in 2003 to support our programmed semiconductor logic products. Sales of these products accounted for approximately 7% of our revenue for 2003. The remaining 15% of our revenue was from research and development contracts.

     We currently have four sales and marketing offices, located in Colorado and Georgia for the western and eastern North American markets, respectively, in Windsor, England for the European market and in Hong Kong for the Far East. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories.

Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

     MEMORY INDUSTRY AND PRODUCT BACKGROUND

     The semiconductor memory market is large and highly differentiated. This market covers a wide range of product densities, speeds, features and prices. We believe that the ideal memory product would have:

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

     We use an advanced implementation of silicon-nitride-oxide-semiconductor technology. Silicon- nitride-oxide-semiconductor technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. Silicon-nitride-oxide-semiconductor technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and Electrically Erasable Programmable Read Only Memories using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate Electrically Erasable Programmable Read Only Memories have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for our products to protect against tunnel oxide rupture. In addition, our product designs incorporate a special test feature which can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride. Our latest 0.25 micron technology adds an additional oxide layer, forming a silicon-oxide-nitride-oxide- semiconductor ("SONOS") stack, to support finer geometry electrical performance.

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

     OUR MEMORY PRODUCTS

     Nonvolatile Static Random Access Memories. Our nonvolatile static random access memory product family consists of nonvolatile memories that combine fast static random access memory and nonvolatile elements within each memory cell on a single chip of silicon. The static random access memory portion of the nonvolatile static random access memories is operated in the same manner as most existing static random access memory products. The static random access memory can be written to and read from an unlimited number of times. The nonvolatile elements can be programmed, depending upon device type, by user control or automatically by transferring the static random access memory contents into the nonvolatile element memory. The data stored in the nonvolatile elements can be transferred back into the static random access memory by user control or the data can be transferred automatically.

     Our nonvolatile static random access memories have fast data access speeds of 15, 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast static random access memory and, we believe, meet the requirements of much of the fast static random access memory market. The high speed characteristics of our nonvolatile static random access memories allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Motorola. Our nonvolatile static random access memories can be used to replace static random access memories with lithium batteries and multiple chip solutions such as static random access memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nonvolatile static random access memory products to meet the design and performance requirements of many different types of systems.

     Our newest nonvolatile static random access memory architecture, currently implemented in our 0.25 micron product family, adds an eight-bit micro-controller, approximately 20,000 gates of metal- programmable logic and programmable input-output devices. We refer to this architecture as Value-Added-Memory (VAM). It is designed to allow variations of the base-line 1 megabit nonvolatile static random access memory design to be quickly developed for emerging market applications.

     We finalized commercial and industrial qualification of two versions of our initial 64 kilobit nonvolatile static random access memory product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nonvolatile static random access memories in May 1992. We began sales into the commercial market of our initial 16 kilobit nonvolatile static random access memory product family in 1992. The nonvolatile static random access memory product family also includes the 4 kilobit version. We completed the development and product qualification of the 64 kilobit AutoStoreTM nonvolatile static random access memory in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the static random access memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256 kilobit nonvolatile static random access memory occurred in 1997 and military qualification of our 256 kilobit nonvolatile static random access memory was completed in the second quarter of 1998. In 2002, we qualified our 256 kilobit 3 volt nonvolatile static random access memory for use in commercial and industrial applications. During 2003, we designed and began sampling of our 1 megabit nonvolatile static random access memory product for sale into commercial and industrial markets. We are currently shipping production-tested 1 megabit products under a provisional qualification. We anticipate this qualification to be complete early in the second quarter of 2004.

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

     OUR PROGRAMMED SEMICONDUCTOR LOGIC PRODUCTS

     Before we discontinued our programmed semiconductor logic products on December 31, 2003, such products were built to order based on customer designs that were electronically transferred to our design workstations. Our engineers verified the design and implemented it in the appropriate technology to provide a cost effective solution for the customer.

     Our customers often asked that we provide them with programmed semiconductor logic products at a lower price than their existing logic products without sacrificing the products' functionality. Our software conversion tools translated our clients' design files of their logic products generally allowing us to provide our clients with a logic product that has the same functionality but at a lower cost than their existing logic products. We also developed a testability feature that allowed us to test our programmed semiconductor logic products without dedicating a portion of the chip area to such testing.

     We subcontracted the production of our semiconductor logic products to various fabrication facilities. We provided the fabrication facilities with the design of our programmed semiconductor logic products and these facilities installed our designs on the chips through standard wafer processing. Through August 2003, we contracted with United Microelectronics for 0.5 micron technology and with Chartered Semiconductor Manufacturing for 0.35 micron technology, in each case through purchase orders on a case-by-case basis. In February 2003, we received notification from United Microelectronics that it would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries that were scheduled by the end of 2003. We do not plan to support sales of logic products to the market in the future.

PRODUCT WARRANTIES

     We presently provide a one-year limited warranty on our products.

RESEARCH AND DEVELOPMENT

     Our research and development activities are centered around developing new products and reducing the cost of our nonvolatile static random access memory products. We continually work to improve yield on the 0.8 micron technology in order to reduce costs. In order to further reduce costs, since late 1997 we have used outside experts for testing of our products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     During 2002, we developed and qualified a 3 volt version of our 256 kilobit nonvolatile static random access memory product, built on the 0.8 micron technology from Chartered Semiconductor Manufacturing. The 3 volt version of our 256 kilobit nonvolatile static random access memory product is qualified for use in commercial and industrial applications.

     In October 2001, we entered into an agreement with Amkor Technology to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25 micron digital complementary metal-oxide semiconductor, or "CMOS," fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured for most of today's computer microchips. The module will incorporate silicon-oxide-nitride-oxide-silicon technology, which will be used to manufacture both high density silicon-oxide-nitride-oxide-silicon flash and nonvolatile static random access memories, for stand alone and embedded products. During 2002 and 2003, our research and development team along with Amkor's research and development team worked aggressively on the co-development program. Our 1 megabit 3.0 volt nonvolatile static random access memory was the primary development vehicle. In February 2003, when Amkor Technology sold a controlling interest of its wafer fabrication facility to DongbuAnam Semiconductor, all contractual obligations were transferred to Anam U.S.A., a wholly-owned subsidiary of DongbuAnam Semiconductor. Our co- development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program. In August 2003, we received the first complete processed silicon from this development which yielded working samples of our new 1 megabit 3 volt nonvolatile semiconductor memory product. We began shipping samples of our new 1 megabit 3 volt nonvolatile semiconductor memory product in September 2003. As of February 1, 2004, we had shipped samples to 104 different customers. We are currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in the second quarter of 2004. We cannot assure you that we will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced silicon germanium process technology. Silicon germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits. During 2003 and 2002, we spent approximately $47,000 and $107,000, respectively, on marketing and engineering efforts to determine which applications our integrated circuits, built on the silicon germanium process technology, would best fit into. In the next twelve months, we anticipate spending approximately $400,000 in order to develop and manufacture integrated circuits using the silicon germanium process technology.

     Our research and development expenditures for the years ended December 31, 2003 and 2002 were $4,518,528 and $4,308,499, respectively. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into a manufacturing agreement with Chartered Semiconductor Manufacturing to provide us with silicon wafers for our products. Under the manufacturing agreement with this subcontractor, it has installed a manufacturing process for versions of our current and future memory products. In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1, where our memory wafers are manufactured, by March 2004. We are working with Chartered Semiconductor Manufacturing to transfer the process of manufacturing our memory wafers to Chartered Semiconductor Manufacturing's facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet our specifications, we anticipate the transfer to be completed by mid-2004. This would provide uninterrupted supply of our current
0.8 micron family of nonvolatile static random access memory products, and would have no material impact on our ability to support our customers. If we cannot complete the transfer of manufacturing into facility #2 or if we cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     DongbuAnam Semiconductor provides silicon wafers for our 0.25 micron process to support our 1 megabit product family. Our agreement with Amkor Technology, providing for such supply of wafers, was assigned to DongbuAnam Semiconductor in 2003.

     Through August 2003, we contracted with United Microelectronics for 0.5 micron technology and with Chartered Semiconductor Manufacturing for 0.35 micron technology, in each case through purchase orders on a case-by-case basis. In February 2003, we received notification from United Microelectronics that they would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of 2003.

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

     Our quality and reliability programs were audited by several commercial and military customers during 2002 and 2003 as part of routine supplier certification procedures. All such audits were completed satisfactorily. We were certified under the Sony Corporation "Green Partner Program" based on our internal materials control program which meets most major international requirements for control and elimination of heavy metals and PBB, PBDE and related organic compounds in our products and packaging materials. Our wafer foundry and assembly subcontract facilities are all certified to the ISO14001 Environmental Control Standard.

     We secured certification to the ISO9001:2000 Quality Management System, which in addition to similar certifications held by our major manufacturing subcontractors meets the quality system requirements of the vast majority of our customers. We continue to support our Mil-Prf-38535 Appendix A quality system in support of our SMD and military grade products.

MARKETS

     Our memory products are targeted at fast nonvolatile static random access memory markets, static random access memory plus Electrically Erasable Programmable Read Only Memory markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our products are typically used to store critical data when power is removed from the system. Often this data must be captured very quickly and we believe that the fast write time of our nonvolatile static random access memory products is a significant benefit over nonvolatile memory alternatives. Also, our products are used in systems that are "write intensive" such as data collection, event recording and others where we believe that the unlimited write endurance of our nonvolatile static random access memory is superior to alternative nonvolatile memory solutions.

Until now our markets have been limited by the density at which we could cost effectively produce products. We believe that the introduction of our 1 megabit nonvolatile static random access memory products in 2003 manufactured on 0.25 micron technology and the introduction of our Value Added Memory (VAM) solutions that we expect will be introduced in 2004 will greatly increase the market segments we serve.

TARGET APPLICATIONS FOR SIMTEK PRODUCTS

     Customer applications that are in production using our nonvolatile static random access memory products include:

Airborne Computers                                  Lighting Control Systems
Automotive Control & Monitoring                     Medical Instruments
Control Systems Automated Teller Machines           Currency Changers
Data Monitoring Equipment                           Printers
Process Control Equipment                           Facsimile Machines
Down Hole Drilling Systems                          Radar and Sonar Systems
Gaming Machines                                     Telecommunications Systems
GPS Navigational Systems                            Terminals
Guidance and Targeting Systems                      Test Equipment
High Performance Workstations                       Utility Meters
Laser Printers                                      Routers
Weapon Control Systems                              Security Systems
Copiers                                             Broadcast Equipment
Cable TV and Satellite Set Top Converter Boxes      Studio Recording Equipment
Multi- Function Printers                            Servers
RAID Controllers                                    Factory Automation Systems
Robotics                                            Mass Storage Systems


     Our new 1 Megabit and Value Added Memory products have opened new applications into which our products are being designed. These include electronic vending machines, automotive data logging and a variety of data communications applications.

     We are increasing marketing and sales emphasis on office automation products such as copiers and mass storage systems as well as increasing sales efforts in data communications, automotive applications and metering.

SALES AND DISTRIBUTION

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have four sales and marketing offices, located in Colorado and Georgia for the western and eastern North American markets, respectively, in Windsor, England for the European market and in Hong Kong for the Far East. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market with our full line of products.

     Independent sales representatives typically sell a limited number of non-competing products to semiconductor users in particular geographic assigned territories. Distributors inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are generally complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from us and the distributor earning a markup on the sale of products. We supply sales materials to the sales representatives and distributors.

     For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our independent sales representative agencies. Marketing decisions are also based on forecasts and inputs from our current and prospective customers. We prepare brochures, data sheets, application notes, product collateral and product advertising with our internal marketing resources and contracted outside services.

CUSTOMERS AND BACKLOG

     We have shipped qualified nonvolatile static random access memory products to customers directly and through distributors since the September 1991 commercial product qualification. The majority of our sales are to Fortune 500 companies. Approximately 37% of our net product sales during 2003 were to customers in the United States, approximately 46% were to customers in the Pacific Rim, and approximately 12% were to customers in Europe.

     As of December 31, 2003, we had a backlog of unshipped customer orders of approximately $1,646,000, which is expected to be filled by June 30, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

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

     Products that compete with our family of nonvolatile static random access memories fall into three categories. The first category of products that compete with our nonvolatile static random access memories are volatile and nonvolatile chips used in combination, such as fast static random access memories used with Erasable Programmable Read Only Memories, Electrically Erasable Programmable Read Only Memories, or Flash memory. We believe that we have advantages over these products because the nonvolatile static random access memory allows data to be stored in milliseconds as compared to seconds for chips used in pairs. Our single chip solution provides a space savings and easier manufacturing. Our single chip solution generally provides increased reliability versus multiple chips. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp. We currently hold less than 1% market share this market category.

     The second category of products that compete with our nonvolatile static random access memories are products that combine static random access memories with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nonvolatile static random access memories due in part to limitations caused by life of the lithium battery when coupled with a faster static random access memory. Our nonvolatile static random access memories are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the static random access memory/battery solutions by the lithium battery. Our nonvolatile static random access memories can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed static random access memory products are available in densities of 4 megabit and greater per package. Companies currently supplying products with lithium batteries include Dallas Semiconductor Corp., ST Microelectronics and Texas Instruments. We currently hold approximately 10% of this market category.

     The third category consists of nonvolatile random access memories that combine static random access memory cells and Electrically Erasable Programmable Read Only Memory cells on a monolithic chip of silicon. Our current product offerings are of higher density, faster access times and we believe can be manufactured at lower costs per bit than competitor's nonvolatile random access memories. We believe that traditional manufacturers of nonvolatile random access memories have discontinued manufacturing their products.

     Zentrum Mikroelektronik Dresden, through their license agreement with us, has the worldwide right to sell under the Zentrum Mikroelektronik Dresden label nonvolatile static random access memories developed jointly by Zentrum Mikroelektronik Dresden and us. With volume production established at Zentrum Mikroelektronik Dresden, Zentrum Mikroelektronik Dresden is selling such nonvolatile static random access memories. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nonvolatile static random access memory products. However, in 2002 and 2003, we were required to reduce prices to specific markets due to the increased competition from Zentrum Mikroelektronik Dresden. We believe that the competition from Zentrum Mikroelektronik Dresden has increased the number of companies using nonvolatile static random access memories, but may have put downward pressure on average selling prices.

     We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Each of these requires a newly developed process technology, which has processing risk, but may deliver performance characteristics superior to our technology if perfected. Each of these processes integrates materials into the silicon processing steps that are not commonly used for semiconductor memory products today. If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products. Ramtron, Raytheon, Symetrix, and others are developing ferroelectric products. IBM, Motorola and Cypress Semiconductor are developing magnetic film products.

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

     It is common in the semiconductor industry for companies to obtain copyright, trademark, trade secret and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued 26 patents in the United States on our nonvolatile static random access memory cell and other circuit designs. These patents relate to circuit implementations used to design our nonvolatile memory products. The use of these patents allows us to design circuits with lower power consumption and faster store timing than would be possible otherwise giving us a competitive advantage over other technologies. These patents have terms that expire through 2008 to 2013. We have also taken steps to obtain European patents in the large European countries, including Germany, France, the United Kingdom and Sweden on the nonvolatile memory patents that would have potential value in international markets. We have four applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     Many of our product designs are not protected by patents. We have one patent on our logic product technology but protect most of our logic product technology as trade secrets. Our logic products accounted for approximately 7% of our sales for the year ended December 31, 2003. We also protect aspects of our technology that relate to our semiconductor memory products as trade secrets. There are disadvantages to protecting intellectual property as trade secrets rather than patents. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

     We have received federal registration of the term "Novcel" a term we use to describe our technology. We have not sought federal registration of any other trademarks, including "Simtek" and "QuantumTrapTM" or our logo.

     Late in 2002 and in 2003, we were contacted by Syndia Corporation regarding possible infringement on certain patents. Syndia Corporation informed us that it had acquired a portfolio patents issued to Jerome Lemelson. This patent portfolio was not included in the portfolio owned by Lemelson Foundation Partnership, an entity with which we reached a licensing agreement in 1999. We are currently reviewing any potential infringements. If there are any infringements, we believe that we can reach a reasonable licensing agreement with Syndia Corporation.

EMPLOYEES

     As of the date of this Form 10-KSB, we have 54 full-time employees.

ITEM 2.  PROPERTIES
-------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease was scheduled to expire on February 28, 2008. On January 27, 2004, we renegotiated the terms of the lease and it is now scheduled to expire on February 28, 2013. We lease approximately 17,000 square feet of space in Colorado Springs which is occupied by Q-DOT Group, our wholly-owned subsidiary. This space includes a research and development laboratory facility of approximately 2,500 square feet. The lease expires on April 30, 2005. Through May 31, 2002, approximately 2,400 square feet of the space was subleased and the tenants did not renew the lease.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     We are not subject to any legal proceedings and our properties are not subject to any legal proceedings as of the date of this report.

ITEM 4.  MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------

     On October 28, 2003, we held a special meeting of our shareholders to ratify the selection of Hein & Associates LLP, as our independent auditors for the year ending December 31, 2003. The proposal was approved by the vote of our shareholders with holders representing 48,077,808 shares voting for the proposal, holders representing 84,672 shares voting against the proposal, and holders representing 739,164 shares abstaining.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SRAM." Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and the possibility of our ability to raise additional capital.

     Shown below is the closing high bid and the closing bid offer as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                               Common Stock
                                                           --------------------
                                                           High Bid     Low Bid
                                                           --------     -------

     2002
First Quarter........................................         .41          .33
Second Quarter.......................................         .26          .24
Third Quarter........................................         .18          .15
Fourth Quarter ......................................         .17          .16

     2003
First Quarter........................................         .16          .14
Second Quarter.......................................         .43          .36
Third Quarter........................................         .80          .78
Fourth Quarter.......................................        1.26         1.20

     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2003, we had 478 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name."

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

     On March 14, 2001, we completed the merger of Q-DOT Group with and into us in exchange for approximately 5,172,000 shares of our common stock, valued at $4,000,000. Although duly notified of their appraisal rights, no Q-DOT Group stockholder exercised appraisal rights. Q-DOT Group's 30 stockholders received, on a pro rata basis, a total of approximately 5,172,000 shares of our common stock. The transaction was a private placement exempt from registration pursuant to Rule 506 of Regulation D promulgated by the SEC. There were fewer than 35 purchasers of our securities. We provided each purchaser with the information required under Regulation D. We reasonably believed that each purchaser who was not an accredited investor, either alone or with such person's purchaser representative, was capable of evaluating the risks and merits of investing in our stock. No general solicitation or advertising occurred. Following the merger, we filed a Form D with the SEC as required by Regulation D.

     Pursuant to a Convertible Loan Agreement, dated as of June 28, 2002, we issued convertible debentures to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. or, collectively, the "RENN investment funds." One of our directors holds the position of Senior Vice President of RENN Capital Group. We received $3,000,000 in funding. The convertible debentures have 7-year terms at a 7.5% per annum interest rate; each RENN investment fund invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share. There is no public trading market for the debentures. We have registered for resale the common stock issuable upon conversion of the debentures. RENN Capital Group, Inc. (formerly Renaissance Capital Group, Inc.) is agent for the selling security holders with respect to the Convertible Loan Agreement and the debentures issued thereby. The private transaction did not involve any advertising or general solicitation. We relied on Section 4(2) of the Securities Act as an exemption from registration.

     On November 7, 2003, we closed a $1,500,000 equity financing transaction with the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, we issued 1,651,982 shares of our common stock to the RENN investment funds. The purchase price was $0.908 per share and was based on the average closing price of our common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing. In addition to the shares of common stock, each of the three RENN investment funds received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with an exercise price of $1.25 per share for 125,000 shares and $1.50 per share for 125,000 shares. The private transaction did not involve any advertising or general solicitation and we relied on Rule 506 of Regulation D as an exemption from registration. Following the transaction, we filed a Form D with the SEC as required by Regulation D.

     The following table sets forth information with respect to our equity compensation plans as of December 31, 2003. This table does not include options to purchase 94,601 shares of our common stock which options were assumed by us as a result of the acquisition of Q-DOT Group in 2001.


                                         Equity Compensation Plan Information


                                                                                                  Number of securities
                                                                                                 remaining available for
                                                                                                  future issuance under
                                   Number of securities to           Weighted-average              equity compensation
                                   be issued upon exercise           exercise price of              plans (excluding
                                   of outstanding options,         outstanding options,          securities reflected in
     Plan Category                   warrants and rights            warrants and rights                column (a))
     -------------                 -----------------------         --------------------          -----------------------
Equity compensation plans                    (a)                            (b)                            (c)
approved by security
holders                                    275,000                         $0.45                           --
Equity compensation plans
not approved by security
holders                                   5,519,081                        $0.45                         792,965
Total                                     5,794,081                        $0.45                         792,965


     Please see Note 6, "Stock Option Plans," to our Financial Statements included herewith.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). DISCUSSION CONTAINING SUCH FORWARD-LOOKING STATEMENTS MAY BE FOUND IN THE MATERIAL SET FORTH BELOW AND UNDER "BUSINESS," AS WELL AS WITHIN THE ANNUAL REPORT GENERALLY. IN ADDITION, WHEN USED IN THIS ANNUAL REPORT, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS," "PLANS," "INTENDS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FORWARD- LOOKING STATEMENTS AND STATEMENTS OF EXPECTATIONS, PLANS AND INTENT ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES. ACTUAL RESULTS IN THE FUTURE COULD DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS, AS A RESULT, AMONG OTHER THINGS, OF CHANGES IN TECHNOLOGY, CUSTOMER REQUIREMENTS AND NEEDS, AMONG OTHER FACTORS. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

OVERVIEW OF RECENT DEBT AND EQUITY TRANSACTIONS

     On November 7, 2003, we closed a $1,500,000 equity financing with the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, we issued 1,651,982 shares of our common stock to the RENN investment funds. The purchase price of $0.908 per share was based on the average closing price of our common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing. In addition to the shares of common stock, each of the RENN investment funds received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with an exercise price of $1.25 per share for 125,000 shares and $1.50 per share for 125,000 shares.

     On July 1, 2002, we received $3,000,000 in a financing transaction with the RENN investment funds. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the RENN investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each RENN investment fund to 3,205,128 shares, totaling approximately 18% post-conversion for the RENN investment funds, of our outstanding common stock, assuming no other options or warrants are exercised.

RESULTS OF OPERATIONS

     General. We have designed and developed nonvolatile static random access products since we commenced business operations in May 1987. We have concentrated on the design and development of our nonvolatile static random access memory product families and technologies, marketing, distribution channels, and sources of supply, including production at subcontractors. During 2000, we added the capability to design, develop and produce gate array integrated circuits, or our logic products but ceased supporting this product as of December 31, 2003.

     Our business was founded on a specialized technology that supports development of nonvolatile static random access memories. We developed our current memory products out of this technology. This single product family does not allow growth into a broad range of applications. Therefore, in an effort to expand our products, we acquired from WebGear incomplete research and development of Bluetooth technology. "Bluetooth" is an industry standard, short range wireless communications technology designed to allow a variety of electronic devices, such as wireless telephones, Personal Digital Assistants, notebook computers, desktop computers, peripheral input-output devices, television set-top boxes and Internet appliances to exchange data without the use of physical cabling.

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

     Beginning in 1991, after initial qualification of our first product, through 1995, we began expanding the 64 kilobit nonvolatile static random access memory product family. We achieved qualification of the complete product family for commercial, industrial and military markets and had commenced sales of these products. When we say we "qualify" a product, we mean that our internal quality organization confirms the product's performance to the product's data sheet and accepted industry standards. Commercial products operate from 0 degrees to 70 degrees Centigrade, industrial products from -40 degrees to 85 degrees Centigrade and military products from -55 degrees to 125 degrees Centigrade. Specific customers require operation over different temperatures for their applications. In 1995 through 1997, we developed and qualified our 64 kilobit and 256 kilobit nonvolatile static random access memory products based on a 0.8 micron process technology. We qualified these products for use in the commercial, industrial and military markets. Development and qualification originally occurred in Zentrum Mikroelektronik Dresden's silicon wafer fabrication facility. In 1997, we transferred the process development of these products to Chartered Semiconductor Manufacturing's silicon wafer fabrication facility. Qualification of these products for use in the commercial, industrial and military markets was completed in 1998. In October 2001, we entered into an agreement with Amkor Techology, who later sold controlling interest in its wafer fabrication facility to DongbuAnam Semiconductor. The agreement we entered into includes the development of a module which incorporates silicon-oxide-nitride-oxide- silicon technology, that will be used to manufacture both high density silicon oxide nitride oxide silicon flash and non volatile static random access memories for stand alone embedded products. The primary development product is our 1 megabit 3.0 volt nonvolatile static random access memory. In September 2003, we began shipping samples of the 1 megabit 3.0 volt nonvolatile static random access memory. As of February 1, 2004, we had shipped samples to 104 different customers. We are currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in the second quarter of 2004. In 2002, we developed and qualified for sale, into the commercial and industrial markets, a 3 volt version of our 256 kilobit nonvolatile static random access memory product built on 0.8 micron process technology in Chartered Semiconductor Manufacturing's silicon wafer fabrication facility.

     In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1, where our memory wafers are manufactured, by March 2004. We are working with Chartered Semiconductor Manufacturing to transfer the process of manufacturing our memory wafers to Chartered Semiconductor Manufacturing's facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet our specifications, we anticipate the transfer to be completed by mid-2004. This would provide uninterrupted supply of our current
0.8 micron family of nonvolatile static random access memory products, and would have no material impact on our ability to support our customers. If we cannot complete the transfer of manufacturing into facility #2 or if we cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings. We have not had a manufacturing contract with Chartered Semiconductor Manufacturing since 1998. However, we have maintained a good relationship with Chartered for the pricing and delivery of our wafers. Due to our not having a contract with Chartered Semiconductor Manufacturing and the volatility of the semiconductor market, we may have no control over the pricing and availability of the wafers we require in order to build our products. The risk of us not receiving the products and pricing we need from Chartered Semiconductor Manufacturing has escalated, but we are evaluating alternative sources of supply. If we are unable to obtain the products and pricing we need, our business could suffer.

     Our programmed semiconductor logic products were supported with silicon wafers, built on 0.5 micron process technology, purchased from United Microelectronics and silicon wafers purchased from Chartered Semiconductor Manufacturing built on a 0.35 micron process technology. Products manufactured with smaller spacing generally support lower product costs by reducing the amount of raw material required for the product. In February 2003, we received notification from United Microelectronics that it would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. We do not plan to support sales logic products to the market in the foreseeable future.

     Sales of products built on wafers purchased from Chartered Semiconductor Manufacturing and United Microelectronics accounted for essentially all of our semiconductor product sales revenue for 2002 and 2003.

     REVIEW OF 2003 OPERATIONS - SEMICONDUCTOR DEVICES

     Total product sales of our semiconductor devices for 2003 were approximately $12,300,000. We have seen an increase in units shipments of our commercial products in 2003. The majority of this increase was for large production orders, with competitive bidding, which resulted in a decrease of average selling prices as compared to 2002. Revenues from our 4/16 kilobit, 64 kilobit and 256 kilobit commercial products saw a total increase of approximately 7% in 2003 as compared to 2002. The majority of the increase was for large production orders, with competitive bidding, which resulted in a decrease of average selling prices. Revenues from our high-end industrial and military products saw an approximate decrease of approximately 28% in 2003 as compared to 2002. This decrease was due to a slow-down of production related to military systems. Sales of our logic products saw a decrease of approximately 13% in 2003 as compared to 2002. This decrease was primarily due to our decision to phase-out this product line by December 31, 2003.

     Due to a decrease in high-end industrial and military product revenues and decreases average selling prices of our commercial products, we had an approximate 9% decrease in our gross margins for 2003 as compared to 2002.

     REVIEW OF 2003 OPERATIONS - GOVERNMENT CONTRACTS

     Total revenue received from our research and development contracts for 2003 was approximately $2,200,000 up from the $1,900,000 in 2002. This was equal to 15% of our total revenue in 2003.

     RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2003 AND 2002

     REVENUES - SEMICONDUCTOR DEVICES

     The following table sets forth our net revenues for semiconductor devices by product markets for the twelve months ended December 31, 2003 and 2002 (in thousands):

                                            2003       2002    Variance
                                            ----       ----    --------

         Commercial                       $ 9,548    $ 8,892    $ 656
         High-end industrial and
           military                       $ 1,759    $ 2,433    $(674)
         Logic products                   $   956    $ 1,097    $(141)
                                          -------    -------    ------
         Total Semiconductor
           Revenue                        $12,263    $12,422    $(159)


     Commercial product revenues increased by $656,000 for the twelve month period ending December 31, 2003 as compared to the same period in 2002. The increase was due to an increase in unit demand of our commercial nonvolatile semiconductor memory products.

     High-end industrial and military product revenues accounted for a decrease of $674,000 for the twelve month period ending December 31, 2003 as compared with the same period in 2002. The decrease in revenue was due primarily to a slow-down of production related to military contracts.

     Revenues from our logic products decreased by $141,000 for the twelve month period ending December 31, 2003 as compared to the same period in 2002. The decrease was due primarily to a reduction in demand for this product and our decision to eliminate this product line effective December 31, 2003.

     One distributor and one direct customer accounted for approximately 30% of our semiconductor device product sales for the twelve months ended December 31, 2003. Products sold to distributors are sold without significant recourse. Distributor contracts allow distributors to return up to 5% in value of product inventory in each six month period. This allows them to keep inventory current to market demand. Distributors resell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our semiconductor device product sales.

     COST OF SALES AND GROSS MARGINS - SEMICONDUCTOR DEVICES

     We recorded costs of sales for semiconductor devices of $8,528,000 and $7,578,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively. These costs reflect an approximate 9% decrease in gross margin percentages for twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002. Actual gross margin percentages were 30% and 39% for the twelve months ended December 31, 2003 and 2002, respectively. The decreases were due primarily to a decrease in sales of our high-end industrial and military products and to lower average selling prices of our commercial products

     In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1, where our memory wafers are manufactured, by March 2004. We are working with Chartered Semiconductor Manufacturing to transfer the process of manufacturing our memory wafers to Chartered Semiconductor Manufacturing's facility #2. If we cannot complete the transfer of manufacturing into facility #2 or if we cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     We believe that continued investments in new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, our research and development department has been focusing its efforts on the installation of our process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile static random access memory. Development of the 1 megabit 3 volt nonvolatile static random access memory is continuing and we began shipping samples in September 2003. We are currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in the second quarter of 2004.

     Total research and development expenses related to the semiconductor portion of our business were $3,987,000 and $3,795,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively.

     The $192,000 increase for the twelve month period was related to increases in payroll and payroll overhead costs of $390,000, equipment leases, maintenance agreements for software and depreciation of $195,000 and reductions in contract engineering and professional services of $226,000, new product development costs of $147,000 and other expenses of $20,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to meet production schedules of our new products. New product development costs are primarily due to the purchases of silicon wafers and reticles required to develop new products. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     SALES AND MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of our business were $1,213,000 and $1,336,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively.

     The $123,000 decrease for the twelve month period was related to an increase in advertising of $18,000 and reductions in payroll and payroll related costs of $101,000, travel costs of $33,000 and sales commissions of $7,000. The increase in advertising was due to increased advertising for our new 1 megabit product. The decrease in payroll and payroll related costs was a direct result of reduced headcount. The decrease of travel expenses was due to a reduction in travel within the sales organization. The decrease in sales commissions is a direct result of decreased revenue.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of our business were $706,000 and $639,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively.

     The $67,000 increase was due primarily to increased professional fees, payroll and payroll related costs and travel of $62,000, $7,000, and $3,000, respectively and a reduction in bad debt of $5,000. The increase in professional fees was due to costs associated with our shareholder meeting, board fees, increased legal and audit fees. The majority of these increases were implemented to ensure ongoing compliance with newly enacted regulations resulting from the Sarbanes-Oxley Act.

     TOTAL OTHER INCOME (EXPENSE) - SEMICONDUCTOR DEVICES

     The $115,000 increase in total other income (expense) for the twelve month period ending December 31, 2003 as compared to the twelve month period ending December 31, 2002 was primarily related to an increase of interest expense and an increase in interest income which was a direct result of the $3,000,000 funding we received on July 1, 2002 from RENN Capital Group.

     NET LOSS - SEMICONDUCTOR DEVICES

     We recorded a net loss of $2,389,000 and $1,028,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively. The increase of $1,361,000 in net loss for the twelve month period was due primarily to a decrease in gross margins, and an increase in research and development costs and administration costs.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth our net revenues from the government contracts portion of our business for the twelve months ended December 31, 2003 and December 31, 2002 (in thousands):

                                            2003     2002    Variance
                                            ----     ----    --------

      Government Contracts                $2,241   $1,905     $  336

     The increase of revenue for the twelve months ended December 31, 2003 as compared to the twelve months ended December 31, 2002 was the result of increased direct labor costs and increased materials and services that were invoiced against development contracts. Direct labor increased due to the addition of employees.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between Q-DOT and government representatives. Costs submitted for reimbursement are subject to government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1999 have been completed without any material adjustments. Management does not believe the results of the March 31, 2000, December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003 government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     We recorded cost of sales for government contracts of $1,093,000 and $903,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively. These costs reflect an approximate 2% decrease in gross margin percentages for the twelve months ended December 31, 2003 as compared to twelve months ended December 31, 2002. The decrease in gross margin percentages was primarily due to an increase in non-direct labor which could not be billed as revenue. Actual gross margin percentages for the twelve months ending December 31, 2003 and December 31, 2002 were 51% and 53%, respectively.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of our business were $531,000 and $514,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively.

     The $17,000 increase for the twelve month period was related to decreases in payroll and payroll overhead costs of $103,000 and an increase in software maintenance contacts and equipment leases of $120,000. The primary reason for the decrease in payroll and payroll overhead costs was due to decreased recruiting expenses and decreased contract maintenance.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of our business were $334,000 and $306,000 for the twelve months ended December 31, 2003 and December 31, 2002, respectively.

     The increase of $28,000 for the twelve months ended December 31, 2003 as compared to December 31, 2002 was primarily due to an increase in bid and proposal activities required to complete small business innovative research proposals requiring engineering and administrative support.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of our business were $142,000 and $116,000 for the twelve month period ended December 31, 2003 and December 31, 2002, respectively.

     The $26,000 increase for the twelve months ended December 31, 2003 as compared to December 31, 2002 was due to an increase in indirect labor expenses of $40,000 which was offset by decreased legal fees of $14,000.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     We recorded a net income of $116,000 for the twelve months ended December 31, 2003 as compared to net income of $65,000 for the twelve months ended December 31, 2002 for the government contracts portion of our business. The $51,000 increase in net income for the twelve month period was due primarily to increased revenue.

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

     We are continuing our co-development program with Amkor Technology to develop a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25 micron digital complementary metal-oxide semiconductor, or "CMOS," fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured into most of today's computer microchips. The module will incorporate silicon oxide nitride oxide silicon technology, which will be used to manufacture both high density silicon oxide nitride oxide silicon flash and nonvolatile static random access memories, for stand alone and embedded products. During 2002 and 2003, our research and development team along with Amkor's research and development team worked aggressively on the co-development program. Our 1 megabit 3.0 volt nonvolatile static random access memory was the primary development vehicle. In February 2003, Amkor Technology sold controlling interest of their wafer fabrication facility to DongbuAnam Semiconductor. All contractual obligations were transferred to Anam U.S.A., a wholly owned subsidiary of DongbuAnam Semiconductor. Our co-development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program. In August 2003, we received the first complete processed silicon from this development which yielded working samples of our new 1 megabit 3 volt nonvolatile semiconductor memory product. We began shipping samples of our new 1 megabit 3 volt nonvolatile semiconductor memory product in September 2003. As of February 1, 2004, we had shipped samples to 104 different customers. We are currently shipping 1 megabit products test to production requirements on a provisional qualification and plan to have qualification complete in the second quarter of 2004. We cannot assure you that we will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     As of December 31, 2003, we had a backlog of unshipped customer orders of approximately $1,646,000 expected to be filled by June 30, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

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

     In 2003 and 2002, we purchased all of our silicon wafers to produce our 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered Semiconductor Manufacturing. Approximately 92% of our semiconductor device sales for 2003 and 91% of our semiconductor product sales for 2002 were from finished units produced from these silicon wafers. We had an agreement with Chartered Semiconductor Manufacturing to provide wafers through September 1998. Although Chartered Semiconductor Manufacturing continues to provide us wafers under the terms defined in this contract we do not have a current signed agreement. In February 2003, we received notification from Chartered Semiconductor Manufacturing that it will close its wafer fabrication facility #1, where our memory wafers are manufactured, by March 2004. We are working with Chartered Semiconductor Manufacturing to transfer the process of manufacturing our memory wafers to Chartered Semiconductor Manufacturing's facility #2. If we cannot complete the transfer of manufacturing into facility #2 or if we cannot contract with another supplier, this will have a material negative impact on our future revenues and earnings. DongbuAnam Semiconductor provides silicon wafers for our 0.25 micron process to support our 1 megabit product family.

     Zentrum Mikroelektronik Dresden has established production and sales of nonvolatile static random access memory products. We believe that this second source for nonvolatile static random access memory products, may have a positive impact on our business because many large manufacturers require two sources from which to purchase product. We will not be receiving any further license payments from our contract with Zentrum Mikroelektronik Dresden. We also, however, expect increased competition from Zentrum Mikroelektronik Dresden with respect to nonvolatile static random access memory products.

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

LIQUIDITY AND CAPITAL RESOURCES

     On November 7, 2003, we closed a $1,500,000 equity financing with the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, we issued 1,651,982 shares of our common stock to the RENN investment funds. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with an exercise price of $1.25 per share for 125,000 shares and $1.50 per share for 125,000 shares.

     On July 1, 2002, we received $3,000,000 in a financing transaction with the RENN investment funds pursuant to a Convertible Loan Agreement. RENN is the agent for the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the three investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each investment fund to 3,205,128 shares, totaling approximately 18% post-conversion for the three investment funds, of our outstanding common stock, assuming no other options or warrants are exercised. During the first nine months of 2003, we were not in compliance with two of the covenants set forth in the loan agreement. On February 27, 2004, we received a waiver for one of the covenants and a modification and a waiver to the loan agreement with respect to the other. The waiver and modification are effective through April 1, 2005. We are currently in compliance with the modified covenant and estimate that we will remain in compliance in the forthcoming year. However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to current liabilities.

     The change in cash flows for the year ended December 31, 2003 used in operating activities was primarily a result of a net loss of $2,272,641, which is offset by $497,701 in depreciation and amortization, decreases in allowance accounts, accounts receivable, inventory, prepaid expenses, accounts payable and deferred revenue of $16,376, $402,361, $411,358, $114,542, $49,314 and $40,500,
respectively and increases in accrued expenses of $64,626. The decrease of $402,361 in accounts receivable was directly related to certain customers paying invoices within our payment terms. The decrease in inventory was primarily due to an increase in finished goods shipments at the end of 2003. The decrease in prepaid expenses of $114,542 was due primarily to the renegotiation of certain software licenses. The decrease in accounts payable of $49,314 was primarily due to the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable. The increase in vacation payable has occurred due to certain employees not using as much vacation time. The change in cash flows used in investing activities of $501,244 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows provided by financing activities of $1,640,296 was due to $1,475,515 (after expenses) received from an equity financing we did with RENN Capital Group in November 2003, net borrowings on a line of credit of $150,000, proceeds of $183,131 for the exercise of stock options by certain employees less payments on a capital lease obligation of $168,350.

     The change in cash flows for the year ended December 31, 2002 used in operating activities was primarily a result of a net loss of $962,867, which is offset by $443,146 in depreciation and amortization, a decrease in allowance accounts, inventory, accounts payable and accrued expenses of $71,150, $261,442, $328,848 and $122,594, respectively. These decreases were offset by increase in accounts receivable, prepaid and other and deferred revenue of $618,653, $123,972 and $25,500, respectively. The $261,442 decrease in inventory and the $618,653 increase in accounts receivable, were due to an increase in customer demand in the late fourth quarter of 2002, this increase allowed us to dispose of inventory on hand. The $328,848 decrease of accounts payable was primarily due to the timing of raw materials received within the period. Materials were received and paid for late in 2001, but due to a soft market demand, had not been fully consumed, resulting in larger inventory levels at December 31, 2001. The $122,594 decrease in accrued expenses was due to our completing payments of accrued salary and vacation payments to our former Chief Financial Officer. The $123,972 increase in prepaid expenses and other was directly related to an increase in software licensing and maintenance agreements that are required to be paid in advance. These software licensing agreements are required for us to design our 1 megabit nonvolatile static random access memory. The change in cash flows used in investing activities of $163,657 was primarily due to the purchase of hardware and software required for research and development activities and equipment required to manufacture our semiconductor devices at Chartered Semiconductor Manufacturing and United Microelectronics Corp. The cash flows provided by financing activities of $2,699,678 were due primarily to the $3,000,000, net of $116,175 in financing fees, received from RENN Capital Group, borrowings and payments on notes payable and a capital lease obligation and the exercise of stock options by employees of the Company.

SHORT-TERM LIQUIDITY.

     Our cash balance at December 31, 2003 was $3,431,679.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Over the coming year, we expect to spend approximately $11,000,000 for operating expenses assuming revenue growth. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves.

LONG-TERM LIQUIDITY.

     We continue to evaluate our long term liquidity. Our growth plans may require additional funding from outside sources. We are in ongoing discussions with investment banking organizations to ensure access to funds as required.

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

     We have various government contracts which are subject to audit by the government. However, audits for the periods ending March 31, 2000, December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003 have not been completed. In addition, certain of these contracts are based on our estimate as to their percentage of completion as of the balance sheet date. Our historical experience has not resulted in a material adjustment to prior recorded revenue amounts.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

ACCOUNTING PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We believe the adoption of SFAS No. 150 will have no immediate impact on our financial position or results of operations.

INFLATION

     The impact of inflation on our business has not been material.

OFF BALANCE-SHEET ARRANGEMENTS

     We are party to a lease agreement with Baja Properties, LLC as landlord pursuant to which we lease approximately 16,000 square feet of space in Colorado Springs, Colorado. The lease is scheduled to expire on February 28, 2013. Our monthly rental payment obligation is approximately $16,000.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS



                                                                           PAGE
                                                                           ----

Independent Auditor's Report.............................................. 35

Consolidated Balance Sheet - December 31, 2003............................ 36

Consolidated Statements of Operations - For the Years Ended
    December 31, 2003 and 2002............................................ 37

Consolidated Statements of Changes in Shareholders' Equity -
    For the Years Ended December 31, 2003 and 2002........................ 38

Consolidated Statements of Cash Flows  - For the Years Ended
     December 31, 2003 and 2002........................................... 39

Notes to Consolidated Financial Statements - For the Years
     Ended December 31, 2003 and 2002..................................... 40-51

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the accompanying consolidated balance sheet of Simtek Corporation and subsidiary as of December 31, 2003 and the related statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Hein & Associates LLP
HEIN & ASSOCIATES LLP

Denver, Colorado
January 28, 2004

                               SIMTEK CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash and cash equivalents                                      $  3,431,679
    Certificate of deposit, restricted                                  300,000
    Acounts receivable - trade, net of allowance for
       doubtful accounts and return allowances of
       approximately $130,000                                         1,923,542
    Inventory, net                                                    1,201,432
    Prepaid expenses and other current assets                           129,554
                                                                   ------------
             Total current assets                                     6,986,207
EQUIPMENT AND FURNITURE, net                                            862,009
DEFERRED FINANCING COSTS                                                 91,280
OTHER ASSETS                                                             58,291
                                                                   ------------
TOTAL ASSETS                                                       $  7,997,787
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $  1,038,634
    Accrued expenses                                                    390,079
    Accrued vacation payable                                            179,580
    Line of credit                                                      150,000
    Obligation under capital leases                                     123,585
                                                                   ------------
             Total current liabilities                                1,881,878
NOTES PAYABLE                                                             5,000
DEBENTURES                                                            3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                 61,221
                                                                   ------------
             Total liabilities                                        4,948,099
COMMITMENTS AND CONTINGENCIES (Notes 5 and 7)

SHAREHOLDERS' EQUITY:
    Preferred stock, $1.00 par value; 2,000,000
         shares authorized, none issued                                      --
    Common stock, $.01 par value; 80,000,000 shares authorized,
         56,723,352 shares issued and 56,713,352 shares
         outstanding                                                    567,134
    Additional paid-in capital                                       39,230,210
    Treasury stock, at cost; 10,000 shares                              (12,504)
    Accumulated deficit                                             (36,735,152)
                                                                   ------------
             Total shareholders' equity                               3,049,688
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,997,787
                                                                   ============




       See accompanying notes to these consolidated financial statements.


                                                 SIMTEK CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                      FOR THE YEARS ENDED
                                                                                                          DECEMBER 31,
                                                                                           ----------------------------------------

                                                                                               2003                        2002
                                                                                           -------------               -------------
NET SALES                                                                                  $ 14,503,771                $ 14,326,705

    Cost of sales                                                                             9,621,249                   8,481,262
                                                                                           ------------                ------------
GROSS MARGIN                                                                                  4,882,522                   5,845,443

OPERATING EXPENSES:
    Research and development costs                                                            4,518,528                   4,308,499
    Sales and marketing                                                                       1,546,774                   1,641,508
    General and administrative                                                                  847,503                     754,676
                                                                                           ------------                ------------
             Total operating expenses                                                         6,912,805                   6,704,683
                                                                                           ------------                ------------

LOSS FROM OPERATIONS                                                                         (2,030,283)                   (859,240)

OTHER INCOME (EXPENSE):
    Interest income                                                                              30,116                      42,447
    Interest expense                                                                           (254,144)                   (147,921)
    Other income (expense)                                                                      (18,330)                      1,847
                                                                                           ------------                ------------
             Total other income (expense)                                                      (242,358)                   (103,627)
                                                                                           ------------                ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                     $ (2,272,641)               $   (962,867)

      Provision for income taxes                                                                     --                          --
                                                                                           ------------                ------------
NET LOSS                                                                                   $ (2,272,641)               $   (962,867)
                                                                                           ============                ============

NET LOSS PER COMMON SHARE:
    Basic and diluted EPS                                                                  $       (.04)               $       (.02)
                                                                                           ============                ============
WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
    Basic and diluted EPS                                                                    54,889,008                  54,204,525
                                                                                           ============                ============



                         See accompanying notes to these consolidated financial statements.

                                                      SIMTEK CORPORATION
                                  CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002




                                                         Common Stock         Additional                                 Total
                                                  ------------------------     Paid-in     Treasury     Accumulated   Shareholders'
                                                    Shares        Amount       Capital      Stock         Deficit        Equity
                                                  ----------    ----------   -----------   --------    ------------   -------------

BALANCES, January 1, 2002                         54,026,273     $ 540,262   $37,547,590   $(12,504)   $(33,499,644)   $ 4,575,704

    Exercise of stock options                        356,000         3,561        47,285          -               -         50,846
    Net loss                                               -             -             -          -        (962,867)      (962,867)
                                                  ----------     ---------   -----------   --------    ------------    -----------

BALANCES, December 31, 2002                       54,382,273       543,823    37,594,875    (12,504)    (34,462,511)     3,663,683
                                                  ----------     ---------   -----------   --------    ------------    -----------

    Exercise of stock options                        679,097         6,791       176,340          -               -        183,131
    Equity financing November 7, 2003, net
      of $24,485 in costs                          1,651,982        16,520     1,458,995          -               -      1,475,515
    Net loss                                               -             -             -          -      (2,272,641)    (2,272,641)
                                                  ----------     ---------   -----------   --------    ------------    -----------
BALANCES, December 31, 2003                       56,713,352     $ 567,134   $39,230,210   $(12,504)   $(36,735,152)   $ 3,049,688
                                                  ==========     =========   ===========   ========    ============    ===========


                              See accompanying notes to these consolidated financial statements.



                                                  SIMTEK CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          FOR THE YEARS ENDED
                                                                                                              DECEMBER 31,
                                                                                                     -------------------------------

                                                                                                        2003               2002
                                                                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                         $(2,272,641)       $  (962,867)
    Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                               497,701            443,146
             Loss on disposal of assets                                                                   36,542              5,705
             Net change in allowance accounts                                                            (16,376)           (71,150)
             Deferred financing fees                                                                      16,596              8,298
             Changes in assets and liabilities:
               (Increase) decrease in:
                 Accounts receivable                                                                     402,361           (618,653)
                 Inventory                                                                               411,358            261,442
                 Prepaid expenses and other                                                              114,542           (123,972)
               Increase (Decrease) in:
                 Accounts payable                                                                        (49,314)          (328,848)
                 Accrued expenses                                                                         64,626           (122,594)
                 Deferred revenue                                                                        (40,500)            25,500
                                                                                                     -----------        -----------
         Net cash used in operating activities                                                         (835,105)         (1,483,993)
                                                                                                     ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture                                                                 (501,244)          (163,657)
                                                                                                     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line-of-credit and the issuance of a note                                           250,000                 --
     Payments on notes payable and line of credit                                                       (100,000)          (109,976)
    Payments on capital lease obligation                                                                (168,350)          (125,017)
    Equity financing November 2003, net                                                                1,475,515                 --
    Convertible debentures, net of deferred financing fees                                                    --          2,883,825
    Exercise of stock options                                                                            183,131             50,846
                                                                                                     -----------        -----------
         Net cash provided by  financing activities                                                    1,640,296          2,699,678
                                                                                                     -----------        -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                               303,947          1,052,028
                                                                                                       3,127,732          2,075,704
                                                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS, beginning of year
CASH AND CASH EQUIVALENTS, end of year                                                               $ 3,431,679        $ 3,127,732
                                                                                                     ===========        ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases                                       $   144,160        $    88,457
                                                                                                     ===========        ===========
     Cash paid for interest                                                                          $   253,219        $   146,804
                                                                                                     ===========        ===========




                         See accompanying notes to these consolidated financial statements.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------

     NATURE OF BUSINESS OPERATIONS - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memories and programmed semiconductor logic products. The Company's operations have concentrated on the design and development of the 1 megabit, 256 kilobit, 64 kilobit, and 16 kilobit nonvolatile semiconductor memory product families and associated products and technologies as well as the development of sources of supply and distribution channels. The Company also provides electronics engineering research and development contracts.

     CONSOLIDATION POLICY - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Q-DOT.

     REVENUE RECOGNITION, SEMICONDUCTOR PRODUCTS - Product sales revenue is recognized when a valid purchase order has been received and the products are shipped to customers, including distributors. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and product pricing protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, price changes and warranty costs at the time the sale is recognized.

     REVENUE RECOGNITION, GOVERNMENT CONTRACTS - Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. The percentage-of-completion is measured by the total costs incurred to date to estimated total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs, it is reasonably possible that the estimates used will change within the near term.

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

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and Government representatives. Costs submitted for reimbursement are subject to Government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through March 31, 1999 have been completed without any material adjustments. Management does not believe the results of the March 31, 2000, December 31, 2000, December 31, 2001, December 31, 2002 and December 31, 2003 government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

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

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At the time a loss on a contract becomes known, the entire amount of the estimated loss on both short and long- term contracts is accrued.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2003, substantially all of the Company's cash and cash equivalents were held by a single bank, of which approximately $3,561,647 was in excess of Federally insured amounts.

     Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms requiring payment within 30 days of the invoice date. In most cases, trade receivables are applied to a specific identified invoice. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 2003 included:


               Raw materials                        $    54,257
               Work in process                          814,454
               Finished goods                           484,757
                                                    -----------
                                                      1,353,468
               Less reserves for excess inventory      (152,036)
                                                    -----------
                                                    $ 1,201,432
                                                    ===========

     DEPRECIATION & Amortization - Equipment and furniture are recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized. The Company has patents and trademarks valued at $125,000 which were capitalized and recorded as intangible assets. The Company is currently amortizing the patents and trademarks over a five year life.

     RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to operations in the period incurred.

     ADVERTISING - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $39,660 and $15,162 in 2003 and 2002, respectively.

     LOSS PER SHARE - Basic EPS is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 2002 and 2003, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 5,794,081 and 5,539,386 options for 2003 and 2002, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, sales returns, warranty reserve, percentage of completion on projects in process at year-end, potential adjustments for government contracts and the valuation allowance on the deferred tax assets.

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

     STOCK-BASED COMPENSATION - As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net loss and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                                    Years Ended December 31,
                                                                -------------------------------
                                                                     2003              2002
                                                                --------------   --------------
Net loss as reported                                            $  (2,272,641)   $    (962,867)
  Add: Stock based compensation included in reported net loss              --               --
  Deduct: Fair value of stock based compensation                     (520,073)        (621,701)
                                                                -------------    -------------
Pro forma net loss                                              $  (2,792,714)   $  (1,584,568)
                                                                =============    =============

Net loss as reported - basic and diluted                        $        (.04)   $        (.02)
  Deduct: Fair value of loss per share                                   (.01)            (.01)
                                                                -------------    -------------
Pro forma net loss - basic and diluted                          $        (.05)   $        (.03)
                                                                =============    =============

     The fair value of each option granted in 2003 and 2002 was estimated on the date of grant, using the Black- Scholes option-pricing model with the following:

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                 Options Granted During
                                                 ----------------------
                                                   2003         2002
                                                 --------     ---------

              Expected volatility                 122.2%       132.9%
              Risk-free interest rate               2.0%         3.2%

              Expected dividends                     --           --

              Expected terms (in years)             4.0          4.0


     INCOME TAXES - The Company accounts for income taxes under the liability method, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense represents the change in the deferred tax asset/liability balance. Valuation allowances are recorded for deferred tax assets that are not expected to be realized.

     BUSINESS SEGMENTS - The Company has adopted Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which established standards for the way companies report information about their operating segments. Prior period amounts have been restated to conform to the requirements of this new statement.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS -In May 2003, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Management believes the adoption of SFAS No. 150 will have no immediate impact on its financial position or results of operations.

2.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 2003 consisted of the following:



     Leased software under capital leases                      $   589,210
     Research and development equipment                          1,729,907
     Computer equipment and software                             1,421,038
     Office furniture                                              235,135
     Other equipment                                               270,899
                                                               -----------
                                                                 4,246,189
     Less accumulated depreciation and amortization             (3,384,180)
                                                               -----------
                                                               $   862,009
                                                               ===========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Depreciation and amortization expense of $497,701 and $443,146 was charged to operations for the years ended December 31, 2003 and 2002 respectively. Included in the amortization expense for 2003 and 2002 was $112,921 and $83,886, respectively, of amortization of software and research and development equipment under capital leases. At December 31, 2003, accumulated amortization for software under capital leases was $320,952.


3.   REVOLVING LINE-OF-CREDIT AND LETTER-OF-CREDIT:
     ---------------------------------------------

     As of December 31, 2003, the Company had a $250,000 revolving line of credit (LOC). The LOC bears interest at prime plus .75% (4.75% at December 31, 2003), matures in April 2004, and is collateralized by the assets of the Company. $150,000 was outstanding as of December 31, 2003.

     When the Company acquired Integrated Logic Systems, it also acquired a note payable related to a reorganization plan that Integrated Logic Systems went through. The reorganization plan required that annual payments of $5,000, with no interest, be made to a legal entity serving as a trustee for these creditors, payments started on September 15, 1995. The legal entity serving as the trustee for these creditors was dissolved in 1995 and all payments made to the trustee by the Company have been returned. Based on the statute of limitations for the State of Colorado, the Company began writing off $5,000 per year in 2001. At December 31, 2003, the note payable was $5,000.

     The Company has a letter of credit arrangement with one of the Company's suppliers which requires the Company to maintain a $300,000 certificate of deposit as collateral, which is reflected as restricted cash.


4.   CONVERTIBLE DEBENTURES:
     ----------------------

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with RENN Capital Group, Inc. (formerly Renaissance Capital Group, Inc.). RENN Capital Group, Inc. is the agent for three investment funds: Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Income Trust, PLC and BFS US Special Opportunities Trust, PLC. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock. During the first nine months of 2003, the Company was not in compliance with two of the covenants set forth in the loan agreement. On February 27, 2004, the Company received a waiver for one of the covenants and a modification and a waiver to the loan agreement with respect to the other. The waiver and modification are effective through April 1, 2005. The Company is currently in compliance with the modified covenant and estimates they will remain in compliance in the forthcoming year. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.


5.   COMMITMENTS:
     -----------

     OFFICES LEASES - The Company leases office space under a lease, which expires on February 28, 2013. Monthly lease payments are approximately $16,000.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Through the acquisition of Q-DOT, the Company has non-cancelable long-term lease agreements for office space, office furnishings and equipment that expire at various dates through December 2006.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next seven years.

     Future minimum lease payments under the equipment, furniture and office leases described above are as follows:


             Years Ending
             December 31,
           ----------------
                2004                                       $  861,405
                2005                                          685,549
                2006                                          228,122
                2007                                          208,616
            2008 & After                                    1,267,849
                                                           ----------
                                                           $3,251,541
                                                           ==========

     Office rent and equipment lease expense totaled $769,870 and $603,344 for the years ended December 31, 2003 and 2002, respectively.

     In addition, the Company leases research and development software under four capital leases, which will expire over the next three years. At December 31, 2003, future minimum lease payments under the lease described above is as follows:


             Years Ending
             December 31,
           ----------------
                2004                                        $150,663
                2005                                          52,620
                2006                                           8,770
                                                            --------

           Total net minimum lease payments                  212,053

           Less interest and taxes                           (27,247)
                                                           ---------
           Present value of net minimum lease payments       184,806
           Less current portion of capital leases           (123,585)
                                                           ---------
                                                           $  61,221
                                                           =========

     EMPLOYMENT AGREEMENTS - Mr. Mitchell is employed as President and Chief Executive Officer pursuant to an employment agreement with the Company. Under the terms of the employment agreement, Mr. Mitchell receives an annual salary of $175,000 and such additional benefits that are generally provided other employees. Mr. Mitchell's employment agreement expired June 1, 2001 but was, and is, automatically renewed for successive one-year terms unless the Company or Mr. Mitchell elects not to renew. If the Company terminates the employment of Mr. Mitchell without cause, Mr. Mitchell is entitled to continuation of his base salary and benefits, mitigated by income Mr. Mitchell may earn, for the remainder of the term of the agreement. Mr. Mitchell is subject to a noncompetition covenant for a period of one year from the date of termination.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   SHAREHOLDERS' EQUITY:
     --------------------

     On November 7, 2003, the Company closed a $1,500,000 equity financing with RENN Capital Group, Inc.. In exchange for the $1,500,000, the Company issued 1,651,982 shares of its common stock to RENN Capital Group, Inc. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The purchase price was based on the average closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

     WARRANTS - A summary of the warrants outstanding as of December 31, 2003, is as follows:

                                                                                                             Per
                                                                               # of                        Warrant      Extended
                                                                             Warrants       Expiration     Exercise     Value of
Warrant Holder                             Description     Issue Date       Outstanding        Date          Price      Warrants
--------------                             -----------     ----------       -----------     ----------     ---------   ----------
BFSUS Special Oportunities Trust Plc.        Warrants      11/7/2003          125,000       11/7/2008        $1.25     $  156,250

BFSUS Special Oportunities Trust Plc         Warrants      11/7/2003          125,000       11/7/2008        $1.50     $  187,500

Renaissance US Growth & Investment
Trust Plc.                                   Warrants      11/7/2003          125,000       11/7/2008        $1.25     $  156,250

Renaissance US Growth & Investment
Trust Plc.                                   Warrants      11/7/2003          125,000       11/7/2008        $1.50     $  187,500

Renaissance Capital Growth & Income
Fund III                                     Warrants      11/7/2003          125,000       11/7/2008        $1.25     $  156,250

Renaissance Capital Growth & Income
Fund III                                     Warrants      11/7/2003          125,000       11/7/2008        $1.50     $  187,500
                                                                              -------                                  ----------
Total Warrants                                                                750,000                                  $1,031,250
                                                                              =======                                  ==========


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

     Following is a summary of activity under these stock option plans for the years ended December 31, 2003 and 2002:

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   2003                            2002
                                      ------------------------------   ----------------------------
                                                         Weighted                         Weighted
                                                         Average                          Average
                                         Number          Exercise         Number          Exercise
                                        of Shares         Price         of Shares         Price
                                       -----------     ------------    -----------      -----------
Outstanding, beginning of year          5,539,386         $ .47         5,286,872          $ .46

       Granted                          1,224,500           .21           912,500            .35
       Expired                            (45,000)         (.13)         (153,986)           .14
       Exercised                         (679,097)         (.27)         (356,000)          (.14)
       Canceled                          (245,708)         (.39)         (150,000)          (.31)
                                        ----------                      ---------

Outstanding, end of year                5,794,081         $ .45         5,539,386          $ .47
                                        =========                       =========

     All options granted during 2003 and 2002, were at the current market price and the weighted average fair value was $0.17 and $0.29, respectively. At December 31, 2003, options for 4,349,935 shares were exercisable and of the remaining options of 1,444,146; 971,965, 418,827 and 53,354 shares will become exercisable in 2004, 2005, and 2006, respectively.

     The following information summarizes stock options outstanding at December 31, 2003:

                               Outstanding                                                             Exercisable
------------------------------------------------------------------------------------        -----------------------------------
                                               Weighted Average
                           ---------------------------------------------------------

                                                  Remaining              Weighted                                    Weighted
Exercise                     Number              Contractual             Average                Number                Average
 Price                     Outstanding          Life in Months        Exercise Price         Exercisable          Exercise Price
--------                   -----------          --------------        --------------         -----------          --------------
$0.13 - 0.19                1,420,391                 59                  $0.17                 624,870                $0.17
$0.25 - 0.32                1,029,419                 52                  $0.27                 756,641                $0.27
$0.32 - 0.50                1,923,576                 45                  $0.40               1,673,007                $0.36
$0.60 - 0.83                  820,695                 57                  $0.65                 695,417                $0.62
$1.13 - 1.50                  600,000                 41                  $1.28                 600,000                $1.25
                            ---------                                                         ---------
                            5,794,081                                                         4,349,935
                            =========                                                         =========


     INCENTIVE STOCK OPTION PLAN - At the time of the acquisition of Q-DOT, Q-DOT had an Incentive Stock Option Plan for the benefit of its employees. At December 31, 2000, Q-DOT had outstanding options to purchase 5,356 shares of its stock. At the time of closing, these options converted into 94,601 options to purchase Simtek Common Stock. No further options will be issued under this plan and all options outstanding will continue to vest per their original vesting schedule. These options have not been included in the above tables. As of December 31, 2003 there were 90,185 options to purchase Simtek Common Stock outstanding.

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

7.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales by location for the years ended December 31, 2003 and 2002 were as follows (as a percentage of sales):

                                                  2003             2002
                                                  ----             ----

             United States                        46%               61%
             Europe                               11%                9%
             Far East                             38%               24%
             All Others                            5%                6%
                                                 ----              ----
             Total                               100%              100%


     Sales from government contracts accounted for approximately 15% and 13% of total sales for the years ended December 31, 2003 and 2002, respectively. Sales from the Company's military products accounted for approximately 12% and 17% of total sales for the years ended December 31, 2003 and 2002, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2003 and 2002 were as follows (as a percentage of sales) :


            Customer                              2003             2002
            --------                              ----             ----

               A                                   16%              12%
               B                                    7%              16%


     All customers identified above are from the semiconductor segment of the Company's business.

     At December 31, 2003, the Company had gross trade receivables totaling $311,767 due from the above two customers.

     In 2003 and 2002, the Company purchased all of its memory wafers, based on
     0.8 micron technology from a single supplier Chartered Semiconductor Manufacturing. Approximately 78% and 80% of the Company's net revenue for 2003 and 2002, respectively, were from finished units produced from these wafers. The Company had an agreement with Chartered Semiconductor Manufacturing to provide wafers, which expired in September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. In February 2003, the Company received notification from Chartered Semiconductor Manufacturing that they will close their wafer fabrication facility #1, where the Company's memory wafers are manufactured, by March 2004. The Company and Chartered are in the process of transferring the manufacturing of the Company's memory wafers to Chartered's manufacturing facility #2. Facility #2 is newer and more modern than facility #1, processing 8 inch wafers rather than the older 6 inch wafers processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed in time to provide an uninterrupted supply of the Company's current 0.8 micron family of nonvolatile Static Random Access memory products. This would avoid any material impact on its ability to support customers. If the Company and Chartered cannot complete the transfer of manufacturing into facility

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     #2 or if the Company cannot contract with another supplier, this will have a material negative impact on the Company's future revenues and earnings. The Company has not had a manufacturing contract with Chartered Semiconductor Manufacturing since 1998. However, the Company has maintained a good relationship with Chartered for the pricing and delivery of the Company's wafers. Due to not having a contract with Chartered Semiconductor Manufacturing and the volatility of the semiconductor market, the Company may not have control over the pricing and availability of the wafers the Company requires in order to build the Company's products. The risk of the Company not receiving the products and pricing the Company needs from Chartered Semiconductor Manufacturing has escalated, but the Company is evaluating alternative sources of supply. If the Company is unable to obtain the products and pricing it needs, the Company's business could suffer.

     In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 7% of its net revenue for 2003 and 2002 were from finished units produced from these wafers. In February 2003, the Company received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. The Company supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. As of December 31, 2003, the Company does not plan to support sales of logic products to the market.


8.   TAXES:
     -----

     Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:


                                                                Deferred Tax
                                                              Assets (Liability)
                                                              -----------------

Current:
    Allowance for doubtful accounts                              $      3,000
    Reserves                                                          142,000
    Accrued expenses                                                   79,000
                                                                 ------------
    Net current deferred tax before
      valuation allowance                                             224,000
    Valuation allowance                                              (224,000)
                                                                 ------------
Total current deferred tax                                       $         --
                                                                 ============

Non-Current:
    Net operating losses                                         $ 11,791,000
    Property and equipment                                            (19,000)
    Intangibles                                                     1,172,000
    AMT credit                                                          8,000
                                                                 ------------
Net non-current deferred tax asset before
   valuation allowance                                             12,952,000
Valuation allowance                                               (12,952,000)
                                                                 ------------
Total non-current deferred tax asset                             $         --
                                                                 ============

                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2003 decreased $525,000 and increased $526,000 in 2002.

     At December 31, 2003, the Company has approximately $32,000,000 available in net operating loss carryforwards which begins to expire from 2004 to 2016. As a result of certain non-qualified stock options which have been exercised, approximately $3,603,000 of the net operating loss carryforward will be charged to "paid in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2003 and 2002 differed from the amounts computed by applying the U.S. Federal statutory tax rates to pre-tax income as follows:


                                                              2003         2002
                                                             ------      -------

Statutory rate                                               (34.0)%     (34.0)%
State income taxes, net of Federal income tax benefit         (3.3)%      (3.3)%
Increase (reduction) in valuation allowance
    related to of net operating loss carryforwards
    and change in temporary differences                       37.3%       37.3%
                                                             -----       -----
                                                             $   -       $   -
                                                             =====       =====

9.   BUSINESS SEGMENTS
     -----------------

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

       Description                  Years            Semiconductor              Government                Total
                                                        Devices                  Contracts
Net sales                            2003            $ 12,262,820             $  2,240,951             $ 14,503,771
                                     2002              12,422,087                1,904,618               14,326,705

Net income (loss)                    2003            $ (2,388,730)            $    116,089             $ (2,272,641)
                                     2002              (1,027,908)                  65,041                 (962,867)

Interest income                      2003            $     30,116             $         --             $     30,116
                                     2002                  42,447                       --                   42,477





                               SIMTEK CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Interest expense                     2003            $   (254,144)            $         --             $   (254,144)
                                     2002                (146,176)                  (1,745)                (147,921)

Depreciation and                     2003            $    469,498             $     28,203             $    497,701
amortization                         2002                 407,193                   35,953                  443,146

Total Assets                         2003            $  7,302,829             $    694,958             $  7,997,787
                                     2002               7,931,832                  575,218                8,507,050


Item 8:  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None in 2003.


Item 8A: Controls and Procedures
--------------------------------

     (a)  Evaluation of disclosure controls and procedures.

     Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) the filing date of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

     (b) Changes in internal control over financial reporting.

     There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     Our directors and executive officers are as follows:

Name                                                 Age                      Position
----                                                 ---                      --------
Douglas M. Mitchell..............................    55       Director, Chief Executive Officer, President and
                                                              Chief Financial Officer (acting) and Chairman
                                                              of the Board of Q-DOT Group, Inc.

Thomas Linnenbrink...............................    60       Director, President, Chief Executive Officer,
                                                              and Technical Director of Q-DOT Subsidiary

Donald G. Carrigan...............................    56       Vice President Sales and Marketing, Corporate
                                                              Secretary

David W. Still...................................    48       Vice President of Engineering

Klaus C. Wiemer..................................    66       Director

Robert H. Keeley.................................    63       Director

Harold Blomquist.................................    52       Chairman of the Board

John Heightley...................................    67       Director

Robert C. Pearson................................    68       Director


     DOUGLAS M. MITCHELL served as our Chief Operating Officer from July 1, 1997 until January 1, 1998 at which time he became Chief Executive Officer, President and a director. Mr. Mitchell is also the Chairman of the Board of our subsidiary, Q-DOT Group. Mr. Mitchell has over 20 years of experience in the semiconductor and electronics systems industry holding various marketing and sales management positions. Prior to joining us, he was President and Chief Executive Officer of a wireless communications company, Momentum Microsystems. Previously, Mr. Mitchell was Vice President of Marketing and Sales for Array Microsystems, a digital signal processing integrated circuit company specializing in video image processing. Prior to this Mr. Mitchell was Vice President of Marketing with SGS-Thomson Microelectronics, responsible for marketing and applications engineering of Digital Signal Processing, transputer, microcontroller and graphics products in North America. SGS-Thomson had acquired Inmos Corporation where Mr. Mitchell had been Manager, US Marketing and Sales. Mr. Mitchell has held management positions at Texas Instruments and Motorola and has been responsible for various product definition and product development. Mr. Mitchell holds a Bachelors degree in electrical engineering from the University of Texas and a Masters of Business Administration degree from National University.

     THOMAS E. LINNENBRINK, has served as President, Chief Executive Officer, Technical Director and a director of Q-DOT, Inc. since he co-founded it in 1977. Mr. Linnenbrink also founded Q-DOT Group, in 1990 and served as its President, Chief Executive Officer, and a director until Simtek acquired it in March 2001. Mr. Linnenbrink has served in various technical management and marketing positions for more than 35 years while advancing the state-of-the-art in data acquisition and signal processing. He pioneered high-speed charge-coupled device
(CCD) and silicon germanium (SiGe) technology and applications. Mr. Linnenbrink has published numerous technical papers and holds more than a dozen patents. He currently chairs IEEE Technical Committee 10, which writes and promotes standards for ADCs, DACs, digital waveform recorders, and pulse technology. Mr. Linnenbrink holds a Bachelors degree in electrical engineering from the Illinois Institute of Technology and a Masters of Science degree in engineering science with emphasis on automatic control from Rensselaer Polytechnic Institute.

     DONALD G. CARRIGAN has served as Vice President of Sales and Marketing and Corporate Secretary since joining Simtek in September of 2001. Mr. Carrigan has over 29 years experience in the semiconductor industry. Prior to joining Simtek he was vice president of sales for Ramtron International Corporation and an executive officer of Ramtron. During his 12 years at Ramtron, Mr. Carrigan held various marketing and sales positions as well as General Manager of the ferroelectric product business unit. Prior to joining Ramtron, Mr. Carrigan was with Inmos Corporation for 8 years where he held various positions in engineering and marketing management including the Director of Marketing position. Mr. Carrigan also held positions in engineering management and R & D with NCR Microelectronics and Texas Instruments. Mr. Carrigan holds a Bachelors degree in Electrical Engineering from the University of Tennessee, Knoxville, Tennessee and a Masters degree in Electrical Engineering from Southern Methodist University, Dallas, Texas.

     DAVID W. STILL has served as the Vice President of Engineering at Simtek since December of 2001. Mr. Still has over 25 years experience in various corporate, management, and technical positions within the semiconductor industry, where he has successfully managed engineering teams developing products in CMOS, bipolar, and GaAs processes, as well as associated CAD software. Prior to his work at Simtek, he served as Vice President of IC engineering for Comsilica, developing SOC WLAN products for 802.11a and b wireless networks. Previously, he served as manager of the Colorado Design Center for Lattice Semiconductor (formerly Minc), an FGPA / CPLD CAD software company. Mr. Still was also a Vice President of Engineering at Array Microsystems, a digital video product company, where he managed the CMOS IC design and software development groups. He has also held engineering management positions with Prisma and Honeywell. At Honeywell, he received two technical excellence awards for his contributions to PLA designs. Mr. Still has published over 18 technical papers and has received 2 patents. Mr. Still holds a Masters Degree in Electrical Engineering from Arizona State University and a Bachelors Degree in Electrical Engineering from the University of Nebraska.

     KLAUS C. WIEMER has served as a director since May 1993. He also serves on the boards of InterFET Corp of Richardson, TX, UTAC of Singapore and Scientific Systems of Dublin, Ireland. From July 1993 to May 1994, Dr. Wiemer served as President and Chief Executive Officer of our company. Dr. Wiemer is the founder of Communicant Semiconductor Technologies AG, an integrated circuit foundry start-up company located in Frankfurt/Oder, Germany, and served as its CEO until May 2002. Since May 1994, Dr. Wiemer has been an independent consultant. From April 1991 to April 1993, Dr. Wiemer was President and Chief Executive Officer of Chartered Semiconductor Manufacturing Pte., Ltd. in Singapore, and from July 1987 to March 1991, Dr. Wiemer was President and Chief Operating Officer of Taiwan Semiconductor Manufacturing Company. Prior to 1987, Dr. Wiemer was a consultant for the Thomas Group specializing in the area of integrated circuit manufacturing and previously worked for fifteen years with Texas Instruments. Dr. Wiemer holds a Bachelors degree in physics from Texas Western College, a Masters degree in physics from the University of Texas and a Ph.D. in physics from Virginia Polytechnic Institute.

     ROBERT H. KEELEY has served as a director since May 1993. He is currently the El Pomar Professor of Business Finance at the University of Colorado at Colorado Springs. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of two private companies.

     HAROLD A. BLOMQUIST was originally appointed as a director in May 1998, resigned from the Board in July 2001 to avoid a potential conflict of interest with his employer and was re-appointed in January 2002. In October 2003, Mr. Blomquist was elected to the position of Chairman of the Board of Directors. Mr. Blomquist is currently employed as President and Chief Executive Officer of Morpho Technologies, Inc., a three-year-old fabless semiconductor company located in Irvine, CA. He has served as a Director on the Board of Microsemi, Inc. since February 2003 and as a consultant to venture investors and early stage technology companies in the semiconductor and electronic components areas. In the past, he was employed as Chief Executive Officer of Tower Semiconductor, USA, Inc., and President and Chief Executive Officer of ZMD America, Inc. Before ZMD America, Inc., Mr. Blomquist served as a member of the Board of Directors of AMIS Holding Co., Sr. Vice President of AMI Semiconductor and General Manager and Chief Executive of two of AMIS' foreign subsidiaries, AMI GmbH in Dresden, Germany, and AMI Japan Co. Ltd., in Tokyo, Japan. Prior to joining AMI in April 1990, Mr. Blomquist held a series of increasingly responsible positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos Corporation and General Semiconductor. Mr. Blomquist was granted a BSEE degree with a double major in Business Administration from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     JOHN HEIGHTLEY was appointed as a director in September 1998. Mr. Heightley is currently executive vice president, chief technology officer and a director for United Memories of Colorado Springs. From 1990 to 1996, Mr. Heightley was president and chief executive officer of Adaptive Solutions, Inc. In 1986 and 1987, he held the position of president and chief executive officer of Gigabit Logic, Inc.; in 1987 he was appointed chairman of Gigabit along with his responsibilities as president and chief executive officer. Mr. Heightley held these positions until 1990. Prior to Gigabit, Mr. Heightley served as president and chief executive officer of Ramtron Corporation from 1985 to 1986 and from 1978 to 1985 he served as a member of the board of directors, president, chief operating officer and vice president of memory products for Inmos International, plc. Mr. Heightley was granted a B.S. degree in Engineering Science from Penn State University and earned a M.S. degree in Electrical Engineering from M.I.T.

     ROBERT C. PEARSON has served as a director since July 2002. He joined RENN Capital Group, Inc. in April 1997 and is Senior Vice President-Investments. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments Incorporated where he served in several positions including Vice President-Controller and later as Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is currently a Director of Poore Brothers, Inc., CaminoSoft, Inc., Advanced Power Technology, Inc., and Simtek, all publicly held. He is also a Director of eOriginal, Inc., a privately held company.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     To our knowledge, based solely upon a review of reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2003, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of our common shares under
Section 16(a) of the Exchange Act were complied with, except as noted below:

     Mr. Douglas Mitchell filed one amendment to Form 4 on April 14, 2003 (which amended a Form 4 previously filed on April 2, 2003 with respect to a transaction occurring on April 2, 2003), one Form 4 on May 23, 2003 with respect to the acquisition of stock on March 14, 2001 and five stock option grants occurring on June 24, 1997, June 5, 1998, April 27, 1999, January 14, 2000 and January 2,
2001, respectively, and one Form 3 on May 23, 2003 with respect to an event occurring on May 21, 1997. Mr. Robert Pearson filed one Form 4 on April 21, 2003 with respect to a transaction occurring on April 15, 2003. Mr. Robert Keeley filed one Form 4 on May 23, 2003 with respect to five stock option grants occurring on June 5, 1998, April 27, 1999, April 17, 2000, April 16, 2001 and April 15, 2002, respectively, and one Form 3 on May 23, 2003 with respect to an event occurring on May 25, 1993. Mr. John Heightley filed: one Form 4 on May 23, 2003 with respect to three stock option grants occurring on April 17, 2000, April 16, 2001 and April 15, 2002, respectively; and one Form 3 on May 23, 2003 with respect to an event occurring on September 21, 1998. Mr. Klaus Wiemer filed one Form 4 on May 23, 2003 with respect to five stock option grants occurring on June 5, 1998, April 27, 1999, April 17, 2000, April 16, 2001 and April 15, 2002,
respectively, and one Form 3 on May 23, 2003 with respect to an event occurring on May 25, 1993. Mr. Harold Blomquist filed one Form 4 on May 23, 2003 with respect to a stock option grant occurring on April 15, 2002, and one Form 3 on May 23, 2003 with respect to an event occurring on January 02, 2002. Mr. Harold Blomquist also filed one Form 4 on January 13, 2004 for an event occurring on October 31, 2003. Mr. David Still filed one Form 3 on January 24, 2003 with respect to an event occurring on December 4, 2001. Mr. Donald Carrigan filed one Form 3 on January 24, 2003 with respect to an event occurring on September 19, 2001. Mr. Thomas Linnenbrink filed one Form 3 on February 5, 2003 with respect to an event occurring on March 13, 2001.

AUDIT COMMITTEE AND FINANCIAL EXPERT

     Our board of directors has established an audit committee comprised of Messrs. Blomquist, Keeley and Wiemer. Our board has determined that Mr. Keeley has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

SUMMARY COMPENSATION TABLE

     The following table sets forth information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 2003 and each other executive officer of the Company who served during any part of 2003 whose annual salary and bonus for the fiscal year ended December 31, 2003 exceeded $100,000.

                                             Summary Compensation Table

                                                                             Long Term Compensation
                                                                             ----------------------
                                        Annual Compensation                          Awards
                              -----------------------------------------      ----------------------

Name                                                          Other
and                                                           Annual               Securities
Principal                                                     Compen-              Underlying
Position                      Year    Salary($)   Bonus($)    sation($)             Options
---------                     ----    ---------   --------    ---------            ----------


Douglas M. Mitchell(1)        2003    $175,000         --         --                 200,000
Chief Executive Officer       2002    $175,000         --         --                      --
Chief Financial Officer       2001    $167,708    $34,375         --                 300,000
(acting) and President

Thomas Linnenbrink(2)         2003    $141,200         --         --                  30,000
Chief Executive Officer       2002    $135,408         --         --                  30,000
President and Technical       2001    $111,447    $13,520(3)  $5,700(4)              150,000
Director of Q-DOT
Subsidiary

Donald G. Carrigan(5)         2003    $132,500    $29,268(6)      --                  30,000
Vice President of Sales       2002    $130,000    $42,228(6)      --                      --
and Marketing                 2001    $40,625          --         --                 250,000

David W. Still(7)             2003    $134,000         --         --                  50,000
Vice President of             2002    $130,000         --         --                      --
Engineering                   2001    $ 20,417         --         --                 250,000

(1) Mr. Mitchell became our Chief Executive Officer and President on January 1, 1998.

(2) Simtek acquired Q-DOT Group on March 14, 2001 and these payments reflect what he was paid after that date in his capacity as President of our Q-DOT Group subsidiary.

(3) Mr. Linnenbrink personally secured bank loans used in the operations of Q-DOT Group. Mr. Linnenbrink was guaranteed compensation for personally securing these loans. The loans were paid off on March 14, 2002 and Mr. Linnenbrink will receive no further compensation related to these loans.

(4) At the time of the Q-DOT Group acquisition, Mr. Linnenbrink was paid for vacation hours that were in excess of Simtek's vacation policy.

(5) Mr. Carrigan became our Vice President of Sales and Marketing on August 31, 2001.

(6) Mr. Carrigan is on a bonus plan that is directly related to net revenue and department spending.

(7)  Mr. Still became our Vice President of Engineering on December 3, 2001.

OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2003 to the individuals named in the summary compensation table above.


                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                            Shares          Options                     Price                        at Assumed
                          Subject to       Granted to    Exercise        per                       Annual Rate of
                           Options         Employees       Price       Share on                      Stock Price
                          Granted in     in Fiscal Year     Per        Date of     Expiration     Appreciation for
Name                     Fiscal Year       % of Total      Share        Grant         Date           Option Term
--------------------     -----------     --------------  ---------     --------    ----------   --------------------
                                                                                                   5%         10%
                                                                                                --------------------
Douglas Mitchell          200,000(1)         26.16%        $0.14        $0.14       3/3/2010     $11,399    $26,564
Thomas Linnenbrink         30,000(2)          3.92%        $0.16        $0.16       2/3/2010     $1,954      $4,554
Donald Carrigan            30,000(3)          3.92%        $0.17        $0.17       1/22/2010    $2,076      $4,838
David Still                50,000(4)          6.54%        $0.17        $0.17       1/22/2010    $3,460      $8,064


(1) 200,000 options were granted to Mr. Mitchell in his capacity as Chief Executive Officer, President and acting Chief Financial Officer, these options vest at 1/36th per month over 3 years.

(2) 30,000 options were granted to Mr. Linnenbrink in his capacity as Chief Executive Officer, President and Technical Director of our Q-DOT Group subsidiary; these options vest at 1/36th per month over 3 years.

(3) 30,000 options were granted to Mr. Carrigan in his capacity as Vice President of Sales and Marketing, these options vest at 1/36th per month over 3 years.

(4) 50,000 options were granted to Mr. Still in his capacity as Vice President of Engineering, these options vest at 1/36th per month over 3 years.


YEAR-END OPTION TABLE

     The following table sets forth, as of December 31, 2003, the number of shares subject to unexercised options held by the individuals named in the summary compensation table above. 1,505,279 exercisable options had an exercise price less than the last sale price of our common stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2003.


                                  Aggregated Option/SAR Exercises in Last Fiscal Year
                                         and Fiscal Year-End Option/SAR Values


                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                             Options at Fiscal                     Options
                                                                 Year-End                     at Fiscal Year-End
                             Shares          Value
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
------------------        -------------    --------     -----------    -------------    -----------      -------------
Douglas Mitchell                -              -          961,667         158,333         $801,884         $165,616
Thomas Linnenbrink              -              -          165,000          45,000         $106,308         $ 38,592

Donald G. Carrigan              -              -          196,667          83,333         $185,692         $ 80,208

David W. Still                  -              -          181,945         118,055         $165,737         $110,763


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

DIRECTORS' COMPENSATION

     Each director who is not also an employee receives $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. The Chairman of the Board receives $4,000 per calendar quarter, $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us. During the fiscal year ended December 31, 2003, 15,000 stock options were granted, at the market price on date of grant, to Mr. Harold Blomquist, Dr. Klaus Wiemer, Dr. Robert Keeley, Mr. John Heightley and Mr. Robert Pearson, which market price was $0.165 per share. During 2003, Mr. Harold Blomquist was granted an additional 75,000 stock options which he received for his appointment as Chairman of the Board. The options were granted at the market price on date of grant, which market price was $0.83 per share.

     We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer, the Chief Financial Officer, and the Controller, as well as to our directors and employees. The code of business conduct and ethics can be found at our Internet website at www.simtek.com.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The first table below sets forth information regarding ownership of our common stock as of February 25, 2004, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after March 31, 2004 upon the exercise of options and are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable upon the conversion of the debentures have been included for the purpose of computing the percentage ownership. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

Name and                              Amount and Nature
Address of                              of Beneficial                Percent of
Beneficial Owner                         Ownership                     Class
----------------                      -----------------              ----------

Douglas M. Mitchell                       1,062,164 (1)                1.83%
205 Ridge Dr.
Woodland Park, CO 80863

Klaus C. Wiemer                             165,000 (2)                    *
5705 Archer Court
Dallas, TX  75252

Robert H. Keeley                             85,000 (3)                    *
P. O. Box 25599
Silverthorne, CO 80497

John D. Heightley                           100,000 (4)                    *
1275 Log Hollow Point
Colorado Springs, CO 80906

Thomas E. Linnenbrink                    1,079,961  (5)                1.89%
1457 Smoochers Circle
Colorado Springs, CO 80904

Harold A. Blomquist                          75,000 (6)                    *
13625 Antelope Station
Poway, CA 92064

Donald G. Carrigan                          236,056 (7)                    *
425 Scrub Oak Circle
Monument, CO 80132

David W. Still                              223,611 (8)                    *
4250 Buckingham Dr. Suite 100
Colorado Springs, CO 80907

Mr. Robert Pearson                           15,000 (9)                    *
8080 N. Central Expressway,
  Suite 210-LB59
Dallas, TX 75203

RENN Capital Group (10)                  14,017,367 (11)              20.79%
8080 N. Central Expressway,
  Suite 210-LB59
Dallas, TX 75203

All officers and directors as
   a group (9 persons)                    3,041,792 (12)               4.38%

-----------------------------
*    Less than one percent.

(1) Represents 44,386 shares of our common stock that Mr. Mitchell acquired through our acquisition of Q-DOT Group, 20,000 shares of our common stock that Mr. Mitchell personally owns and includes 997,778 shares issuable upon exercise of options.

(2) Represents 85,000 shares of our common stock that Mr. Wiemer acquired upon the exercise of 85,000 options and includes 80,000 shares issuable upon exercise of options.

(3) Includes 60,000 shares issuable upon exercise of options. Includes 15,000 shares of our common stock the Mr. Keeley acquired upon the exercise of 15, 000 options and includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares.

(4)  Includes 100,000 shares issuable upon exercise of options.

(5) Represents 894,128 shares of our common stock that Mr. Linnenbrink acquired through our acquisition of Q-DOT Group and includes 185,833 shares issuable upon exercise of options.

(6)  Includes 75,000 shares issuable upon exercise of options.

(7) Represents 500 shares of our common stock that Mr. Carrigan personally owns and includes 235,556 shares issuable upon exercise of options.

(8)  Includes 223,611 shares issuable upon exercise of options.

(9)  Includes 15,000 shares issuable upon exercise of options.

(10) Pursuant to the Convertible Loan Agreement, dated as of June 28, 2002, by and among Simtek and the RENN investment funds, the RENN investment funds have the right to designate a nominee to serve as a member of the board of directors. Mr. Robert C. Pearson currently serves on Simtek's board of directors as such nominee.

(11) Assumes conversion, at a conversion price of $0.312 per share, of all debentures issued to affiliates of RENN. Assumes exercise of warrants held by the RENN investment funds for 750,000 shares of our common stock. Also represents 1,651,982 shares of our common stock that the RENN investment funds acquired pursuant to the $1,500,000 equity investment on November 7, 2003.

(12) Includes 1,972,778 shares issuable upon exercise of options. Does not include the 14,017,367 shares beneficially owned by RENN Capital Group. Mr. Robert Pearson is a Senior Vice President of RENN Capital Group. Mr. Pearson also holds the position of a director on Simtek's board of directors.

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

     On July 1, 2002, we received funding of $3,000,000 in a convertible debenture financing transaction with the RENN investment funds. RENN Capital Group is the agent for the RENN investment funds. Mr. Robert Pearson, a Senior Vice President of RENN Capital Group, became a Simtek director following such transaction. RENN Capital Group, or its affiliates, owns 2,000,000 shares of our common stock.

     On November 7, 2003, we closed a $1,500,000 equity financing with the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, we issued 1,651,982 shares of our common stock to the RENN investment funds. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with an exercise price of $1.25 per share for 125,000 shares and $1.50 per share for 125,000 shares.

                                     PART IV


ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

     Documents filed as part of this report:

A:   (1)  Financial Statements

          Reference is made to the listing on page 34 for an index of all financial statements filed as part of this report.

     (2) All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

B.   Reports on Form 8-K:

     The following table lists all reports filed on Form 8-K for the fourth quarter of 2003.

      Date                                  Item
      ----                                  ----

November 12, 2003      Item 5: Other Information and Required FD Disclosure -
                       Simtek Closes $1.5 Million Financing with RENN Capital
                       Group of Dallas

                       Item 7: Financial Statements, Pro Forma Financial Information and Exhibits.

November 14, 2003      Item 5: Other Information and Required FD Disclosure -
                       Press Release, Dated November 13, 2003, of the Company with respect to the Third Quarter Financial Results

C.   Exhibits:

                       10.27 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and Lease Agreement dated July 26, 2000)

                       14.1    Code of Business Conduct and Ethics

                       31 Certification Pursuant to Section 304 of Sarbanes-Oxley Act of 2002

                       32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

     Exhibit Index regarding exhibits filed in accordance with Item 601, at page 69 hereof.

D.   Other Financial Statements:

     All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the financial statements or the notes thereto.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------

     Hein & Associates LLP served as the Company's principal accountants for the fiscal year ended December 31, 2003, and the board has selected Hein & Associates LLP as Simtek's principal accountants for the 2004 fiscal year.

     AUDIT FEES

     Simtek was billed an aggregate of approximately $55,000 and $56,000 in fees for professional services rendered during the fiscal years ended December 31, 2003 and December 31, 2002, respectively in connection with the audit of Simtek's consolidated financial statements for such fiscal years and the reviews of the financial statements included in the Simtek's Forms 10-QSB for such fiscal years and statutory and regulatory filings or engagements for such years.

     AUDIT-RELATED FEES

     Simtek was not billed for any assurance and related services by Hein & Associates LLP during the fiscal years ended December 31, 2003 and December 31, 2002.

     FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

     During the year ended December 31, 2003, Hein & Associates LLP did not provide or bill Simtek for any services related to the design and implementation of financial information systems.

     ALL OTHER FEES

     Hein & Associates LLP did not bill the Company for any other services rendered to Simtek for the fiscal years ended December 31, 2003 and December 31, 2002.

     TAX FEES

     Simtek was billed an aggregate of approximately $14,000 and $14,000 in fees for professional services rendered during the fiscal year ended December 31, 2003 and December 31, 2002, respectively for tax compliance, tax advice and tax planning.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 4, 2004


                                       SIMTEK CORPORATION




                                       By:     /S/ DOUGLAS M. MITCHELL
                                          -------------------------------------
                                          Douglas M. Mitchell
                                          Chief Executive Officer and
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 4, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                            TITLE



  /S/ DOUGLAS M. MITCHELL                            Chief Executive Officer and
-------------------------------------                President

Douglas M. Mitchell


  /S/ DOUGLAS M. MITCHELL                            Chief Financial Officer
-------------------------------------                (acting)
Douglas M. Mitchell


  /S/ DOUGLAS M. MITCHELL                            Director
-------------------------------------
Douglas M. Mitchell


  /S/ ROBERT H. KEELEY                               Director
-------------------------------------
Robert H. Keeley


  /S/ KLAUS WIEMER                                   Director
-------------------------------------
Klaus Wiemer


  /S/ HAROLD BLOMQUIST                               Director
-------------------------------------
Harold Blomquist


  /S/ KIMBERLEY A. CAROTHERS                         Controller
-------------------------------------
Kimberley A. Carothers

                           EXHIBIT INDEX TO FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

Exhibits:
--------

All exhibits listed below are incorporated herein by reference.

 3.1      Amended and Restated Articles of Incorporation.(2)
 3.2      Amended and Restated Articles of Incorporation November 1997.(7)
 3.3      Bylaws.(2)
 4.1      1987-I Employee Restricted Stock Plan.(1)
 4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
 4.3      Form of Common Stock Certificate.(3)
 4.4      Simtek Corporation 1991 Stock Option Plan.(4)
 4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
 4.6      1994 Non-Qualified Stock Option Plan.(5 )
 4.7      Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
 4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (15)
 4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(15)
 4.10     Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.6 Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
10.7 Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
10.8 Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
10.9 Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and Kashmira S. Johal (10)
10.10     Asset Purchase Agreement between Simtek Corporation and WebGear, Inc.
          (11)
10.11 Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
10.12 Agreement and Plan of Merger among Simtek Corporation, W-DOT Group, Inc. and Q-DOT, Inc. (13)
10.13     Employment Agreement between Simtek Corporation and Hugh N. Chapman
          (14)
10.14 Technology Development, License and Product Agreement between Amkor Technology and Simtek (16)
10.15 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (16)
10.16 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.17 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (17)
10.18 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (17)
10.19 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (17)
10.20 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.21 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.22 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (18)
10.23 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(19) 69

10.24 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC(20)
10.25     Form of $1.25 Stock Purchase Warrant(20)
10.26     Form of $1.50 Stock Purchase Warrant(20)
10.27 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000)
14.1      Code of Business Conduct and Ethics
23.1      Consent of Independent Public Accountants
31        Certification Pursuant to Section 304 of the Sarbanes-Oxley Act of
          2002
32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

------------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9) Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988) filed with the Commission on July 7, 2000
(10) Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11) Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000
(12) Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement (Reg. No. 333-40988)
(13) Incorporated by reference to the Company's Form 8-K filed with the March 23, 2001
(14) Incorporated by reference to the Form SB-2 Registration Statement Amendment #3 (Reg. No. 333-60492) filed with the Commission on September 4, 2001
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001
(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(18) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002
(19) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003
(20) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003

                              CORPORATE INFORMATION


BOARD OF DIRECTORS-Simtek Corporation

Harold Blomquist, Chairman of Board 1,2,3

Klaus C. Wiemer 1,2,3

Douglas M. Mitchell

Robert Keeley 1,2,3

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

Hein & Associates LLP
717 Seventeenth Street, Suite 1600
Denver, Colorado  80202-3338


REGISTRAR AND TRANSFER AGENT

Continental Stock Transfer & Trust Company
17 Battery Place
New York, New York  10004


OTC ELECTRONIC BULLETIN BOARD
SYMBOL

Common Stock:                                    SRAM


CORPORATE OFFICES

4250 Buckingham Drive #100
Colorado Springs, Colorado 80907
Tel:  (719) 531-9444
Fax:  (719) 531-9481