Form 10QSB
period 2004-03-31
SIMTEK CORP
filed 2004-05-10
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   For the quarterly period ended March 31, 2004

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Class                                              Outstanding at April 30, 2004
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            57,284,220

                               SIMTEK CORPORATION



                                      INDEX

                        For Quarter Ended March 31, 2004

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                Page
     ------                                                                ----

              Consolidated Balance Sheets as of March 31, 2004
              and December 31, 2003                                         3

              Consolidated Statements of Operations for the
              three months ended March 31, 2004 and 2003                    4

              Consolidated Statements of Cash Flows for the
              three months ended March 31, 2004 and 2003                    5

              Notes to Consolidated Financial Statements                    6-8

     ITEM 2

              Management's Discussion and Analysis of Results of
              Operations and Financial Condition                            9-15

     ITEM 3
              Controls and Procedures                                       16

PART II. OTHER INFORMATION

     ITEM 1   Legal Proceedings                                             17

     ITEM 2   Changes in Securities                                         17

     ITEM 3   Defaults upon Senior Securities                               17

     ITEM 4   Matters Submitted to a Vote of Securities Holders             17

     ITEM 5   Other Information                                             17

     ITEM 6   Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                  18

                                                       SIMTEK CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

              ASSETS
              ------
                                                                                                March 31, 2004     December 31, 2003
                                                                                                --------------     -----------------
                                                                                                  (Uaudited)
CURRENT ASSETS:
   Cash and cash equivalents .........................................................          $  2,368,261         $  3,431,679
   Certificate of deposit, restricted ................................................               300,000              300,000
   Accounts receivable - trade, net ..................................................             1,967,896            1,923,542
   Inventory, net ....................................................................             2,165,283            1,201,432
   Prepaid expenses and other ........................................................               128,421              129,554
                                                                                                ------------         ------------
       Total current assets ..........................................................             6,929,861            6,986,207

EQUIPMENT AND FURNITURE, net .........................................................               797,522              862,009
DEFERRED FINANCING COSTS .............................................................                87,131               91,280
OTHER ASSETS .........................................................................                52,035               58,291
                                                                                                ------------         ------------
TOTAL ASSETS .........................................................................          $  7,866,549         $  7,997,787
                                                                                                ============         ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable ..................................................................          $  2,021,113         $  1,038,634
   Accrued expenses ..................................................................               231,585              390,079
   Accrued wages .....................................................................                42,962                   --
   Line of credit ....................................................................                    --              150,000
   Accrued vacation payable ..........................................................               216,658              179,580
   Obligations under capital lease ...................................................                97,999              123,585
                                                                                                ------------         ------------
       Total current liabilities .....................................................             2,610,317            1,881,878

NOTES PAYABLE ........................................................................                 5,000                5,000
DEBENTURES ...........................................................................             3,000,000            3,000,000
OBLIGATIONS UNDER CAPITAL LEASES .....................................................                50,951               61,221
                                                                                                ------------         ------------
       Total liabilities .............................................................             5,666,268            4,948,099
SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding ....................................                    --                   --
   Common stock, $.01 par value, 80,000,000 shares authorized,
       57,243,595 and 56,713,352 shares issued and outstanding at
       March 31, 2004 and December 31, 2003, respectively ............................               572,436              567,134
   Additional paid-in capital ........................................................            39,412,621           39,230,210
   Treasury stock ....................................................................               (12,504)             (12,504)
   Accumulated deficit ...............................................................           (37,772,272)         (36,735,152)
                                                                                                ------------         ------------
   Shareholders'equity ...............................................................             2,200,281            3,049,688
                                                                                                ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................................          $  7,866,549         $  7,997,787
                                                                                                ============         ============

                         The accompanying notes are an integral part of these financial statements.

                                                       SIMTEK CORPORATION

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                                                              For the quarters ended March 31,
                                                                                           -----------------------------------------
                                                                                               2004                        2003
                                                                                           ------------                -------------
NET SALES ..................................................................               $  3,498,835                $  3,935,129

     Cost of  sales ........................................................                  2,429,917                   2,486,870
                                                                                           ------------                ------------
GROSS MARGIN ...............................................................                  1,068,918                   1,448,259

OPERATING EXPENSES:
     Design, research and development ......................................                  1,313,260                   1,257,641
     Administrative ........................................................                    277,954                     271,877
     Marketing .............................................................                    456,694                     424,884
                                                                                           ------------                ------------
         Total Operating expenses ..........................................                  2,047,908                   1,954,402
                                                                                           ------------                ------------

LOSS FROM OPERATIONS .......................................................                   (978,990)                   (506,143)
                                                                                           ------------                ------------
OTHER INCOME (EXPENSE):
     Interest income .......................................................                      7,804                       9,626
     Interest expense ......................................................                    (61,125)                    (61,047)
     Other expense, net ....................................................                     (4,810)                       (450)
                                                                                           ------------                ------------

         Total other income (expense) ......................................                    (58,131)                    (51,871)
                                                                                           ------------                ------------

LOSS BEFORE PROVISION FOR INCOME TAXES .....................................                 (1,037,121)                   (558,014)

     Provision for income taxes ............................................                         --                          --
                                                                                           ------------                ------------

NET LOSS ...................................................................               $ (1,037,121)               $   (558,014)
                                                                                           ============                ============
NET LOSS PER COMMON SHARE:
     Basic and diluted EPS .................................................               $       (.02)               $       (.01)
                                                                                           ============                ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted .....................................................                 57,023,653                  54,489,217
                                                                                           ============                ============









                        The accompanying notes are an integral part of these financial statements.

                                                  SIMTEK CORPORATION

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                                    Three Months Ended March 31,
                                                                                                 -----------------------------------
                                                                                                     2004                   2003
                                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ........................................................................           $(1,037,121)           $  (558,014)
     Adjustments to reconcile net loss to net cash provided by
        (used in) operating activities:
           Depreciation and amortization .............................................               116,936                112,117
           Loss on disposal of assets ................................................                13,165                     --
           Amortization of deferred financing costs ..................................                 4,149                  4,149
           Net change in allowance accounts ..........................................                 2,084                 15,849
           Changes in assets and liabilities:
             (Increase) decrease in:
               Accounts receivable ...................................................               (55,625)               214,921
               Inventory .............................................................              (963,716)              (173,673)
               Prepaid expenses and other ............................................                 1,133                 40,226
             Increase (decrease) in:
               Accounts payable ......................................................               982,479                710,984
               Accrued expenses ......................................................               (69,400)               127,829
               Deferred Revenue ......................................................                    --                   (500)
                                                                                                 -----------            -----------

        Net cash provided by (used in) operating activities ..........................            (1,005,916)               493,888
                                                                                                 -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture .............................................               (59,359)              (153,112)
                                                                                                 -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and lines of credit ...................................              (150,000)                    --
     Payments on capital lease obligation ............................................               (35,856)               (32,711)
     Exercise of stock options .......................................................               187,713                  7,980
                                                                                                 -----------            -----------
        Net cash provided by (used in) financing activities ..........................                 1,857                (24,731)
                                                                                                 -----------            -----------
NET INCREASE (DECREASE) IN CASH AND CASH
        EQUIVALENTS ..................................................................            (1,063,418)               316,045
                                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, beginning of period .......................................             3,431,679              3,127,732
                                                                                                 -----------            -----------
CASH AND CASH EQUIVALENTS, end of period .............................................           $ 2,368,261            $ 3,443,777
                                                                                                 ===========            ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases .......................           $        --            $   144,160
                                                                                                 ===========            ===========



                         The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES:

     The financial statements included herein are presented in accordance with the requirements of Form 10-QSB and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-KSB filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included the Annual Report and Form 10-KSB for Simtek Corporation ("Simtek" or the "Company") filed on March 4, 2004 for fiscal year 2003.

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

                                                                      Three Months Ended March 31,
                                                                     ------------------------------
                                                                         2004               2003
                                                                     -----------       ------------
     Net loss as reported                                            $(1,037,121)      $  (558,014)
     Add: stock based compensation included in reported
       net loss                                                                -                 -
     Deduct: Stock-based compensation cost under SFAS 123               (177,186)         (132,092)
                                                                     -----------       ------------

     Pro forma net loss                                              $(1,214,307)      $  (690,106)
                                                                     ===========       ============

     Pro forma basic and diluted net loss per share:
     Pro forma shares used in the calculation of pro forma
     net loss per common share basic and diluted                      57,023,653        54,489,217

     Reported net loss per common share basic and diluted            $      (.02)         $   (.01)
     Pro forma net loss per common share basic and diluted           $      (.02)         $   (.01)


2.   LINE OF CREDIT:

     In April 2003, Simtek's line of credit automatically renewed in the amount of $250,000.


3.   CONVERTIBLE DEBENTURES:

         On July 1, 2002, the Company received $3,000,000 in a financing transaction with BFSUS Special Opportunities Trust Plc, Renaissance US Growth & Investment Trust Plc and Renaissance Capital Growth & Income Fund III, Inc.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(collectively, "RENN Capital") pursuant to a Convertible Loan Agreement. RENN Capital is the agent for the three investment funds. One of the Company's directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the three investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of the Company's common stock. The debentures are convertible into the Company's common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each investment fund to 3,205,128 shares of the Company's outstanding common stock. Through December 31, 2003, the Company was not in compliance with two of the covenants set forth in the loan agreement. On February 27, 2004, the Company received a waiver for one of the covenants and a modification and a waiver to the loan agreement with respect to the other. The waiver and modification are effective through April 1, 2005. The Company is currently in compliance with the modified covenant and estimates that it will remain in compliance in the forthcoming year. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.


4.   GEOGRAPHIC CONCENTRATION:

     Sales of the Company's semiconductor products by location for the three months ended March 31, 2004 and 2003 were as follows (as a percentage of semiconductor product sales only):

                                              Three months ended March 31,
                                              ----------------------------
                                               2004                 2003
                                               ----                 ----

     United States                              41%                  54%
     Europe                                     10%                  10%
     Far East                                   43%                  29%
     All others                                  6%                   7%
                                               ----                 ----
                                               100%                 100%
                                               ====                 ====


5.   BUSINESS SEGMENTS:

     The Company has two reportable segments. One segment designs and produces semiconductor devices for sale into the semiconductor market. The second segment, Q-DOT Group, Inc., which is operated as a wholly-owned subsidiary, specializes in advanced technology research and development for data acquisition, signal processing, imaging and data communications that is supported by government and commercial contracts. Although both segments are managed as part of an integrated enterprise, they are reported herein in a manner consistent with the internal reports prepared for management.

     Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified by segment. Substantially all of the Company's assets are located in the United States of America.

         Description                                     Three Months Ended
                                                         ------------------
                                                              March 31,
                                                              --------
                                                        2004            2003
                                                        ----            ----
         Net Sales:
           Semiconductor Devices                    $2,935,669      $3,424,583
           Government Contracts                        563,166         510,546
                                                    ----------      ----------

           Total                                    $3,498,835      $3,935,129
                                                    ==========      ==========

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Net Profit (Loss):
       Semiconductor Devices                   $(1,066,984)        $ (519,689)
       Government Contracts                         29,863            (38,325)
                                               -----------         ----------

       Total                                   $(1,037,121)        $ (558,014)
                                               ===========         ==========


                                             March 31, 2004    December 31, 2003
                                             --------------    -----------------
     Total Assets:
       Semiconductor Devices                   $7,210,887          $7,302,828
       Government Contracts                       655,662             694,959
                                               ----------          ----------
       Total                                   $7,866,549          $7,997,787
                                               ==========          ==========

                               SIMTEK CORPORATION




ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     The Company has seen a decrease in average selling prices, while unit shipments for its nonvolatile semiconductor memory products have remained essentially flat for the first three months of 2004 as compared to the first three months of 2003. The Company's net revenue was $3,499,000 for the three months ended March 31, 2004 down from the $3,935,000 recorded for the three months ended March 31, 2003. This decrease in revenue was primarily due to a reduction in revenue from the Company's high end industrial and military products and the elimination of revenue generated from the Company's logic products, as a result of the Company's decision to discontinue this product line by the end of 2003.

     The decline in revenue for the three months ended March 31, 2004, along with a decline in gross profit margin and an increase in operating expenses all contributed to an increase in the Company's net loss as compared to the net loss for the three months ended March 31, 2003.


RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the Company's net revenues for semiconductor devices by product markets for the three months ended March 31, 2004 and 2003 (in thousands):

                                            Three Months Ended
                                            ------------------
                                                 March 31,
                                                 ---------
                                     2004          2003       Variance
                                     ----          ----       --------

     Commercial                     $2,500       $2,595       $  (95)
     High-end industrial and
       military                        436          614         (178)
     Logic products                     -           216         (216)
                                    ------       ------       -------
     Total Semiconductor
       Revenue                      $2,936       $3,425       $ (489)
                                    ======       ======       =======


     Commercial revenues decreased by $95,000 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The decrease was primarily due to a decrease in product availability resulting from shifting production to a new wafer fabrication facility.

     High-end industrial and military product revenues accounted for a decrease of $178,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease was due primarily to a slow-down of production related to military contracts.

     Revenues from the Company's logic products decreased by $216,000 for the three months ended March 31, 2004 as compared to the same period in 2003. The decrease was due to the Company's decision to cease sales of logic products effective December 31, 2003.

                               SIMTEK CORPORATION


     Two distributors and one direct customer accounted for approximately 35% of the Company's semiconductor devices product sales for the quarter ended March 31, 2004. Products sold to distributors are sold without significant recourse. Distributors sell the Company's products to various end customers. If one of these distributors was to terminate its relationship with the Company, the Company believes that there would not be a material impact on the Company's product sales.


     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $2,113,000 and $2,245,000 for the three months ended March 31, 2004 and 2003, respectively. These costs reflect an approximate 6% decrease in gross margin percentages for the three months ended March 31, 2004 as compared to the same period in 2003. Actual gross margin percentages for the three months ended March 31, 2004 and March 31, 2003 were 28% and 34% respectively. This decrease was due primarily to a decreased sales of high-end industrial and military products and increased production costs of the Company's 5 volt commercial products.

     During the first three months of 2004, the Company purchased all of its silicon wafers to produce its 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 98% of the Company's semiconductor product revenue. The Company purchased its silicon wafers to produce its 1 megabit nonvolatile static random access memory products built on 0.25 micron technology from Dongbu Anam Semiconductor. Sales of the 1 megabit semiconductor products built on these wafers accounted for approximately 2% of the Company's semiconductor product revenue.

     The Company had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide the Company wafers under the terms defined in this contract the Company does not have a current signed agreement. Chartered closed its wafer fabrication facility #1 where the Company's memory wafers are manufactured, in March 2004. The Company received its final shipments from Chartered's facility #1 at the end of March 2004. The Company is working with Chartered to transfer the process of manufacturing its memory wafers to Chartered's facility #2. However, with this process being transferred to an alternative manufacturing facility, the Company has seen lower than average production yields, which in turn has lowered its gross margins. The Company anticipates receiving qualified silicon wafers from Chartered's facility #2 in time to support product shipments of its nonvolatile semiconductor memory products in the third quarter of 2004. If the Company cannot complete the transfer of manufacturing into facility #2 or if the Company cannot contract with another supplier, this will have a material negative impact on the Company's future revenues and earnings.


     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of the Company's process at Amkor Technology for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the first quarter 2004, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company began shipping samples of its 1 megabit 3 volt nonvolatile semiconductor during the third quarter of 2003. As of April 7, 2004, the Company shipped samples to approximately 120 different customers. During the first quarter of 2004, sales of the Company's 1 megabit 3 volt products accounted for approximately 2% of the Company's revenue.

                               SIMTEK CORPORATION


     Total research and development expenses related to the semiconductor portion of the Company's business were $1,204,000 for the three months ended March 31, 2004 as compared to $1,070,000 for the same period in 2003.

     The $134,000 increase for the three month period was related to increases in payroll and payroll overhead costs of $38,000, product development costs of $200,000 and miscellaneous other expenses of $9,000. These increases were offset by decreases of $90,000 in contract services and a $23,000 decrease in equipment leases, maintenance agreements for software and depreciation. The primary increase in product development costs was due to increase in silicon wafer purchases and reticles for the Company's 1 megabit product and an increase in costs related to the development of datacomm products.


     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $247,000 for the three months ended March 31, 2004 as compared to $225,000 for the same period in 2003.

     The $22,000 increase was due primarily to an increase in professional services, director's compensation, and an increase in payroll costs. Many of these additions were implemented to ensure ongoing compliance with newly enacted regulations resulting from the Sarbanes-Oxley Act.


     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $385,000 for the three months ended March 31, 2004 as compared to $354,000 for the same period in 2003.

     The $31,000 increase was due primarily to an increase in payroll and payroll overhead costs of $40,000, advertising of $16,000 and miscellaneous other expenses of $10,000. These increases were offset by a decrease in sales commissions of approximately $37,000. The increase in payroll and payroll overhead costs was a result of increased headcount and the decrease in sales commissions was a direct result of reduced revenue.


     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of approximately $1,067,000 and $520,000 for the three months ended March 31, 2004 and 2003, respectively, for semiconductor devices. The increase of $547,000 was due primarily to decreased revenue, decreased gross margins and an increase in operating expenses.


     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the Company's net revenues from its government contracts portion of its business for the three months ended March 31, 2004 and 2003 (in thousands):

                               SIMTEK CORPORATION


                                            Three Months Ended
                                            ------------------
                                                 March 31,
                                                 ---------
                                     2004          2003       Variance
                                     ----          ----       --------

     Government Contracts            $563         $ 510         $ 53


     The increase of revenue for the three month period was the result of increased materials and services that were invoiced against development contracts.


     COSTS OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The costs of sales for the government contracts portion of the Company's business were $317,000 and $242,000 for the three months ended March 31, 2004 and March 31, 2003. These were equivalent to gross margin percentages of approximately 44 % and 53%, respectively. The decrease in gross margin percentage was primarily due to an increase in materials and services related to certain contracts which have a minimal profit margin.


     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $109,000 and $188,000 for the three months ended March 31, 2004 and 2003, respectively.

     The $79,000 decrease for the three month period was related to decreases in contract services and payroll and payroll related costs of $70,000 and maintenance agreements for software of $28,000. The decreases were offset by an increase in equipment leases of $19,000.


     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $31,000 and $47,000 for the three months ended March 31, 2004 and 2003, respectively.

     The $16,000 decrease was due to the personnel from the Company's government contract subsidiary not providing as many hours of service to the semiconductor portion of the business.


     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $72,000 and $71,000 for the three months ended March 31, 2004 and 2003, respectively.


     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net income of $30,000 for the three months ended March 31, 2004 as compared to a net loss of $38,000 for the three months ended March 31, 2003 for the government contracts segment. The increase in net income was due primarily to an increased revenue and a decrease research and development costs.


FUTURE RESULTS OF OPERATIONS

     The Company's ability to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new products and by expanding its customer base. The Company is also dependent on

                               SIMTEK CORPORATION


the overall state of semiconductor industry and the demand for semiconductor products by equipment manufacturers.

     The Company is continuing its co-development program with Dongbu Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static random access memories, for stand alone and embedded products. The Company began shipping samples of its new 1 megabit 3 volt nonvolatile semiconductor memory product in September 2003. As of April 7, 2004, the Company had shipped samples to 120 different customers. The Company is currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in the second quarter of 2004. The Company cannot assure you that the Company will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     As of March 31, 2004, the Company had a backlog of unshipped customer orders of approximately $2,631,000 expected to be filled by September 30, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     Chartered closed their wafer fabrication facility #1 in March 2004. The Company has purchased silicon wafers, the raw materials used to produce its nonvolatile semiconductor memory products, from fabrication facility #1. The Company is working with Chartered to transfer the manufacturing process of its memory wafers to Chartered's facility #2. Chartered's facility #2 is newer and more modern than its facility #1, processing 8 inch wafers rather than the older 6 inch wafers that were processed in facility #1. Assuming the transfer can produce memory wafers that meet the Company's specifications, the Company anticipates the transfer to be completed by mid 2004. This would provide uninterrupted supply of its current 0.8 micron family of nonvolatile Static Random Access memory products, and would have no material impact on the Company's ability to support its customers. If the transfer of manufacturing into Chartered's facility #2 is unsuccessful or if the Company cannot contract with another supplier, this will have a material negative impact on the Company's future revenues and earnings.


LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, the Company had net working capital of $4,319,544 as compared to a net working capital of $5,172,301 as of March 31, 2003.

     On November 7, 2003, the Company closed a $1,500,000 equity financing with RENN Capital. In exchange for the $1,500,000, the Company issued 550,661 shares of its common stock to each of the three investment funds for a total of 1,651,982 shares of the Company's common stock. The purchase price was based on the average closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

     On July 1, 2002, the Company received $3,000,000 in a financing transaction RENN Capital pursuant to a Convertible Loan Agreement. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. Through December 31, 20033, the Company was not in compliance with two of the covenants set forth in the loan agreement. On February 27, 2004, the Company received a waiver for one of the covenants and a modification and a waiver to the loan agreement with respect to the other. The waiver and modification are

                               SIMTEK CORPORATION


effective through April 1, 2005. The Company is currently in compliance with the modified covenant and estimates that it will remain in compliance in the forthcoming year. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

     The changes in cash flows for the three months ended March 31, 2004 used in operating activities was primarily the result of a net loss of $1,037,121, which is offset by $116,936 in depreciation and amortization, decreases in prepaid expenses and other and accrued expenses of $1,133 and $69,400, respectively and increases in accounts receivable, inventory and accounts payable of $55,625, $963,716 and $982,479, respectively. The increases in inventory and accounts payable are due to the Company being required to purchase a last time buy of silicon wafers from Chartered's facility #1. The Company received these wafers in March 2004. Management of the Company believes that these silicon wafers will support product sales through the second quarter 2004, at which time management believes it will have an alternate source of supply. The change in cash flows used in investing activities of $59,359 was primarily due to the purchase of equipment required to test the Company's semiconductor products. The change in cash flows provided by financing activities was primarily due to the net effect of payments on a line of credit and capital leases offset by funds received from the exercise of stock options by employees of the Company.

     The change in cash flows for the three months ended March 31, 2003 provided by operating activities was primarily a result of a net loss of $558,014, which is offset by $112,117 in depreciation and amortization, decreases in accounts receivable and prepaid expenses of $214,921 and $40,226, respectively and increases in inventory, accounts payable and accrued expenses of $173,673, $710,984 and $127,829, respectively. The decrease of $214,921 in accounts receivable was directly related to certain customers paying invoices within the Company's terms at the end of first quarter 2003. The increases in inventory of $173,673 and accounts payable of $710,984 were primarily due to the timing of raw materials received within the period and the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable and accrued wages. These increases have occurred due to certain employees foregoing their vacation time until later in 2003. The change in cash flows used in investing activities of $153,112 was primarily due to the purchase of equipment required to test the Company's memory wafers received from Anam Semiconductor and software acquired for research and development activities. The cash flows used in financing activities of $24,731 were due primarily to payments on a capital lease obligation.


Short-term liquidity.

     The Company's cash balance at March 31, 2004 was $2,368,261.

     The Company's future liquidity will depend on its revenue growth and its ability to sell their products at positive gross margins and control of its operating expenses. Over the coming nine months, the Company expects to spend approximately $9,000,000 for operating expenses assuming revenue growth. The Company expects to meet these capital needs from sales revenues and, to the extent it does not have sufficient revenues, from its existing cash reserves.

Long-term liquidity.

     The Company continues to evaluate its long term liquidity. The Company's growth plans may require additional funding from outside sources. The Company is in ongoing discussions with investment banking organizations to ensure access to funds as required.

                               SIMTEK CORPORATION


     The Company is a party to a lease agreement with Baja Properties, LLC as landlord pursuant to which the Company leases approximately 16,000 square feet of space in Colorado Springs, Colorado. The lease is scheduled to expire on February 28, 2013. The Company's monthly rental payment obligation is approximately $16,000.

                               SIMTEK CORPORATION


ITEM 3: CONTROLS AND PROCEDURES
-------------------------------

a)   Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

(b)  Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Matters Submitted to a Vote of Securities Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibit 31        Certification pursuant to Section 302 of the
                               Sarbanes-Oxley Act of 2002

             Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

         During the three months ended March 31, 2004, the Company filed the following reports on Form 8-K:

         Form 8-K filed March 5, 2004 - Item 5: Other information:
         "Press Release dated March 4, 2004, of the Company with respect to the 2003 fourth quarter and year end financial results.

         Form 8-K filed March 24, 2004 - Item 5: Other information: "On March 24, 2004, Simtek Corporation ("Simtek") announced that Dr. Klaus Wiemer and Mr. John Heightley have retired from Simtek's Board of Directors, and that Messrs. Al Stein and Ron Sartore have replaced them. Item 7: Exhibit 99.1, Press release dated March 24, 2004.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMTEK CORPORATION
                                      (Registrant)



May 10, 2004                          By  /s/Douglas Mitchell
                                        ----------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            And Chief Financial Officer (acting)