Form 10QSB
period 2004-06-30
SIMTEK CORP
filed 2004-08-05
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the quarterly period ended June 30, 2004

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Class                                              Outstanding at August 3, 2004
--------------------------------------------------------------------------------

(Common Stock, $.01 par value)                            57,703,387

                               SIMTEK CORPORATION



                                      INDEX

                         For Quarter Ended June 30, 2004

PART 1. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
     ITEM 1

             Consolidated Balance Sheets as of June 30, 2004 and
             December 31, 2003                                                3

             Consolidated Statements of Operations for the three
             months and six months ended June 30, 2004 and 2003               4

             Consolidated Statements of Cash Flows for the six
             months ended June 30, 2004 and 2003                              5

             Notes to Consolidated Financial Statements                     6-8

     ITEM 2

             Management's Discussion and Analysis of Results of
             Operations and Financial Condition                             9-16

     ITEM 3

             Controls and Procedures                                         17

PART II. OTHER INFORMATION

     ITEM 1  Legal Proceedings                                               18

     ITEM 2  Changes in Securities                                           18

     ITEM 3  Defaults upon Senior Securities                                 18

     ITEM 4  Matters Submitted to a Vote of Securities Holders               18

     ITEM 5  Other Information                                               18

     ITEM 6  Exhibits and Reports on Form 8-K                              18-19

SIGNATURES                                                                    20

                                                    SIMTEK CORPORATION

                                                      BALANCE SHEETS

              ASSETS
              ------
                                                                                              June 30, 2004        December 31, 2003
                                                                                              -------------        -----------------
                                                                                               (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .......................................................           $  2,281,642          $  3,431,679
   Certificate of deposit, restricted ..............................................                300,000               300,000
   Accounts receivable - trade, net ................................................              2,156,010             1,923,542
   Inventory, net ..................................................................              1,082,040             1,201,432
   Prepaid expenses and other ......................................................                 60,882               129,554
                                                                                               ------------          ------------
       Total current assets ........................................................              5,880,574             6,986,207

EQUIPMENT AND FURNITURE, net .......................................................                962,276               862,009
DEFERRED FINANCING COSTS ...........................................................                 82,982                91,280
OTHER ASSETS .......................................................................                 45,781                58,291
                                                                                               ------------          ------------

TOTAL ASSETS .......................................................................           $  6,971,613          $  7,997,787
                                                                                               ============          ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable ................................................................           $  1,865,692          $  1,038,634
   Accrued expenses ................................................................                267,832               390,079
   Accrued wages ...................................................................                 50,359                    --
   Line of credit ..................................................................                     --               150,000
   Accrued vacation payable ........................................................                232,196               179,580
   Obligation under capital leases .................................................                 73,775               123,585
                                                                                               ------------          ------------
       Total current liabilities ...................................................              2,489,854             1,881,878

NOTES PAYABLE ......................................................................                  5,000                 5,000
DEBENTURES .........................................................................              3,000,000             3,000,000
OBLIGATION UNDER CAPITAL LEASES ....................................................                 38,497                61,221
                                                                                               ------------          ------------
       Total liabilities ...........................................................              5,533,351             4,948,099

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding ..................................                     --                    --
   Common stock, $.01 par value, 300,000,000 shares authorized,
       57,703,387 and 56,713,352 shares issued and outstanding
       at June 30, 2004 and December 31, 2003, respectively ........................                577,034               567,134
   Additional paid-in capital ......................................................             39,576,270            39,230,210
   Treasury Stock ..................................................................                (12,504)              (12,504)
   Accumulated deficit .............................................................            (38,702,538)          (36,735,152)
                                                                                               ------------          ------------
   Shareholders' equity ............................................................              1,438,262             3,049,688
                                                                                               ------------          ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................................           $  6,971,613          $  7,997,787
                                                                                               ============          ============



                    The accompanying notes are an integral part of these financial statements.

                                                          SIMTEK CORPORATION

                                                       STATEMENTS OF OPERATIONS
                                                              (unaudited)

                                                               Three Months Ended June 30,             Six Months Ended June 30,
                                                             -------------------------------         -----------------------------
                                                                 2004              2003                  2004             2003
                                                                 ----              ----                  ----             ----
NET SALES..................................................  $ 4,004,801       $ 3,419,971           $ 7,503,636      $ 7,355,100

     Cost of  sales........................................    2,547,652         2,433,655             4,977,570        4,920,526
                                                             -----------       -----------           -----------      -----------

GROSS MARGIN...............................................    1,457,149           986,316             2,526,066        2,434,574

OPERATING EXPENSES:
     Design, research and development......................    1,487,002         1,225,502             2,800,261        2,483,142
     Administrative........................................      328,706           204,022               606,660          475,899
     Marketing.............................................      517,827           395,444               974,521          820,327
                                                             -----------        ----------           -----------      -----------

         Total Operating Expenses..........................    2,333,535         1,824,968             4,381,442        3,779,368

NET LOSS FROM OPERATIONS...................................     (876,386)         (838,652)           (1,855,376)      (1,344,794)
                                                             -------------      ----------           -----------      -----------

OTHER INCOME (EXPENSE):
     Interest income.......................................        5,719             7,809                13,523           17,435
     Interest expense......................................      (59,344)          (63,591)             (120,468)        (124,637)
     Other income (expense), net...........................         (255)             (943)               (5,065)          (1,393)
                                                             -----------        -----------          -----------      -----------

         Total other income (expense)......................      (53,880)          (56,725)             (112,010)        (108,595)
                                                             -----------        ----------           -----------      -----------

LOSS BEFORE TAXES..........................................     (930,266)         (895,377)           (1,967,386)      (1,453,389)

     Provision for income taxes............................           --                --                    --               --
                                                             -----------        ----------           -----------      -----------

NET LOSS...................................................  $  (930,266)      $  (895,377)          $(1,967,386)     $(1,453,389)
                                                             ===========       ===========           ===========      ===========

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS.................................  $      (.02)      $      (.02)          $      (.03)     $      (.03)
                                                             ===========       ===========           ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic and diluted.....................................   57,395,172         54,446,394           57,209,142       54,440,139




                    The accompanying notes are an integral part of these financial statements.

                                                      SIMTEK CORPORATION

                                                    STATEMENTS OF CASH FLOWS
                                                           (unaudited)


                                                                                  Six Months Ended June 30,
                                                                             ----------------------------------
                                                                                 2004                  2003
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss............................................................    $(1,967,386)          $(1,453,389)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................        237,511               245,575
           Net change in allowance and reserve accounts..................         81,218                 1,805
           Deferred financing fees.......................................          8,298                 8,298
           Loss on disposal of assets....................................         13,165                    --
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................       (310,350)              313,731
               Inventory.................................................        115,502                 2,451
               Prepaid expenses and other ...............................         68,672               103,737
           Increase (decrease) in:
               Accounts payable..........................................        827,058               152,530
               Accrued expenses..........................................        (18,718)              188,765
               Deferred revenue..........................................             --               (40,500)
               Customer deposits.........................................             --                33,075
                                                                              ----------           -----------
     Net cash used in operating activities...............................       (945,030)             (443,922)
                                                                              ----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ................................       (338,433)             (292,527)
                                                                              ----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and lines of credit.......................       (150,000)                   --
     Payments on capital lease obligation................................        (72,534)              (77,081)
     Exercise of stock options...........................................        355,960                11 470
                                                                              ----------           -----------
     Net cash provided by (used in) by financing activities..............        133,426               (65,611)
                                                                              ----------           -----------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................................................     (1,150,037)             (802,060)
                                                                              ----------           -----------

CASH AND CASH EQUIVALENTS, beginning of period...........................      3,431,679             3,127,732
                                                                              ----------           -----------

CASH AND CASH EQUIVALENTS, end of period.................................    $ 2,281,642           $ 2,325,672
                                                                             ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases               $        --           $   144,160
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

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock options which are granted to its employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the market value of the Company's common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the method of the fair value approach, the Company's net loss and Earnings Per Share ("EPS") would have been adjusted to the pro forma amounts indicated below.

                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                                       June 30,                          June 30,
                                                       --------                          --------
                                                 2004            2003              2004             2003
                                                 ----            ----              ----             ----
Net loss as reported                        $  (930,266)     $  (895,377)      $(1,967,386)     $(1,453,389)
  Add: stock based compensation
   included in reported net loss                      -                -                 -                -
  Deduct: Stock-based compensation
   cost under the fair value approach          (362,114)        (130,018)         (724,227)        (260,037)
                                            -----------      -----------       -----------      -----------

Pro Forma net loss                          $(1,292,380)     $(1,025,395)      $(2,691,613)     $(1,713,426)
                                            ===========      ===========        ----------      -----------

  Pro forma basic and diluted net
   loss per share:
  Pro forma shares used in the
   calculation of pro forma net loss
   per common share basic and diluted        57,395,172       54,446,394        57,209,142       54,440,139

  Reported net loss per common
share basic and diluted                     $      (.02)     $      (.02)      $      (.03)     $      (.03)
  Pro forma net loss per common
share basic and diluted                     $      (.02)     $      (.02)      $      (.05)     $      (.03)


2.   LINE OF CREDIT:

     In April 2004, Simtek renewed its revolving line of credit in the amount of $250,000 on the existing terms of such line of credit.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received $3,000,000 in a financing transaction with BFSUS Special Opportunities Trust Plc, Renaissance US Growth & Investment Trust Plc and Renaissance Capital Growth & Income Fund III, Inc (collectively, "RENN Capital") pursuant to a Convertible Loan Agreement. RENN Capital is the agent for the three investment funds. One of the Company's directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the three investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of the Company's common stock. The debentures are convertible into the Company's common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each investment fund to 3,205,128 shares of the Company's outstanding common stock. Through June 30, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement which covenants relate to the interest coverage ratio and debt to equity ratio. On July 30, 2004, the Company received a waiver for the two covenants through July 1, 2005. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.


4.   GEOGRAPHIC CONCENTRATION:

     Sales of our semiconductor products by location for the three months and six months ended June 30, 2004 and 2003 were as follows (as a percentage of semiconductor product sales only):

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                              2004           2003       2004            2003
                              ----           ----       ----            ----

United States                  26%            29%        32%             39%
Europe                         10%            14%        10%             12%
Far East                       45%            52%        44%             43%
All others                     19%             5%        14%              6%
                              ----           ----       ----            ----
                              100%           100%       100%            100%


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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                 Three Months Ended                  Six Months Ended
                                                 ------------------                  ----------------
                                                       June 30,                          June 30,
                                                       --------                          --------
                                                 2004            2003              2004             2003
                                                 ----            ----              ----             ----
Description

Net Sales:
  Semiconductor Devices                     $3,685,613       $2,907,713        $ 6,621,282      $ 6,332,296
  Government Contracts                         319,188          512,258            882,354        1,022,804
                                            ----------       ----------        -----------      -----------
  Total                                     $4,004,801       $3,419,971        $ 7,503,636      $ 7,355,100

Net Loss:
  Semiconductor Devices                     $ (844,506)      $(862,544)        $(1,911,489)     $(1,382,230)
  Government Contracts                         (85,760)        (32,833)            (55,897)         (71,159)
                                            ----------       ---------         -----------      -----------
  Total                                     $ (930,266)      $(895,377)        $(1,967,386)     $(1,453,389)


                                           June 30, 2004           December 31, 2003
                                           -------------           -----------------
Total Assets:
  Semiconductor Devices                      $6,433,329                $7,302,828
  Government Contracts                          538,284                   694,959
                                             ----------                ----------
  Total                                      $6,971,613                $7,997,787

                               SIMTEK CORPORATION



Item 2:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

OVERVIEW

     The Company has seen an increase in unit shipments for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. The majority of the increase was for large production orders, with competitive bidding, which resulted in a decrease of average selling prices. The Company's net revenue was $7,504,000 for the first six months of 2004 up from $7,355,000 for the comparable period of 2003. The Company's net revenue was $4,005,000 for the second quarter 2004 up from $3,420,000 for the comparable period of 2003. The increases in revenues for the three month and six month periods ending June 30, 2004 as compared to the same periods ended June 30, 2003 were primarily due to increases in demand of the Company's nonvolatile semiconductor memory products. These increases were offset by decreases in the Company's logic product revenue and government research and development revenue. The increase of revenues from the Company's high end industrial and military products was primarily due to completing shipments of the Company's nonvolatile semiconductor memory products against ongoing military contracts. The increase in revenues of the Company's commercial products was due to production increases by the Company's key system manufacturers. The decrease in revenue from the Company's logic products was a result of the Company's decision to discontinue this product line at the end of 2003. The decrease of revenue from the Company's research and development contracts was due to an increase in bid and proposal activities resulting in fewer billable man-hours, along with increased internal research and development expenditures.

     Increased operating expenses had an impact on the Company's profitability for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the Company's net revenues by product markets for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                 Three Months Ended                Six Months Ended
                                    June 30,                          June 30,
                            2004      2003    Variance        2004      2003     Variance
                            ----      ----    --------        ----      ----     --------
Commercial                 $2,908    $2,509    $  399        $5,408    $5,101     $ 307
High-end industrial and
  military                 $  778    $  203    $  575        $1,213    $  816     $ 397
Logic products             $   -     $  196    $ (196)       $    -    $  415     $(415)
                           ------    ------    ------        ------    ------     -----

Total Semiconductor
  Revenue                  $3,686    $2,908    $  778        $6,621    $6,332     $ 289


     Commercial revenues increased by $399,000 and $307,000 for the three and six months ended June 30, 2004, respectively, when compared to the comparable periods in 2003. The increases for the three and six month periods were due to an increase in unit demand of our commercial nonvolatile semiconductor memory products.

                               SIMTEK CORPORATION


     High-end industrial and military product revenues increased by $575,000 and $397,000 for the three and six months ended June 30, 2004, respectively, when compared to the comparable periods in 2003. The increase was primarily due to completing shipments of the Company's nonvolatile semiconductor memory products against on- going military contracts.

     Revenues from our logic products decreased by $196,000 and $415,000 for the three and six months ended June 30, 2004 as compared to 2003, respectively. The decreases were due to a reduction in demand for this product and the Company's decision to eliminate this product line effective December 31, 2003.

     Three distributors accounted for approximately 44% of the Company's semiconductor device product sales for the quarter ended June 30, 2004. Products sold to distributors are re-sold to various end customers.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $2,378,000 and $4,491,000 for the three and six months ended June 30, 2004 as compared with the $2,163,000 and $4,407,000 for the three and six months ended June 30, 2003. These costs reflect an approximate 9% and 2% increase in gross profit margin percentages for the second quarter and six months ended June 30, 2004 as compared to the second quarter and six months ended June 30, 2003. Actual gross profit margin percentages for the second quarter and six month periods ending June 30, 2004 were 35% and 32%, respectively. The increases in gross margin percentages for the three and six month periods were due to an increase in revenue of the Company's high-end industrial and military products, which more than offset increased costs experienced for commercial products.

     The Company purchased all of its silicon wafers to produce its 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 98% of the Company's semiconductor product revenue for each of the three and six month period ended June 30, 2004. The Company purchased its silicon wafers to produce its 1 megabit nonvolatile static random access memory products built on 0.25 micron technology from Dongbu Anam Semiconductor. Sales of the 1 megabit semiconductor products built on these wafers accounted for approximately 2% of the Company's semiconductor product revenue for each of the three and six month period ended June 30, 2004.

     The Company had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide the Company wafers under the terms defined in this contract the Company does not have a current signed agreement with Chartered. In March 2004, Chartered closed its wafer fabrication facility #1 where the Company's memory wafers were manufactured. The Company received its final shipments from Chartered's facility #1 at the end of March 2004. The Company is working with Chartered to transfer the process of manufacturing its memory wafers to Chartered's facility #2. However, with this process being transferred to an alternative manufacturing facility, the Company has seen lower than average production yields, which in turn has lowered its gross margins. The Company anticipates receiving qualified silicon wafers from Chartered's facility #2 in time to support product shipments of its nonvolatile semiconductor memory products in the third quarter of 2004. If the Company cannot complete the transfer of manufacturing into facility #2 this will have a material negative impact on the Company's future revenues and earnings.

     The Company also engaged X-FAB Texas, Inc., of Texas ("X-FAB") to install the Company's nonvolatile semiconductor memory process and currently anticipates receiving material from X-FAB for production shipments during third quarter of 2004. If this activity does not meet production requirements, a negative impact on the Company's future revenues and earnings will result.

                               SIMTEK CORPORATION


     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of the Company's process at Dongbu Anam Semiconductor for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the first six months of 2004, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company began shipping samples of its 1 megabit 3 volt nonvolatile semiconductor during the third quarter of 2003. As of July 15, 2004, the Company shipped samples to approximately 201 different customers. During the three and six months ended June 30, 2004, sales of the Company's 1 megabit 3 volt products accounted for approximately 2% of the Company's revenue.

     Research and development expenses for the three and six month periods ending June 30, 2004 have been directly related to the development and qualification of the Company's family of 0.25 micron nonvolatile semiconductor memory products at Dongbu Anam Semiconductor, the transfer of the Company's 3 volt 256 kilobit nonvolatile semiconductor memory into Chartered's Facility #2, and the transfer of the Company's 5 volt 64 kilobit and 256 kilobit nonvolatile semiconductor memory products into Chartered's Facility #2 and into X- FAB. The Company anticipates that qualification of these products will occur by the end of the third quarter of 2004. Once the qualification is complete, the Company anticipates that its research and development activities will focus on yield improvements of its nonvolatile semiconductor memory products, enhancements to the 1 megabit 3 volt product family, and development of its next-generation 0.18 micron nonvolatile memory process.

     Total research and development expenses related to the semiconductor portion of the Company's business were $1,397,000 and $2,601,000 for the three and six months ended June 30, 2004 compared to $1,050,000 and $2,120,000 for the three and six months ended June 30, 2003.

     The $347,000 increase for the three month period was related to the net between increases in payroll and payroll overhead costs of $72,000, product development costs of $382,000 and qualification costs of $3,000 and reductions in contract engineering services of $64,000, equipment leases, maintenance agreements for software and depreciation of $32,000, and miscellaneous other expenses of $14,000. The increase of $481,000 for the six month period was related to the net between increases in payroll and payroll costs of $109,000, product development costs of $574,000 and qualification costs of $11,000 and reductions in contract engineering services of $152,000, equipment leases, maintenance agreements for software and depreciation of $54,000 and miscellaneous other expenses of $7,000. The primary increase in payroll costs is related to an increase in employee headcount which is required to meet production schedules of our new products. The primary increase in product development costs was due to an increase in silicon wafer purchases and reticles for the Company's 1 megabit products from Dongbu Anam Semiconductor, 64 kilobit and 256 kilobit products from X-FAB and 256 kilobit products from Chartered's wafer fabrication facility #2 and an increase in costs related to the commercial development of datacomm products performed by the Company's Q-DOT subsidiary.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $284,000 and $531,000 for the three and six months ended June 30, 2004 as compared to the $184,000 and $409,000 for the three and six months ended June 30, 2003.

     The $100,000 increase for the three month period was due to increases in accounting and legal fees of $18,000, professional services of $32,000, costs associated with the Company's annual meeting of shareholders of $47,000 and travel and other miscellaneous expenses of $16,000 and a decrease in payroll and payroll overhead costs of $13,000 The $122,000 increase for the six month period

                               SIMTEK CORPORATION


was due to increase in accounting and legal fees of $37,000, professional fees of $45,000, costs associated with the Company's annual meeting of shareholder's of $47,000 and other miscellaneous expenses including travel of $20,000 and a decrease in payroll and payroll overhead costs of $27,000. The increases in legal fees were primarily related to costs incurred in relation to the Company's annual meeting of shareholders. The increase in professional services was primarily due to an increase in fees paid to the Company's Board of Directors and fees paid for financial consulting. The increases in accounting fees were due to increased audit fees related to the Company's registration statements on Form SB-2 that the Company is contractually obligated to file with the Securities and Exchange Commission.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $418,000 and $802,000 for the three and six months ended June 30, 2004 as compared to the $317,000 and $671,000 for the three and six months ended June 30, 2003.

     The $101,000 increase for the three month period ended June 30, 2004 as compared to June 30, 2003 was due primarily to increases in payroll and payroll related costs of $58,000, travel and other miscellaneous expenses of $16,000, sales commissions of $13,000 and advertising expenses of $14,000. The increase of $131,000 for the six month period ended June 30, 2004 as compared to June 30, 2003 was due to increases in payroll and payroll related costs of $73,000, advertising expenses of $31,000, travel and other miscellaneous expenses of $24,000 and sales commissions of $3,000. The increase in payroll and payroll overhead costs was a result of increased headcount and the increase in sales commissions was a direct result of increased revenue.

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $845,000 and $1,911,000 for the three and six months ended June 30, 2004 as compared to a net loss of $863,000 and $1,382,000 for the three and six months ended June 30, 2003. The decrease in net loss for the three month period was due primarily to increased sales and increased gross margin percentages; these increases were offset by increases in operating expenses. The increase in net loss for the six month period was due primarily to increased operating expenses which was offset by increased sales.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the Company's net revenues from its government contracts portion of its business for the three and six months ended June 30, 2004 and 2003 (in thousands):

                                 Three Months Ended               Six Months Ended
                                    June 30,                          June 30,
                            2004      2003    Variance        2004      2003     Variance
                            ----      ----    --------        ----      ----     --------

Government Contracts       $319      $512      $(193)        $882      $1,023     $(141)

     The decrease of revenue for the three and six month periods ending June 30, 2004 as compared to the same periods in 2003 was the result of an increase in employee hours dedicated to bid and proposals resulting in reduced direct labor charges against government contracts, along with increased research and development expenditures committed to internal product developments.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The cost of sales for the government contracts portion of the Company's business was $170,000 and $486,000 for the three and six months ended June 30, 2004 as compared to the $271,000 and $513,000 for the same periods in 2003. This was equivalent to gross margin percentages of 47% and 45% for the three and six months ended June 30, 2004 as compared to gross margin percentages of 47% and

                               SIMTEK CORPORATION


50% for the same periods in 2003. The decreases in gross margin percentages for the six month period was primarily due to an increase in non-direct labor which could not be billed as revenue.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $90,000 and $199,000 for the three and six months ended June 30, 2004 compared to $175,000 and $363,000 for the three and six months ended June 30, 2003.

     The $85,000 decrease for the three months ended June 30, 2004 as compared to the same period in 2003 was related to a $50,000 decrease in employment related expenses, a decrease of $31,000 in software maintenance contracts and a $4,000 decrease in miscellaneous expenses. The $164,000 decrease for the six month period ending June 30, 2004 as compared to the same period in 2003 was related to decreases of $96,000 in employment related expenses, $51,000 in software maintenance contracts and equipment leases and $17,000 in miscellaneous expenses. The decreases in employment related expenses apportioned to government contracts, for the three and six month period were primarily due to labor that was performed toward commercial product development for the semiconductor portion of the business. These expenses were transferred to the semiconductor portion of the business.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $45,000 and $76,000 for the three and six months ended June 30, 2004 as compared to the $20,000 and $67,000 for the three and six months ended June 30, 2003.

     The $25,000 increase for the three months ended June 30, 2004 compared to the same period in 2003 was primarily due to an increase in employment related expenses. The increase of $9,000 for the six months ended June 30, 2004 as compared to the same period in 2003 was primarily due to a $9,000 increase in employment related expenses. The increase in employment related expenses was due primarily to a decrease in labor transferred to the semiconductor portion of the business.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $100,000 and $172,000 for the three and six months ended June 30, 2004 as compared to the $78,000 and $149,000 for the three and six months ended June 30, 2003.

     The increases of $22,000 and $23,000 for the three and six month periods ended June 30, 2004 as compared to June 30, 2003 were primarily due to increased bid and proposal activities.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net loss of $86,000 and $56,000 for the three and six months ended June 30, 2004 as compared to a net loss of $33,000 and $71,000 for the three and six months ended June 30, 2003. The decreases in net income were primarily due to indirect overhead costs, such as bid and proposal activities and increased research and development expenses committed to internal product development, that could not be billed to specific government contracts.

FUTURE RESULTS OF OPERATIONS

     The Company's ability to be profitable will depend primarily on its ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new

                               SIMTEK CORPORATION


products and by expanding its customer base. The Company is also dependent on the overall state of semiconductor industry and the demand for semiconductor products by equipment manufacturers.

     The Company is continuing its co-development program with Dongbu Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital CMOS fabrication line. The module will incorporate silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static random access memories, for stand alone and embedded products. The Company began shipping samples of its new 1 megabit 3 volt nonvolatile semiconductor memory product in September 2003. As of July 15, 2004, the Company had shipped samples to 201 different customers. The Company is currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in the third quarter of 2004. The Company cannot assure you that the Company will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     As of June 30, 2004, the Company had a backlog of unshipped customer orders of approximately $2,398,000 expected to be filled by December 31, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     Chartered closed its wafer fabrication facility #1 in March 2004. The Company has purchased silicon wafers, the raw materials used to produce its nonvolatile semiconductor memory products, from fabrication facility #1. The Company is working with Chartered to transfer the manufacturing process of its memory wafers to Chartered's facility #2. Chartered's facility #2 is newer and more modern than its facility #1, processing 8 inch wafers rather than the older 6 inch wafers that were processed in facility #1. As of June 30, 2004, the Company had received production wafers from Chartered's facility #2 suitable for customer shipments. This should provide uninterrupted supply of its current 256 kilobit 3 volt 0.8 micron family of nonvolatile Static Random Access memory products, and should have no material impact on the Company's ability to support its customers. If production yields or wafer availability from Chartered's facility #2 do not meet the Company's production requirements, this may have a material negative impact on the Company's future revenues and earnings.

     The Company has also engaged X-FAB to install the Company's nonvolatile semiconductor memory process and currently anticipates receiving material from X-FAB for production shipments during third quarter of 2004. If this activity does not meet production requirements, a negative impact on the Company's future revenues and earnings will result.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had net working capital of $3,390,720 as compared to a net working capital of $1,241,933 as of June 30, 2003.

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

                               SIMTEK CORPORATION


     On July 1, 2002, the Company received $3,000,000 in a financing transaction with RENN Capital pursuant to a Convertible Loan Agreement. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. Through June 30, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement which covenants relate to the interest coverage ratio and debt to equity ratio. On July 30, 2004, the Company received a waiver for the two covenants through July 1, 2005. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

     The change in cash flows for the six months ended June 30, 2004 provided by operating activities was primarily a result of a net loss of $1,967,386, which is offset by $237,511 in depreciation and amortization, decreases in inventory, prepaid expenses and accrued expenses of $115,502, $68,672, and $18,718, respectively and increases in allowance accounts, accounts receivable and accounts payable of $81,218, $310,350 and $827,058, respectively. The increase of $310,350 in accounts receivable was directly related to increased revenue in June 2004. The $827,058 increase in accounts payable was due to extended payment terms received from one of our suppliers; the extended payment terms end in July 2004. The decrease in inventory of $115,502 was primarily due to the timing of depleting the products produced from raw materials received from Chartered's wafer fabrication facility #1 and the replenishing of these products with raw materials received from either Chartered's wafer fabrication facility #2 or X-FAB. The change in cash flows used in investing activities of $338,433 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and reticles required to produce our wafers. The change in cash flows provided by financing activities of $133,426 was primarily due to the net effect of payments on a line of credit and capital leases offset by funds received from the exercise of stock options by employees of the Company.

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

Short-term liquidity.

     The Company's cash balance at June 30, 2004 was $2,281,642.

     The Company's future liquidity will depend on its revenue growth and its ability to sell its products at positive gross margins and control of its operating expenses. Over the coming six months, the Company expects to spend approximately $4,100,000 for operating expenses assuming revenue growth. The Company expects to meet these capital needs from sales revenues and, to the extent it does not have sufficient revenues, from its existing cash reserves.

Long-term liquidity.

     The Company continues to evaluate its long term liquidity. The Company's growth plans may require additional funding from outside sources. The Company is in ongoing discussions with investment banking organizations and potential lenders to ensure access to funds as required.

                               SIMTEK CORPORATION


     The Company is a party to a lease agreement with Baja Properties, LLC as landlord pursuant to which the Company leases approximately 16,000 square feet of space in Colorado Springs, Colorado. The lease is scheduled to expire on February 28, 2013. The Company's monthly rental payment obligation is approximately $16,000.

                               SIMTEK CORPORATION


ITEM 3:  CONTROLS AND PROCEDURES
--------------------------------

a)   Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer, president and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

(b)  Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Matters Submitted to a Vote of Securities Holders

On May 24, 2004, we held an annual meeting of our shareholders to vote on the following proposals:

          a. Amendment to our Articles of Incorporation to increase the number of authorized shares of common stock: The proposal was approved by the vote of our shareholders with holders representing 44,893,157 shares voting for the proposal, holders representing 1,691,723 shares voting against the proposal and holders representing 82,790 shares abstaining.

          b. Election of Directors: Mr. Douglas Mitchell was re-elected by the vote of our shareholders with holders representing 46,466,729 shares voting for Mr. Mitchell and holders representing 200,941 shares withheld from voting. Dr. Robert Keeley was re-elected by the vote of our shareholders with holders representing 46,444,194 shares voting for Dr. Keeley and holders representing 223,476 shares withheld from voting.

          c. Ratification of selection of Hein & Associates, LLP as our auditors for 2004: The proposal was approved by the vote of our shareholders with holders representing 45,807,138 shares voting for the proposal, holders representing 118,852 shares voting against the proposal and holders representing 741,680 shares abstaining.

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          Form 8-K filed April 8, 2004 - Item 5: Other information: Press Release of Simtek Corporation, dated April 7, 2004, announcing its outlook for 2004 and the status of a new product rollout.

          Form 8-K filed April 27, 2004 - Item 5: Other information: Press Release, dated April 23, 2004, with respect to Shareholder Meeting.

          Form 8-K filed May 11, 2004 - Item 5: Other information: Press Release, dated May 10, 2004, Simtek Reports First Quarter 2004 Financial Results.

          Form 8-K filed June 2, 2004 - Item 5: Other information: On May 27, 2004, Simtek Corporation amended its Amended and Restated Articles of Incorporation to increase the number of authorized shares. Item 7:
          Financial Statements and Exhibits: Exhibit number 3.1 "Articles of

                               SIMTEK CORPORATION


          Amendment to the Amended and Restated Articles of Incorporation of Simtek Corporation.

          Form 8-K filed June 16, 2004 - Item 5: Other information: Press Release, dated June 15, 2004, Simtek Updates Investors for 2004 Revenue and New Product Developments.

                               SIMTEK CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIMTEK CORPORATION
                                      (Registrant)



August 5, 2004                        By  /s/Douglas Mitchell
                                        ----------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (Acting)