Form 10QSB
period 2004-09-30
SIMTEK CORP
filed 2004-11-04
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               For the quarterly period ended September 30, 2004

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
            Yes  X       No
                ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class                                            Outstanding at October 29, 2004
--------------------------------------------------------------------------------


(Common Stock, $.01 par value)                            62,863,346

                               SIMTEK CORPORATION



                                      INDEX

                      For Quarter Ended September 30, 2004

PART 1. FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
     ITEM 1

       Condensed Consolidated Balance Sheets as of September 30, 2004
       and December 31, 2003                                                  3

       Condensed Consolidated Statements of Operations for the
       three months and nine months ended September 30, 2004 and 2003         4

       Condensed Consolidated Statements of Cash Flows for the nine
       months ended September 30, 2004 and 2003                               5

       Notes to Condensed Consolidated Financial Statements                  6-8

     ITEM 2

       Management's Discussion and Analysis of Results of
       Operations and Financial Condition                                   9-17

     ITEM 3       Controls and Procedures                                    18

PART II. OTHER INFORMATION

     ITEM 1       Legal Proceedings                                          19

     ITEM 2       Changes in Securities                                      19

     ITEM 3       Defaults upon Senior Securities                            19

     ITEM 4       Matters Submitted to a Vote of Securities Holders          19

     ITEM 5       Other Information                                          19

     ITEM 6       Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                                   20



                                              SIMTEK CORPORATION

                                     CONDENSED CONSOLIDATED BALANCE SHEETS

              ASSETS
              ------
                                                                                 September 30, 2004      December 31, 2003
                                                                                 ------------------      -----------------
                                                                                      (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents...............................................         $ 1,705,387             $ 3,431,679
   Certificate of deposit, restricted......................................             300,000                 300,000
   Accounts receivable - trade, net........................................           1,204,716               1,923,542
   Inventory, net ........................................................           1,295,013               1,201,432
   Prepaid expenses and other..............................................             107,560                 129,554
                                                                                    -----------             -----------
       Total current assets................................................           4,612,676               6,986,207

EQUIPMENT AND FURNITURE, net...............................................             819,955                 862,009
DEFERRED FINANCING COSTS...................................................              78,833                  91,280
OTHER ASSETS...............................................................              39,720                  58,291
                                                                                    -----------             -----------

TOTAL ASSETS...............................................................         $ 5,551,184             $ 7,997,787
                                                                                    ===========             ===========
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable ......................................................          $ 1,903,905             $ 1,038,634
   Accrued expenses........................................................             313,832                 390,079
   Accrued wages...........................................................              19,011                       -
   Line of credit ........................................................                    -                 150,000
   Accrued vacation payable................................................             211,902                 179,580
   Obligation under capital leases.........................................              49,927                 123,585
                                                                                    -----------             -----------
       Total current liabilities...........................................           2,498,577               1,881,878

NOTES PAYABLE..............................................................                   -                   5,000
DEBENTURES................................................................           3,000,000               3,000,000
OBLIGATION UNDER CAPITAL LEASES............................................              25,856                  61,221
                                                                                    -----------             -----------
       Total liabilities...................................................           5,524,433               4,948,099

SHAREHOLDERS' EQUITY:
   Preferred stock, $1.00 par value, 2,000,000 shares
       authorized and none issued and outstanding ........................                    -                       -
   Common stock, $.01 par value, 300,000,000 shares authorized,
       57,703,387 and 56,713,352 shares issued and outstanding
       at September 30, 2004 and December 31, 2003, respectively...........             577,034                 567,134
   Additional paid-in capital..............................................          39,576,270              39,230,210
   Treasury Stock..........................................................             (12,504)                (12,504)
   Accumulated deficit.....................................................         (40,114,049)            (36,735,152)
                                                                                    -----------             -----------
   Shareholders' equity....................................................              26,751               3,049,688
                                                                                    -----------             -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................         $ 5,551,184             $ 7,997,787
                                                                                    ===========             ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                  SIMTEK CORPORATION

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (unaudited)

                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                          --------------------------------        -------------------------------
                                                              2004                2003                 2004            2003
                                                              ----                ----                 ----            ----
NET SALES............................................       $ 2,877,575       $ 3,422,039          $10,381,210       $10,777,139

     Cost of  sales..................................         2,123,753         2,303,117            7,101,323         7,223,644
                                                            -----------       -----------          -----------       -----------

GROSS MARGIN.........................................           753,822         1,118,922            3,279,887         3,553,495

OPERATING EXPENSES:
     Design, research and development................         1,448,876           985,755            4,249,136         3,468,898
     Administrative..................................           226,768           216,749              833,428           692,647
     Marketing.......................................           435,568           380,105            1,410,089         1,200,432
                                                            -----------       -----------          -----------       -----------

         Total Operating Expenses....................         2,111,212         1,582,609            6,492,653         5,361,977

NET LOSS FROM OPERATIONS.............................        (1,357,390)         (463,687)          (3,212,766)       (1,808,482)
                                                            -----------       -----------          -----------       -----------

OTHER INCOME (EXPENSE):
     Interest income.................................             5,655             5,177               19,178            22,613
     Interest expense................................           (58,889)          (64,724)            (179,357)         (189,360)
     Other income (expense), net.....................              (887)           10,092               (5,952)            8,699
                                                            -----------       -----------          -----------       -----------

         Total other income (expense)................           (54,121)          (49,455)            (166,131)         (158,048)
                                                            -----------       -----------          -----------       -----------

LOSS BEFORE TAXES....................................        (1,411,511)         (513,142)          (3,378,897)       (1,966,530)

     Provision for income taxes......................                 -                 -                    -                 -
                                                            -----------       -----------          -----------       -----------

NET LOSS.............................................       $(1,411,511)      $  (513,142)         $(3,378,897)      $(1,966,530)
                                                            ===========       ===========          ===========       ===========
NET LOSS PER COMMON SHARE:
     Basic and diluted EPS..........................        $      (.02)      $      (.01)         $      (.06)      $      (.04)
                                                            ===========       ===========          ===========       ===========
WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING:
     Basic and diluted..............................         57,703,387        54,648,069           57,375,272        54,510,142




            The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                       SIMTEK CORPORATION

                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2004                  2003
                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss  .........................................................        $(3,378,897)          $(1,966,530)
     Adjustments to reconcile net loss to net cash used in
         operating activities:
           Depreciation and amortization.................................            356,344               361,271
           Net change in allowance and reserve accounts..................             33,124                   988
           Deferred financing fees.......................................             12,447                12,447
           Loss on disposal of assets....................................             75,110                     -
           Changes in assets and liabilities:
           (Increase) decrease in:
               Accounts receivable.......................................            706,115               692,510
               Inventory.................................................           (103,754)             (166,239)
               Prepaid expenses and other ..............................             21,994               113,320
           Increase (decrease) in:
               Accounts payable..........................................            865,271              (390,351)
               Accrued expenses..........................................            (40,151)              137,878
               Deferred revenue..........................................                  -               (40,500)
                                                                                 -----------           -----------
        Net cash used in operating activities............................         (1,452,397)           (1,245,206)
                                                                                 -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ...............................           (370,831)             (402,795)
                                                                                 -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings on notes payable and lines of credit.....................                  -               250,000
     Payments on notes payable and lines of credit.......................           (150,000)                  (47)
     Payments on capital lease obligation................................           (109,024)             (111,187)
     Exercise of stock options...........................................            355,960               150,703
                                                                                 -----------           -----------
     Net cash provided by financing activities...........................             96,936               289,469
                                                                                 -----------           -----------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS........................................................         (1,726,292)           (1,358,532)
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, beginning of period...........................          3,431,679             3,127,732
                                                                                 -----------           -----------

CASH AND CASH EQUIVALENTS, end of period.................................        $ 1,705,387           $ 1,769,200
                                                                                 ===========           ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases...........        $         -           $   144,160
                                                                                 ===========           ===========
     Cash paid for interest..............................................        $   179,357           $   188,447
                                                                                 ===========           ===========


      The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year.

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

                                                           Three Months Ended                  Nine Months Ended
                                                           ------------------                  -----------------
                                                             September 30,                       September 30,
                                                             -------------                       -------------
                                                          2004            2003                2004           2003
                                                          ----            ----                ----           ----
Net loss as reported                                 $(1,411,511)     $  (513,142)        $(3,378,897)    $(1,966,530)
  Add: stock based compensation
included in reported net loss                                  -                -                   -               -
  Deduct: Stock-based compensation
cost under the fair value approach                      (208,621)        (130,018)           (625,864)       (390,055)
                                                     -----------      -----------         -----------     -----------

Pro Forma net loss                                   $(1,620,132)     $  (643,160)        $(4,004,761)    $(2,356,585)
                                                     ===========      ===========         ===========     ===========

Pro forma basic and diluted net loss per share:
Pro forma shares used in the
  calculation of pro forma net loss
  per common share basic and diluted                  57,703,387       54,648,069          57,375,272      54,510,142

  Reported net loss per common
share basic and diluted                              $      (.02)     $      (.01)        $      (.06)    $     (.04)
  Pro forma net loss per common
share basic and diluted                              $      (.03)     $      (.01)        $      (.07)    $     (.04)

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   LINE OF CREDIT:

     In April 2004, Simtek renewed its revolving line of credit in the amount of $250,000 on the existing terms of such line of credit. In September, 2004, Simtek's revolving line of credit was canceled.


3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received $3,000,000 in a financing transaction with BFSUS Special Opportunities Trust Plc, Renaissance US Growth & Investment Trust Plc and Renaissance Capital Growth & Income Fund III, Inc (collectively, "RENN Capital") pursuant to a Convertible Loan Agreement. RENN Capital is the agent for the three investment funds. One of the Company's directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the three investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of the Company's common stock. The debentures are convertible into the Company's common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each investment fund to 3,205,128 shares of the Company's outstanding common stock. Through September 30, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement which covenants relate to the interest coverage ratio and debt to equity ratio. On October 28, 2004, the Company received a waiver for the two covenants through October 1, 2005. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

4.   GEOGRAPHIC CONCENTRATION:

     Sales of the Company's semiconductor products by location for the three months and nine months ended September 30, 2004 and 2003 were as follows (as a percentage of semiconductor product sales only):

                           Three Months Ended             Nine Months Ended
                              September 30,                  September 30,
                           2004           2003            2004            2003
                           ----           ----            ----            ----

         United States      34%            34%             33%             37%
         Europe              9%            11%             10%             12%
         Far East           51%            50%             46%             45%
         All others          6%             5%             11%              6%
                           ----           ----            ----            ----
                           100%           100%            100%            100%


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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Transactions between reportable segments are recorded at cost. Substantially all operating expenses are identified per each segment. Substantially all of the Company's assets are located in the United States of America.


                                      Three Months Ended                Nine Months Ended
                                         September 30,                    September 30,
                                      2004          2003               2004           2003
                                      ----          ----               ----           ----
Description

Net Sales:
  Semiconductor Devices           $ 2,445,916    $2,858,818        $ 9,067,197    $ 9,191,114
  Government Contracts                431,659       563,221          1,314,013      1,586,025
                                  -----------    ----------        -----------     ----------
  Total                           $ 2,877,575    $3,422,039        $10,381,210    $10,777,139

Net Profit (loss):
  Semiconductor Devices           $ (1,512,991)  $ (530,570)       $(3,424,480)   $(1,912,800)
  Government Contracts                 101,480       17,428             45,583        (53,730)
                                  ------------   ----------        -----------     ----------
  Total                           $ (1,411,511)  $ (513,142)       $(3,378,897)   $(1,966,530)


                                  September 30, 2004     December 31, 2003
                                  ------------------     -----------------
Total Assets:
  Semiconductor Devices               $4,916,265             $7,302,828
  Government Contracts                   634,919                694,959
                                      ----------             ----------
  Total                               $5,551,184              7,997,787


6.  SUBSEQUENT EVENTS:

     On October 12, 2004, the Company closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, the Company issued 4,127,967 shares of its common stock to SF Capital Partners, Ltd, 515,996 shares of its common stock to Bluegrass Growth Fund LP and 515,996 shares of its common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of the Company's common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 386,997 shares of the Company's common stock.

                               SIMTEK CORPORATION


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

OVERVIEW

     The Company has seen a decrease in unit shipments for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Unit shipments for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 saw a slight increase. The decrease in unit shipments for the three month period was due to a decrease in product availability, due primarily to the Company's transition from its long term wafer fabrication facility to a new wafer fabrication facility. The Company's net revenue was $2,900,000 for the three months ended September 30, 2004 down from the $3,400,000 for the comparable period of 2003. This decrease was due primarily to decreased product availability and an approximate 30% decrease in revenue from the research and development contracts portion of the Company's business. The Company's net revenue was $10,400,000 for the nine months ended September 30, 2004 as compared to $10,800,000 for the comparable period of 2003. The decrease in revenue was due to the elimination of revenue from the Company's logic products and an approximate 21% decrease in revenue from the research and development contacts portion of the Company's business. The loss of revenue from the Company's logic products was offset by an increase in revenue from the Company's high end industrial and military products. The loss of revenue from the Company's logic products was a result of the Company's decision to discontinue this product line at the end of 2003. The decrease of revenue for the three and nine month periods ending September 30, 2004 as compared to the same periods in 2003 was the result of a decrease in billable labor and a decrease in materials billed against certain government contracts and an increase in research and development expenditures committed to internal product developments.

     Increased operating expenses had an impact on the Company's profitability for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

RESULTS OF OPERATIONS:

     REVENUES - SEMICONDUCTOR DEVICES.

     The following table sets forth the Company's net revenues by product markets for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                               Three Months Ended              Nine Months Ended
                                  September 30,                  September 30,
                            2004     2003    Variance      2004     2003    Variance
                            ----     ----    --------      ----     ----    --------
Commercial                 $1,836   $2,243   $ (407)      $7,243   $7,344    $(101)
High-end industrial
  and military             $  610   $  424   $  186       $1,824   $1,240    $ 584
Logic products             $   -    $  192   $ (192)      $    -   $  607    $(607)
                           ------   ------   -------      ------   ------    -----

Total Semiconductor
  Revenue                  $2,446   $2,859   $ (413)      $9,067   $9,191    $(124)


     Commercial revenues decreased by $407,000 and $101,000 for the three and nine months ended September 30, 2004, respectively, when compared to the comparable periods in 2003. The decreases for the three and nine month periods were due to a decrease in product availability of the Company's commercial nonvolatile semiconductor memory products.

                               SIMTEK CORPORATION



     High-end industrial and military product revenues increased by $186,000 and $584,000 for the three and nine months ended September 30, 2004, respectively, when compared to the comparable periods in 2003. The increase was primarily due to completing shipments of the Company's nonvolatile semiconductor memory products against on-going military contracts.

     Revenues from the Company's logic products decreased by $192,000 and $607,000 for the three and nine months ended September 30, 2004 as compared to 2003, respectively. The decreases were due to a reduction in demand for this product and the Company's decision to eliminate this product line effective December 31, 2003.

     Two distributors and two direct customers accounted for approximately 50% of the Company's semiconductor device product sales for the quarter ended September 30, 2004. Products sold to distributors are re-sold to various end customers.

     COST OF SALES AND GROSS MARGIN - SEMICONDUCTOR DEVICES

     The Company recorded cost of sales for semiconductor devices of $1,950,000 and $6,441,000 for the three and nine months ended September 30, 2004 as compared with the $1,984,000 and $6,391,000 for the three and nine months ended September 30, 2003. These costs reflect an approximate 10% and 2% decrease in gross profit margin percentages for the third quarter and nine months ended September 30, 2004 as compared to the third quarter and nine months ended September 30, 2003. Actual gross profit margin percentages for the third quarter and nine month periods ending September 30, 2004 were 20% and 29%, respectively. The decreases in gross margin percentages for the three and nine month periods were due to an increase in production costs.

     The Company purchased all of its silicon wafers to produce its 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered Semiconductor Manufacturing Plc. ("Chartered") of Singapore to support sales of its nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 97% of the Company's semiconductor product revenue for each of the three and nine month periods ending September 30, 2004. The Company purchased its silicon wafers to produce its 1 megabit nonvolatile static random access memory products built on 0.25 micron technology from Dongbu Anam Semiconductor. Sales of the 1 megabit semiconductor products built on these wafers accounted for approximately 3% of the Company's semiconductor product revenue for each of the three and nine month periods ended September 30, 2004.

     The Company had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide the Company wafers under the terms defined in this contract the Company does not have a current signed agreement with Chartered. In March 2004, Chartered closed its wafer fabrication facility #1 where the Company's memory wafers were manufactured. The Company received its final shipments from Chartered's facility #1 at the end of March 2004. The Company has been working with Chartered to transfer the process of the manufacturing of its memory wafers to Chartered's facility #2. The Company began receiving its memory wafers manufactured in Facility #2 in the late second quarter of 2004 and through the third quarter 2004. However, with this process being transferred to an alternative manufacturing facility, the Company has seen lower than average production yields, which in turn has lowered its gross margins. The Company is continuing to work with Chartered to improve its production yields. If the Company cannot improve its production yields, it will have a material negative impact on the Company's future revenues and earnings.

     Through the middle of the third quarter of 2004, the Company was engaged with X-FAB Texas, Inc. ("X-FAB") of Texas to install the Company's nonvolatile semiconductor memory process. Due to a lack of the Company's and X-FAB's

                               SIMTEK CORPORATION


resources required to install the Company's nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, the Company ceased the installation of its nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     The Company believes that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, the Company's research and development department has been focusing its efforts on developing a 3 volt 256 kilobit nonvolatile semiconductor memory and the installation of the Company's process at Dongbu Anam Semiconductor for the development of a 1 megabit 3 volt nonvolatile semiconductor memory. During the first nine months of 2004, the Company continued to see increased demand for its 3 volt 256 kilobit nonvolatile semiconductor memories. Development of the 1 megabit 3 volt nonvolatile semiconductor memory is continuing and the Company began shipping samples of its 1 megabit 3 volt nonvolatile semiconductor during the third quarter of 2003. During the third quarter of 2004, the Company began receiving initial production orders. Sales of the Company's 1 megabit 3 volt products accounted for approximately 3% of the Company's revenue for the three and nine months ended September 30, 2004.

     Research and development expenses for the three and nine month periods ending September 30, 2004 have been directly related to the development and qualification of the Company's family of 0.25 micron nonvolatile semiconductor memory products at Dongbu Anam Semiconductor, the transfer of the Company's 3 volt 256 kilobit nonvolatile semiconductor memory into Chartered's facility #2, and the transfer of the Company's 5 volt 64 kilobit and 256 kilobit nonvolatile semiconductor memory products into Chartered's facility #2 and into X-FAB. In August 2004, the Company stopped its transfer of the Company's 5 volt 64 kilobit and 5 volt 256 kilobit nonvolatile semiconductor memory into X-FAB. The Company qualified and began shipping its 3 volt 256 kilobit nonvolatile semiconductor memory product built on silicon wafers received from Chartered's facility #2 in the third quarter of 2004. The Company began shipping its 5 volt 256 kilobit nonvolatile semiconductor memory products, tested to production requirements on a provisional qualification, built on silicon wafers received from Chartered's facility #2 in the third quarter of 2004. The Company's research and development activities related to the 3 volt 256 kilobit nonvolatile semiconductor memory product have been redirected to yield improvement. The Company anticipates that qualification of the 0.25 micron nonvolatile semiconductor memory products from Dongbu Anam Semiconductor and the 5 volt 64 kilobit and 5 volt 256 kilobit nonvolatile semiconductor memory products from Chartered's facility #2 will be completed early in the fourth quarter of 2004. While the qualification of these products is nearing completion, the Company's research and development activities have begun focusing more of its efforts on yield improvements of its
0.25 micron product family and 5 volt 64 kilobit and 5 volt 256 kilobit nonvolatile semiconductor product family memory products, enhancements to the 1 megabit 3 volt product family, and development of its next-generation 0.18 micron nonvolatile memory process.

     Total research and development expenses related to the semiconductor portion of the Company's business were $1,397,000 and $3,999,000 for the three and nine months ended September 30, 2004 compared to $917,000 and $3,037,000 for the three and nine months ended September 30, 2003.

     The $480,000 increase in research and development expenses for the three month period was related to increases in payroll and payroll overhead costs of $84,000, product development costs of $334,000, equipment leases, maintenance agreements for software and depreciation of $44,000, qualification costs of $9,000 and miscellaneous expenses of $9,000. The increase of $962,000 for the nine month period was related to the net between increases in payroll and payroll costs of $193,000, product development costs of $908,000, qualification costs of $19,000 and a decrease in contract engineering services of $158,000. The primary increase in payroll costs is related to an increase in employee headcount which is required to meet production schedules of the Company's new products. The primary increase in product development costs was due to an increase in silicon wafer purchases, reticles, assembly and testing of the Company's 1 megabit products from Dongbu Anam Semiconductor, 64 kilobit and 256

                               SIMTEK CORPORATION


kilobit products from X-FAB and 64 kilobit and 256 kilobit products from Chartered's wafer fabrication facility #2 and an increase in costs related to the commercial development of datacomm products performed by the Company's Q-DOT subsidiary. The increase in product development costs included a one-time write off of capital purchases, of approximately $61,000, related to the development at X-FAB that ended in August 2004. The increase of $44,000 in equipment leases, maintenance agreements for software and depreciation for the three month period was due primarily to the renewal of maintenance agreements for software.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of the Company's business were $198,000 and $729,000 for the three and nine months ended September 30, 2004 as compared to the $170,000 and $579,000 for the three and nine months ended September 30, 2003.

     The $28,000 increase for the three month period was due to increases in accounting and legal fees of $9,000, professional services of $12,000 and payroll and payroll overhead costs of $7,000. The $150,000 increase for the nine month period was due to increases in accounting and legal fees of $45,000, professional fees of $57,000, costs associated with the Company's annual meeting of shareholder's of $47,000 and other miscellaneous expenses including travel of $21,000 and a decrease in payroll and payroll overhead costs of $20,000. The increases in legal fees were primarily related to costs incurred in relation to the Company's annual meeting of shareholders and increased legal fees related to the Company's registration statements on Form SB-2 that the Company is contractually obligated to file with the Securities and Exchange Commission. The increase in professional services was primarily due to an increase in fees paid to the Company's Board of Directors and fees paid for financial consulting. The increases in accounting fees were due to increased audit fees related to the Company's registration statements on Form SB-2.

     MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of the Company's business were $359,000 and $1,161,000 for the three and nine months ended September 30, 2004 as compared to the $270,000 and $941,000 for the three and nine months ended September 30, 2003.

     The $89,000 increase for the three month period ended September 30, 2004 as compared to September 30, 2003 was due primarily to increases in payroll and payroll related costs of $72,000, travel and other miscellaneous expenses of $8,000 and advertising expenses of $13,000, offset by a decrease in sales commissions of $4,000. The increase of $220,000 for the nine month period ended September 30, 2004 as compared to September 30, 2003 was due to increases in payroll and payroll related costs of $172,000, advertising expenses of $40,000 and travel and other miscellaneous expenses of $26,000, offset by a decrease in sales commissions of $18,000. The increase in payroll and payroll overhead costs was a result of increased headcount.

     NET LOSS - SEMICONDUCTOR DEVICES

     The Company recorded a net loss of $1,513,000 and $3,424,000 for the three and nine months ended September 30, 2004 as compared to a net loss of $530,000 and $1,913,000 for the three and nine months ended September 30, 2003. The increase in net loss for the three month period was due primarily to decreased revenue, decreased gross margins and increased operating expenses. The decreased revenue was a direct result of product availability and the increase in operating expenses was primarily related to increased research and development expenses. The increase in net loss for the nine month period was due primarily to increased operating expenses which were primarily related to research and development expenses.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth the Company's net revenues from its government contracts portion of its business for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                               SIMTEK CORPORATION


                               Three Months Ended              Nine Months Ended
                                  September 30,                  September 30,
                            2004     2003    Variance      2004     2003    Variance
                            ----     ----    --------      ----     ----    --------

Government Contracts       $  432   $  563   $ (131)      $1,314   $1,586    $ (272)


     The decrease of revenue for the three and nine month periods ending September 30, 2004 as compared to the same periods in 2003 was the result of a decrease in billable labor and a decrease in materials billed against certain government contracts and an increase in research and development expenditures committed to internal product developments.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     The cost of sales for the government contracts portion of the Company's business was $174,000 and $660,000 for the three and nine months ended September 30, 2004 as compared to the $319,000 and $833,000 for the same periods in 2003. This was equivalent to gross margin percentages of 60% and 50% for the three and nine months ended September 30, 2004 as compared to gross margin percentages of 43% and 47% for the same periods in 2003. The increases in gross margin percentages for the three and nine month periods were primarily due to a decrease in direct labor, materials and services.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of the Company's business were $52,000 and $250,000 for the three and nine months ended September 30, 2004 compared to $69,000 and $432,000 for the three and nine months ended September 30, 2003.

     The $17,000 decrease in research and development expenses for the three months ended September 30, 2004 as compared to the same period in 2003 was related to increases of $13,000 in employment related expenses and $26,000 related to equipment and software maintenance and a decrease of $56,000 of overhead costs that were transferred to the semiconductor portion of the business. The $182,000 decrease for the nine month period ending September 30, 2004 as compared to the same period in 2003 was related to decreases of $15,000 in employment related expenses, $25,000 in software maintenance contracts and equipment leases, $8,000 in miscellaneous expenses and $134,000 of overhead costs that were transferred to the semiconductor portion of the business. The overhead costs that were transferred to the semiconductor portion of the business were related to the labor associated with the commercial development of datacomm products.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of the Company's business were $29,000 and $104,000 for the three and nine months ended September 30, 2004 as compared to the $47,000 and $114,000 for the three and nine months ended September 30, 2003.

     The $18,000 decrease in administration expenses for the three month period was due to decreases of $5,000 in employee related expenses and a $13,000 in overhead costs that were transferred to the semiconductor portion of the business. The $10,000 decrease in administration expenses for the nine month period was due to an increase in employee related expenses of $10,000 and miscellaneous expenses of $5,000 which were offset by a decrease of $25,000 in overhead costs that were transferred to the semiconductor portion of the business. The overhead costs that were transferred to the semiconductor portion of the business were related to the labor associated with the commercial development of datacomm products.

                               SIMTEK CORPORATION


     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of the Company's business were $77,000 and $249,000 for the three and nine months ended September 30, 2004 as compared to the $110,000 and $259,000 for the three and nine months ended September 30, 2003.

     The decrease of $33,000 in marketing expenses for the three months ended September 30, 2004 as compared to the same period in 2003 was related to a decrease of $23,000 in employment related expenses and a $10,000 decrease of overhead costs that were transferred to the semiconductor portion of the business. The $10,000 decrease for the nine months ended September 30, 2004 as compared to the same period in 2003 was related to increases in bid and proposal labor of $15,000 and travel expenses of $5,000 which were offset by $25,000 of overhead costs that were transferred to the semiconductor portion of the business. The overhead costs that were transferred to the semiconductor portion of the business were related to the labor associated with the commercial development of datacomm products.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     The Company recorded a net income of $101,000 and $45,000 for the three and nine months ended September 30, 2004 as compared to a net income of $17,000 and a net loss of $54,000 for the three and nine months ended September 30, 2003. The increase in net income for the three and nine month periods ending September 30, 2004 was primarily due to a decrease in operating expenses.

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

     The Company is continuing its co-development program with Dongbu Anam Semiconductor to develop a semiconductor process module that combines the Company's nonvolatile technology with Anam's advanced 0.25 micron digital CMOS fabrication line. The module incorporates silicon oxide nitride oxide silicon ("SONOS") technology, which will be used to manufacture both high density SONOS flash and nonvolatile static random access memories, for stand alone and embedded products. The Company began shipping samples of its new 1 megabit 3 volt nonvolatile semiconductor memory product in September 2003. During the third quarter of 2004, the Company began receiving initial production orders. The Company is currently shipping 1 megabit products tested to production requirements on a provisional qualification and plan to have qualification complete early in the fourth quarter of 2004. The Company cannot assure you that the Company will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     As of September 30, 2004, the Company had a backlog of unshipped customer orders of approximately $3,238,000 expected to be filled by March 31, 2005. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     Chartered closed its wafer fabrication facility #1 in March 2004. The Company has purchased silicon wafers, the raw materials used to produce its nonvolatile semiconductor memory products, from fabrication facility #1. The Company has been working with Chartered to transfer the manufacturing process of

                               SIMTEK CORPORATION


its memory wafers to Chartered's facility #2. Chartered's facility #2 is newer and more modern than its facility #1, processing 8 inch wafers rather than the older 6 inch wafers that were processed in facility #1. The Company qualified and began shipping its 3 volt 256 kilobit nonvolatile semiconductor memory product built on silicon wafers received from Chartered's facility #2 in the third quarter of 2004. The Company began shipping its 5 volt 256 kilobit nonvolatile semiconductor memory products, tested to production requirements on a provisional qualification, built on silicon wafers received from Chartered's facility #2 in the third quarter of 2004. The Company's research and development activities related to the 3 volt 256 kilobit nonvolatile semiconductor memory product have been redirected to yield improvement. As of September 30, 2004, the Company had received production wafers for its 64 kilobit nonvolatile semiconductor memory products from Chartered's facility #2 suitable for customer shipments. The Company believes it 64 kilobit and 5 volt 256 kilobit nonvolatile semiconductor memory products will be qualified early in the fourth quarter of 2004. If production yields or wafer availability from Chartered's facility #2 do not meet the Company's production requirements, this may have a material negative impact on the Company's future revenues and earnings.

     The Company anticipates that qualification of the 0.25 micron nonvolatile semiconductor memory products from Dongbu Anam Semiconductor will be qualified early in the fourth quarter of 2004.

     Through the middle of the third quarter of 2004, the Company was engaged with X-FAB to install the Company's nonvolatile semiconductor memory process. Due to a lack of the Company's and X-FAB's resources required to install the Company's nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, the Company ceased the installation of its nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had net working capital of $2,114,099 as compared to a net working capital of $840,850 as of September 30, 2003.

     On October 12, 2004, the Company closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, the Company issued 4,127,967 shares of its common stock to SF Capital Partners, Ltd, 515,996 shares of its common stock to Bluegrass Growth Fund LP and 515,996 shares of its common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of the Company's common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 386,997 shares of the Company's common stock.

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

                               SIMTEK CORPORATION


     On July 1, 2002, the Company received $3,000,000 in a financing transaction with RENN Capital pursuant to a Convertible Loan Agreement. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. Through September 30, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement which covenants relate to the interest coverage ratio and debt to equity ratio. On October 28, 2004, the Company received a waiver for the two covenants through October 1, 2005. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

     The change in cash flows for the nine months ended September 30, 2004 used in operating activities was primarily a result of a net loss of $3,378,897, which is offset by $356,344 in depreciation and amortization, decreases in accounts receivable, prepaid expenses and accrued expenses of $706,115, $21,994 and $40,151, respectively and increases in allowance accounts, loss on disposal of assets, inventory and accounts payable of $33,124, $75,110, $103,754 and $865,271, respectively. The decrease of $706,115 in accounts receivable was directly related to the decrease in revenue for the third quarter of 2004. The $865,271 increase in accounts payable was due to the receipt of raw materials at the end of September 2004 that the Company is not obligated to pay until October 2004. The increase in inventory of $103,754 was primarily due to the timing of receiving raw materials at the end of September 2004 that will be used to support product shipments in the fourth quarter of 2004. The $75,100 loss on disposal of assets, was primarily related to writing off the capital expenditures purchased for the installation of the Company's process at X-FAB. The change in cash flows used in investing activities of $370,831 was primarily due to the purchase of equipment required to test the Company's nonvolatile semiconductor memory products and reticles required to produce the Company's wafers. The change in cash flows provided by financing activities of $96,936 was primarily due to the net effect of payments on a line of credit and capital leases offset by funds received from the exercise of stock options by employees of the Company.

     The change in cash flows for the nine months ended September 30, 2003 provided by operating activities was primarily a result of a net loss of $1,966,530, which is offset by $361,271 in depreciation and amortization, decreases in accounts receivable, prepaid expenses, accounts payable and deferred revenue of $692,510, $113,320, $390,351 and $40,500, respectively and increases in inventory and accrued expenses of $166,239 and $137,878, respectively. The decrease of $692,510 in accounts receivable was directly related to certain customers paying invoices within the Company's terms at the end of third quarter 2003. The decrease in accounts payable of $390,351 was primarily due to the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable and accrued wages. These increases have occurred due to certain employees foregoing their vacation time until later in 2003. The change in cash flows used in investing activities of $402,795 was primarily due to the purchase of equipment required to test the Company's nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows provided by financing activities of $289,469 was due to borrowings on a line of credit of $250,000, proceeds of $150,703 for the exercise of stock options by certain employees of the Company less payments on a capital lease obligation of $111,187.

Short-term liquidity.

     The Company's cash balance at September 30, 2004 was $1,705,387.

     The Company's future liquidity will depend on its revenue growth and its ability to sell its products at positive gross margins and control of its operating expenses. Over the coming twelve months, the Company expects to spend approximately $9,000,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. The Company expects to meet these capital needs from sales revenues and, to the extent it does not have sufficient revenues, from its existing cash reserves.

                               SIMTEK CORPORATION

Long-term liquidity.

     The Company continues to evaluate its long-term liquidity. The Company's growth plans may require additional funding from outside sources. The Company is in ongoing discussions with investment banking organizations and potential lenders to ensure access to funds as required.

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

There were no changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

          Form 8-K filed August 5, 2004 - Item 5: Other information: Press Release of Simtek Corporation, dated August 5, 2004, Simtek Reports Second Quarter Results.

                               SIMTEK CORPORATION

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SIMTEK CORPORATION
                                       (Registrant)



November 4, 2004                       By  /s/Douglas Mitchell
                                         ---------------------------------------
                                          DOUGLAS MITCHELL
                                          Chief Executive Officer, President
                                            and Chief Financial Officer (Acting)