Form 10KSB
period 2004-12-31
SIMTEK CORP
filed 2005-03-17
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                       ----------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                         Commission file number 0-19027

                               SIMTEK CORPORATION
             (Exact name of registrant as specified in its charter)

                -------------------------------------------------

         Colorado                                       84-1057605
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                        4250 Buckingham Drive, Suite 100,
                        Colorado Springs, Colorado 80907
               (Address of principal executive offices) (Zip Code)

                                  (719)531-9444
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                 Common Stock $.01 Par Value OTC Bulletin Board
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $14,902,193.

The aggregate market value of the 58,243,682 shares of voting stock held by non-affiliates of the registrant was approximately $38,440,830, based upon the closing sale price of the Common Stock on March 2, 2005 of $0.66 per share as reported by the OTC Electronic Bulletin Board. The calculation of such market value should not be construed as an admission or conclusion by the registrant that any person is in fact an affiliate of the registrant.

The total number of shares of Common Stock issued and outstanding as of March 2, 2005 was 62,995,479.

Transitional Small Business Disclosure Format:  Yes            No    X
                                                    ------        ------

                                TABLE OF CONTENTS


PART I

Item 1:       Business.....................................................   3

Item 2:       Properties...................................................  18

Item 3:       Legal Proceedings............................................  18

Item 4:       Matters Submitted to a Vote of Security Holders..............  18

PART II

Item 5:       Market for Registrant's Common Stock and Related
                Security Holder Matters....................................  19

Item 6:       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................  22

Item 7:       Financial Statements and Supplementary Data..................  37

Item 8:       Changes in and Disagreements with Accountants on
                Accounting Financial Disclosure............................  55

PART III

Item 9:       Directors, Executive Officers, Promoters and Control
                Person; Compliance with Section 16(a) of the
                Exchange Act...............................................  56

Item 10:      Executive Compensation.......................................  62

Item 11:      Security Ownership of Certain Beneficial Owners
                and Management.............................................  66

Item 12:      Certain Relationships and Related Transactions...............  70

PART IV

Item 13:      Exhibits, Financial Statement Schedules and Reports
                on Form 8-K................................................  71

Item 14:      Principal Accountant Fees and Services.......................  74

                                     PART I

ITEM 1:  BUSINESS
-----------------

GENERAL

     We provide integrated circuits to the electronics market for use in a variety of systems, such as computers, copiers, factory controllers, electric meters and military systems. We design, market and sell our products, but we subcontract the majority of our manufacturing requirements. We have designed and developed nonvolatile static random access memory products since we began business operations in May 1987 as a Colorado corporation. We have concentrated on the design and development of the 4, 16, 64, 256-kilobit and 1-megabit nonvolatile static random access memory product families and technologies, distribution channels, and sources of supply, including production at subcontractors. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. Megabits are also a measure of the amount of data that can be stored; there are 1,000 kilobits in one megabit. During 2000, we added the capability to design, develop and produce programmed semiconductor logic products. During 2003, due to adverse market conditions, we determined to no longer offer our programmed semiconductor logic products after December 31, 2003.

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

     As of December 31, 2004, our backlog for released purchase orders was approximately $1,971,000, all of which is expected to ship by June 30, 2005. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and, therefore, are not necessarily a measure of future product revenue.

     We are in production of our family of memory products. During 2004, we transferred the production of our 0.8-micron family of nonvolatile static random access memory products from Chartered Semiconductor Manufacturing Plc., or Chartered, of Singapore facility #1 to Chartered's facility #2. During the third and fourth quarter of 2004, we qualified our 0.8-micron family of nonvolatile static random access memory products built from wafers received from Chartered's facility #2 for sales into commercial and industrial markets. During 2003, we designed and began sampling our 1-megabit nonvolatile static random access memory product for sale into commercial and industrial markets. We are currently shipping production-tested 1-megabit products under a provisional qualification. We anticipate that this qualification will be complete in mid-2005. Our nonvolatile static random access memory products are physically smaller and require less maintenance than static random access memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than static random access memory devices that achieve nonvolatility by being combined with additional chips. We have merged our logic design engineers into our memory design group in order to incorporate unique features into our next generation memory products currently under development.

     We reduce capital requirements by subcontracting the majority of the manufacturing process. Chartered began providing silicon wafers, produced from its facility #1, for our nonvolatile static random access memory products in September 1993 and continues to provide wafers based on our product technology from its facility #2. We began receiving our memory wafers manufactured in Chartered's Facility #2 in late second quarter of 2004 and through the third quarter of 2004. However, with this process being transferred to an alternative manufacturing facility, we have seen lower than average production yields, which in turn has lowered our gross margins. We are continuing to work with Chartered to improve our production yields and we have begun to see improved yields.

     We entered into a Process Transfer Agreement with X-FAB Texas, Inc., of Texas, or X-FAB, to install our silicon-nitride-oxide-semiconductor technology into its wafer fabrication facility to provide an additional manufacturing source to material supplied by Chartered. Due to a lack of Simtek and X-FAB resources required to install our nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, we ceased the installation of our nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

     DongbuAnam Semiconductor provides silicon wafers for our 0.25-micron process to support our 1-megabit product family.

     United Microelectronics and Chartered provided silicon wafers for our programmed semiconductor logic products based on 0.5-micron and 0.35-micron process technology, respectively. In February 2003, we received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. We supported customers with 0.5-micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their lifetime requirements for these products with deliveries at the end of 2003. We do not plan to support further sales of logic products to the market in the foreseeable future.

     Amkor Technology and Amkor Test Services provide assembly and final test services, respectively, for our nonvolatile static random access memory products built from the wafers purchased from Chartered. Advanced Semiconductor Engineering Inc. provided assembly services for our programmed semiconductor logic products. Testing of our programmed semiconductor logic products was done either internally or by Advanced Interconnect Technologies.

     During 2004, all of the wafers used to produce our 0.8-micron nonvolatile static random access memories were purchased from Chartered. Sales of these products accounted for approximately 86% of our revenue for 2004. Wafers were purchased from DongbuAnam in 2004 to support our 0.25-micron 1-megabit products. Sales of these products accounted for approximately 2% of our revenue for 2004. The remaining 12% of our revenue was from research and development contracts.

     We currently have five sales and marketing offices. They are located in Colorado, Georgia and California for the North American markets, while our international offices are located in Windsor, England for the European market and in Hong Kong for the Far East. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market for our products with our full line of products.


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

     We use an advanced implementation of silicon-nitride-oxide-semiconductor technology. Silicon-nitride-oxide-semiconductor technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. Silicon-nitride-oxide-semiconductor technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and Electrically Erasable Programmable Read Only Memories using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate Electrically Erasable Programmable Read Only Memories have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for our products to protect against tunnel oxide rupture. In addition, our product designs incorporate a special test feature that can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride. Our latest 0.25-micron technology adds an additional oxide layer, forming a silicon-oxide-nitride-oxide-semiconductor stack, to support finer geometry electrical performance.

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

     Our nonvolatile static random access memories have fast data access speeds of 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast static random access memory and, we believe, meet the requirements of much of the fast static random access memory market. The high-speed characteristics of our nonvolatile static random access memories allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Freescale. Our nonvolatile static random access memories can be used to replace static random access memories with lithium batteries and multiple chip solutions such as static random access memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nonvolatile static random access memory products to meet the design and performance requirements of many different types of systems.

     Our newest nonvolatile static random access memory architecture, currently implemented in our 0.25-micron product family, adds an eight-bit micro-controller, approximately 20,000 gates of metal-programmable logic and programmable input-output devices. We refer to this architecture as Value-Added-Memory . It is designed to allow variations of the base-line 1-megabit nonvolatile static random access memory design to be quickly developed for emerging market applications.

     We finalized commercial and industrial qualification of two versions of our initial 64-kilobit nonvolatile static random access memory product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nonvolatile static random access memories in May 1992. We began sales into the commercial market of our initial 16-kilobit nonvolatile static random access memory product family in 1992. The nonvolatile static random access memory product family also includes the 4-kilobit version. We completed the development and product qualification of the 64-kilobit AutoStoreTM nonvolatile static random access memory in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the static random access memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256-kilobit nonvolatile static random access memory occurred in 1997 and military qualification of our 256-kilobit nonvolatile static random access memory was completed in the second quarter of 1998. In 2002, we qualified our 3-volt 256-kilobit nonvolatile static random access memory for use in commercial and industrial applications. During 2003, we designed and began sampling our 1-megabit nonvolatile static random access memory product for sale into commercial and industrial markets. We are currently shipping production-tested 1-megabit products under a provisional qualification. We anticipate this qualification to be complete in mid-2005. During the second and third quarter of 2004, we qualified our 0.8-micron family of nonvolatile static random access memory products, produced on wafers received from Chartered's facility #2, for use in commercial and industrial applications.

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

     We subcontracted the production of our semiconductor logic products to various fabrication facilities. We provided the fabrication facilities with the design of our programmed semiconductor logic products and these facilities installed our designs on the chips through standard wafer processing. Through August 2003, we contracted with United Microelectronics for 0.5-micron technology and with Chartered for 0.35-micron technology, in each case through purchase orders on a case-by-case basis. In February 2003, we received notification from United Microelectronics that it would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5-micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their lifetime requirements for these products with deliveries that were scheduled by the end of 2003. We do not plan to support sales of logic products to the market in the future.

PRODUCT WARRANTIES

     We presently provide a one-year limited warranty on our products.

RESEARCH AND DEVELOPMENT

     Our research and development activities are centered around developing new products and reducing the cost of our nonvolatile static random access memory products. We continually work to improve yield on the 0.8-micron technology in order to reduce costs. In order to further reduce costs, since late 1997 we have used outside experts for testing our products. We have a test floor used for evaluation of our technologies, product designs and product quality. The test floor is also used for production testing of silicon wafers.

     During 2002, we developed and qualified a 3-volt version of our 256-kilobit nonvolatile static random access memory product, built on the 0.8-micron technology from Chartered. The 3-volt version of our 256-kilobit nonvolatile static random access memory product is qualified for use in commercial and industrial applications.

     In October 2001, we entered into an agreement with Amkor Technology to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Amkor's advanced 0.25-micron digital complementary metal-oxide semiconductor, or CMOS, fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured for most of today's computer microchips. The module incorporates silicon-oxide-nitride-oxide-silicon technology, which is used to manufacture both high-density silicon-oxide-nitride-oxide-silicon flash and nonvolatile static random access memories, for stand alone and embedded products. During 2002 and 2003, our research and development team along with Amkor's research and development team worked aggressively on the co-development program. Our 1-megabit 3-volt nonvolatile static random access memory was the primary development vehicle. In February 2003, when Amkor Technology sold a controlling interest of its wafer fabrication facility to DongbuAnam Semiconductor, all contractual obligations were transferred to Anam U.S.A., a wholly owned subsidiary of DongbuAnam Semiconductor. Our co-development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program. In August 2003, we received the first complete processed silicon from this development, which yielded working samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product. We began shipping samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product in September 2003. We are currently shipping 1-megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in mid-2005. We cannot assure you that we will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     During the third and fourth quarter of 2004, we qualified our 0.8-micron family of nonvolatile static random access memory products, produced on wafers received from Chartered's facility #2, for use in commercial and industrial applications. If production yields or wafer availability from Chartered's facility #2 do not meet our production requirements, this may have a material negative impact on our future revenues, earnings and stock price.

     We entered into a Process Transfer Agreement with X-FAB to install our silicon-nitride-oxide-semiconductor technology into its wafer fabrication facility to provide an additional manufacturing source to material supplied by Chartered. Due to a lack of Simtek and X-FAB resources required to install our nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, we have ceased the installation of our nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

     We anticipate that our acquisition of Q-DOT Group will enable us to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced silicon germanium process technology. Silicon germanium is rapidly becoming the technology of choice for many analog, mixed signal and high speed digital circuits. During 2004 and 2003, we spent approximately $411,000 and $47,000, respectively, on marketing and engineering efforts to determine which applications our integrated circuits, built on the silicon germanium process technology, would best fit into. In the first half of 2005 we shall evaluate the current market opportunities for products in data communications to determine our best strategy for continued investment.

     Our research and development expenditures for the years ended December 31, 2004 and 2003 were $5,308,469 and $4,518,528, respectively. We intend to continue expenditures on research and development; however, the percentage of research and development expenditures is expected to decrease relative to expenditures relating to the commercial production of our existing products.

MANUFACTURING AND QUALITY CONTROL

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     In 1992, we entered into our manufacturing agreement with Chartered to provide us with silicon wafers for our products. Under the manufacturing agreement with this subcontractor, it has installed a manufacturing process for versions of our current and future memory products.

     DongbuAnam Semiconductor provides silicon wafers for our 0.25-micron process to support our 1-megabit product family. Our agreement with Amkor Technology, providing for such supply of wafers, was assigned to DongbuAnam Semiconductor in 2003.

     Through August 2003, we contracted with United Microelectronics for 0.5-micron technology and with Chartered for 0.35-micron technology, in each case through purchase orders on a case-by-case basis. In February 2003, we received notification from United Microelectronics that they would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5-micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their lifetime requirements for these products with deliveries scheduled by the end of 2003.

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

     We secured certification to the ISO9001:2000 Quality Management System for our internal operations in Colorado Springs in November of 2004. This completes our ISO certification coverage which includes similar certifications held by all of our manufacturing subcontractors, and meets the quality system requirements of the vast majority of our customers. We continue to support our Mil-Prf-38535 Appendix A quality system in support of our SMD and military grade products.

     Our quality and reliability programs were audited by several commercial and military customers during 2004 as part of routine supplier certification procedures. All such audits were completed satisfactorily. We continue to expand our Green Program to cover the European Union RoHS directives. All of our products are now available in an "RoHS Compliant" version using matte tin plating in lieu of the Tin/Lead plating. We will continue to offer both plating types until demand for the Sn/Pb plating falls significantly.


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

     Until now our markets have been limited by the density at which we could cost effectively produce products. We believe that the introduction of our 1-megabit nonvolatile static random access memory products in 2003 manufactured on 0.25-micron technology and the introduction of our Value Added Memory (VAM) solutions that we expect will be introduced in 2005 will greatly increase the market segments we serve.

TARGET APPLICATIONS FOR SIMTEK PRODUCTS

Airborne Computers                                Lighting Control Systems
Automotive Control & Monitoring Systems           Medical Instruments
Automated Teller Machines                         Currency Changers
Data Monitoring and Recording Equipment           Printers
Process Control Equipment                         Facsimile Machines
Down Hole Drilling Systems                        Radar and Sonar Systems
Gaming Machines                                   Telecommunications Systems
GPS Navigational Systems                          POS Terminals
Guidance and Targeting Systems                    Automated Test Equipment
High Performance Workstations                     Utility Meters

Laser Printers                                    Routers
Weapon Control Systems                            Security Systems
Copiers                                           Broadcast Equipment
Cable TV and Satellite Set Top Converter Boxes    Studio Recording Equipment
Multi- Function Printers                          Servers
RAID Controllers                                  Factory Automation Systems
Robotics                                          Mass Storage Systems
LCD Projectors                                    Irrigation Systems Controllers
Power Grid Management Systems                     Fluid Flow Meters
Postal Systems                                    Motor Controllers
Automated Parking Systems                         Train Control Systems

     Our new 1-megabit and Value-Added-Memory products have opened new applications into which our products are being designed. These include electronic vending machines, automotive data logging and a variety of data communications applications.

     We are increasing marketing and sales emphasis on office automation products such as copiers and mass storage systems as well as increasing sales efforts in data communications, automotive applications and consumer electronics.

SALES AND DISTRIBUTION

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have five sales and marketing offices, located in Colorado, Georgia and California for the North American markets and in Windsor, England for the European market and in Hong Kong for the Far East. We have engaged over 20 independent representative organizations with over 30 sales offices in North America, Europe and Asia and distributor organizations with over 100 sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market for our products with our full line of products.

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

CUSTOMERS AND BACKLOG

     We have shipped qualified nonvolatile static random access memory products to customers directly and through distributors since the September 1991 commercial product qualification. The majority of our sales are to Fortune 500 companies. Approximately 29% of our net product sales during 2004 were to customers in the United States, approximately 48% were to customers in the Pacific Rim, and approximately 23% were to customers in Europe and other parts of the world.

     As of December 31, 2004, we had a backlog of unshipped customer orders of approximately $1,971,000, which we expect to fill by June 30, 2005. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

LICENSES

     Zentrum Mikroelektronik Dresden. In June of 1994, we signed a joint development agreement with Zentrum Mikroelektronik Dresden to install the 1.2-micron products for manufacture at Zentrum Mikroelektronik Dresden and to jointly develop the 0.8-micron technology at Chartered. The agreement was modified in August of 1994 by a Letter of Intent between us to bypass the installation of our nonvolatile static random access memory products based on a 1.2-micron process technology at Zentrum Mikroelektronik Dresden and instead modify the 0.8-micron technology to run in the Zentrum Mikroelektronik Dresden factory. Zentrum Mikroelektronik Dresden has paid us all the monetary requirements under this agreement including any royalties we may receive from sales of these jointly developed products.

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

     Products that compete with our family of nonvolatile static random access memories fall into three categories. The first category of products that compete with our nonvolatile static random access memories are volatile and nonvolatile chips used in combination, such as fast static random access memories used with Erasable Programmable Read Only Memories, Electrically Erasable Programmable Read Only Memories, or Flash memory. We believe that we have advantages over these products because the nonvolatile static random access memory allows data to be stored in milliseconds as compared to seconds for chips used in pairs. Our single chip solution provides a space savings and easier manufacturing. Our single chip solution generally provides increased reliability versus multiple chips. Competitors in the multiple chip category include Cypress Semiconductor Corp., Integrated Technology, Inc., Toshiba, Fujitsu, Advanced Micro Devices, Inc., Atmel and National Semiconductor Corp. We currently hold less than 1% market share in this market category.

     The second category of products that compete with our nonvolatile static random access memories is products that combine static random access memories with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nonvolatile static random access memories due in part to limitations caused by life of the lithium battery when coupled with a faster static random access memory. Our nonvolatile static random access memories are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the static random access memory/battery solutions by the lithium battery. Our nonvolatile static random access memories can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed static random access memory products are available in densities of 4-megabit and greater per package. Companies currently supplying products with lithium batteries include Maxim, ST Microelectronics and Texas Instruments. We currently hold approximately 10% of this market category.

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

     Zentrum Mikroelektronik Dresden, through its license agreement with us, has the worldwide right to sell under the Zentrum Mikroelektronik Dresden label nonvolatile static random access memories developed jointly by Zentrum Mikroelektronik Dresden and us. With volume production established at Zentrum Mikroelektronik Dresden, Zentrum Mikroelektronik Dresden is selling such nonvolatile static random access memories. This has had a positive impact for us by creating a second source, which is required by many larger companies, for our nonvolatile static random access memory products. However, we have been required to reduce prices to specific markets due to the increased competition from Zentrum Mikroelektronik Dresden. We believe that the competition from Zentrum Mikroelektronik Dresden has increased the number of companies using nonvolatile static random access memories, but may have put downward pressure on average selling prices.

      We are aware of other semiconductor technologies for nonvolatile memory products. These technologies include ferroelectric memory and thin film magnetic memory. Each of these requires a newly developed process technology, which has processing risk, but may deliver performance characteristics superior to our technology if perfected. Each of these processes integrates materials into the silicon processing steps that are not commonly used for semiconductor memory products today. If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products. Ramtron, Raytheon, Symetrix, and others are developing ferroelectric products. IBM, Freescale and Cypress Semiconductor are developing magnetic film products.

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

     It is common in the semiconductor industry for companies to obtain copyright, trademark, trade secret and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued 30 patents in the United States on our nonvolatile static random access memory cell and other circuit designs. These patents relate to circuit implementations used to design our nonvolatile memory products. The use of these patents allows us to design circuits with lower power consumption and faster store timing than would be possible otherwise giving us a competitive advantage over other technologies. These patents have terms that expire through 2006 to 2018. We have also taken steps to obtain European patents in the large European countries, including Germany, France, the United Kingdom and Sweden on the nonvolatile memory patents that would have potential value in international markets. We have four applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     Many of our product designs are not protected by patents. We have one patent on our logic product technology but protect most of our logic product technology as trade secrets. Our logic products accounted for approximately 7% of our sales for the year ended December 31, 2003 and for none of our sales for the year ended December 31, 2004. We also protect aspects of our technology that relate to our semiconductor memory products as trade secrets. There are disadvantages to protecting intellectual property as trade secrets rather than patents. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

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

EMPLOYEES

     As of the date of this Form 10-KSB, we had 58 full-time employees.

ITEM 2. PROPERTIES
------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease was scheduled to expire on February 28, 2008. On January 27, 2004, we renegotiated the terms of the lease and it is now scheduled to expire on February 28, 2013. Through May 31, 2004, we leased approximately 17,000 square feet of space in Colorado Springs that is occupied by Q-DOT Group, our wholly-owned subsidiary. On June 1, 2004, we renegotiated the terms of the lease to approximately 13,000 square feet of rental space and extended the expiration date from April 30, 2005 to April 30, 2007. This space includes a research and development laboratory facility of approximately 2,500 square feet.

We do not own any real property.  We do not have a policy:

     1. limiting the percentage of assets which may be invested in any one investment or type of investment,

     2. regarding whether we acquire assets primarily for possible capital gain or primarily for income, or

     3. with respect to investments in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     We are not a party to any legal proceeding (including where our property is the subject of the proceeding), and we are not aware of any proceeding that a government authority is contemplating as of the date of this report.


ITEM 4. MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------------

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SRAM." Securities not included in the Nasdaq Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and our ability to raise additional capital.

     Shown below is the closing high bid and the closing low offer for our common stock as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                           Common Stock
                                                           ------------
                                                      High Bid         Low Bid
                                                      --------         -------

     2003
First Quarter......................................      .16               .14
Second Quarter.....................................      .43               .36
Third Quarter......................................      .80               .78
Fourth Quarter.....................................     1.26              1.20

     2004
First Quarter......................................     1.64              1.56
Second Quarter.....................................      .72               .68
Third Quarter......................................      .62               .60
Fourth Quarter.....................................      .61               .55


     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2004, we had 458 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name".

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

     Pursuant to a Convertible Loan Agreement, dated as of June 28, 2002, we issued convertible debentures to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special

Opportunities Trust PLC. We received $3,000,000 in funding. The convertible debentures have 7-year terms at a 7.5% per annum interest rate; each of the funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of market price on the closing date. There is no public trading market for the debentures. We have agreed to register for resale all of the common stock issuable upon conversion of the debentures. RENN Capital Group is agent for the three investment funds with respect to the Convertible Loan Agreement and the debentures issued thereby. One of our directors holds the position of Senior Vice President of RENN Capital Group. The private transaction did not involve any advertising or general solicitation. We relied on Section 4(2) of the Securities Act as an exemption from registration.

     On November 7, 2003, we closed our $1,500,000 equity financing with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group is the agent for the three investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, we issued 550,661 shares of our common stock to each of the three RENN investment funds. The purchase price was $0.908 per share and was based on the average closing price of our common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing. In addition to the shares of common stock, each of the three RENN investment funds received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with an exercise price of $1.25 per share for 125,000 shares and $1.50 per share for 125,000 shares. The private transaction did not involve any advertising or general solicitation and we relied on Rule 506 of Regulation D as an exemption from registration. Following the transaction, we filed a Form D with the SEC as required by Regulation D.

     On October 12, 2004, we closed a $2,500,000 equity financing with SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, we issued 4,127,967 shares of our common stock to SF Capital Partners Ltd., 515,996 shares of our common stock to Bluegrass Growth Fund LP and 515,996 shares of our common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of our common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing, received a cash payment of $187,500 and warrants to acquire 386,997 shares of our common stock. The warrants have a 5-year term with an exercise price of $0.627 per share. In addition, Merriman Curhan Ford & Co. is entitled to receive another cash payment equal to 7.5% of the capital received by us upon the exercise of the warrants issued to SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD pursuant to the $2,500,000 equity financing (provided such exercise is within an applicable tail period). The private transaction did not involve any advertising or general solicitation and we relied on Rule 506 of Regulation D as an exemption from registration. Following the transaction, we filed a Form D with the SEC as required by Regulation D.

     The following table sets forth information with respect to our equity compensation plans as of December 31, 2004. This table does not include options to purchase 83,049 shares of our common stock which options were assumed by us as a result of the acquisition of Q-DOT Group in 2001.

                      Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                issued upon exercise of      Weighted-average exercise    equity compensation plans
                                outstanding options          price of outstanding         (excluding securities
Plan Category                   warrants and rights          options warrants and rights  reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                   (a)                          (b)                          (c)
approved by security holders
                                          125,000                       $0.37                         --
Equity compensation plans not
approved by security holders
                                         5,865,085                      $0.64                      2,195,730
                                         ---------                      -----                      ---------

Total                                    5,990,085                      $0.64                      2,195,730


Please see Note 5, "Stock Option Plans," to our Financial Statements included herewith.

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

OVERVIEW OF RECENT DEBT AND EQUITY TRANSACTIONS

     As described in "Item 5. Market for Registrant's Common Stock and Related Security Holder Matters", on October 12, 2004, we closed a $2,500,000 equity financing with SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD and on November 7, 2003, we closed our $1,500,000 equity financing with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC.

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

     In 1991, we qualified and began shipping our first product built on a 1.2-micron process technology, a 64-kilobit nonvolatile static random access memory. When we say we "qualify" a product, we mean that our internal quality organization confirms the product's performance to the product's data sheet and accepted industry standards. Commercial products operate from 0 degrees to 70 degrees Centigrade, industrial products from -40 degrees to 85 degrees Centigrade and military products from -55 degrees to 125 degrees Centigrade. A 1-micron process technology is manufactured with spacing between design elements of approximately one millionth of one meter. Generally speaking, the smaller the spacing between design elements, the less expensive the production cost of our memory products. Accordingly, we generally try to design with lower micron technology. Kilobits are a measure of the amount of data that can be stored. More kilobits imply more storage.

     Through 1995, we expanded on the 64-kilobit nonvolatile static random access memory product family by creating a 4-kilobit, 16-kilobit product. We also achieved qualification and sale of these products for commercial, industrial and military markets. In 1995, market demand required a nonvolatile static random access memory product that could store more information. In order to meet this demand, we began the development of a 256-kilobit nonvolatile static random access memory product. We required a smaller density process technology in order to achieve competitive costs. We worked with Zentrum Mikroelektronik Dresden to design and install our 4-kilobit, 16-kilobit, 64-kilobit and 256-kilobit nonvolatile static random access memory products into their 0.8-micron process wafer fabrication facility. Qualification of these products occurred in 1997. In 1997, we transferred the process of our 4-kilobit, 16-kilobit, 64-kilobit and 256-kilobit nonvolatile static random access memory products to Chartered's silicon wafer fabrication facility #1. Qualification of these products for use in the commercial, industrial and military markets was completed in 1998. In 2002, we developed and qualified for sale, into the commercial and industrial markets, a 3 volt version of our 256-kilobit nonvolatile static random access memory product built on 0.8-micron process technology in Chartered's silicon wafer fabrication facility #1.

     In 2003, we received notification from Chartered that they would be closing their silicon wafer fabrication facility #1 in March 2004 and that they would transfer our 0.8-micron process technology to their silicon wafer fabrication facility #2. Through late 2003 and into 2004, we began working with Chartered to transfer the production of our 4-kilobit, 16-kilobit, 64-kilobit, 5 volt 256-kilobit and 3 volt 256-kilobit product from their facility #1 to their facility #2. During the third and fourth quarters of 2004 we completed the transfer and qualification of these products. The transfer from Chartered's facility #1 to Chartered's facility #2 accounted for lower production yields through the first three quarters of 2004 as compared to the production yields we achieved in 2003. During the fourth quarter 2004, we began seeing production yields return to historic levels. Sales of our products manufactured from the silicon wafers we received from both of Chartered's facilities accounted for approximately 86% and 78% of our total revenue for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     In order to avoid an interruption of product availability, we entered into a Process Transfer Agreement with X-FAB to install our silicon-nitride-oxide-semiconductor technology into its wafer fabrication facility to provide an additional manufacturing source to material supplied by Chartered. Through the middle of the third quarter of 2004, we were engaged with X-FAB to install our nonvolatile semiconductor memory process. Due to a lack of Simtek and X-FAB resources required to install our nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, we ceased the installation of our nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

     In October 2001, we entered into an agreement with Amkor Technology, who later sold controlling interest in its wafer fabrication facility to DongbuAnam Semiconductor. The agreement we entered into includes the development of a module which incorporates silicon-oxide-nitride-oxide- silicon technology, that will be used to manufacture both high density silicon oxide nitride oxide silicon flash and non volatile static random access memories for stand alone embedded products. The primary development product is our 1-megabit 3-volt nonvolatile static random access memory. In September 2003, we began shipping samples of the 1-megabit 3-volt nonvolatile static random access memory. We are currently shipping 1-megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in mid-2005. During the third quarter of 2004, we began receiving initial production orders. Sales of our 1-megabit 3-volt products accounted for approximately 2% of our total revenue for the twelve months ended December 31, 2004.

     We have not had a manufacturing contract with Chartered since 1998. However, we have maintained a good relationship with Chartered for the pricing and delivery of our wafers. Due to our not having a contract with Chartered and the volatility of the semiconductor market, we may have no control over the pricing and availability of the wafers we require in order to build our products. The risk of us not receiving the products and pricing we need from Chartered is dependent upon market conditions and Chartered's internal objectives, so we continually evaluate alternative sources of supply. If we are unable to obtain the products and pricing we need, our business could suffer.

     Our programmed semiconductor logic products were supported with silicon wafers, built on 0.5-micron process technology, purchased from United Microelectronics and silicon wafers purchased from Chartered built on a 0.35-micron process technology. Products manufactured with smaller spacing generally support lower product costs by reducing the amount of raw material required for the product. In February 2003, we received notification from United Microelectronics that it would be unable to supply us with logic wafers after August 2003. We supported customers with 0.5-micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their lifetime requirements for these products with deliveries scheduled by the end of 2003. We do not plan to support sales logic products to the market in the foreseeable future. Revenue generated from our logic products accounted for approximately 7% of our total revenue for the twelve months ended December 31, 2003 and none of our revenue in 2004.

     REVIEW OF 2004 OPERATIONS - SEMICONDUCTOR DEVICES

     Total product sales of our semiconductor devices for 2004 were approximately $13,100,000. We have seen an increase in units shipments of our commercial products in 2004. The majority of this increase was for large production orders, with competitive bidding. Average selling prices were essentially the same in 2004 when compared to 2003. Revenues from our 4-kilobit, 16-kilobit, 64-kilobit, 256-kilobit and 1-megabit commercial products saw a total increase of approximately 8% in 2004 as compared to 2003. The majority of the increase was for large production orders. Revenues from our high-end industrial and military products saw an approximate increase of approximately 58% in 2004 as compared to 2003. The increase was primarily due to completing shipments of our nonvolatile semiconductor memory products against on-going military contracts.

     REVIEW OF 2004 OPERATIONS - GOVERNMENT CONTRACTS

     Total revenue received from our research and development contracts for 2004 was approximately $1,800,000 down from the $2,200,000 in 2003. This was equal to approximately 12% of our total revenue in 2004. The decrease of revenue for the twelve month period was the result of a decrease in billable labor and a decrease in materials billed against certain government contracts and an increase in research and development expenditures committed to internal product developments.

     RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 2004 AND 2003

     REVENUES - SEMICONDUCTOR DEVICES

     The following table sets forth our net revenues for semiconductor devices by product markets for the twelve months ended December 31, 2004 and 2003 (in thousands):

                                          2004          2003         Variance
                                          ----          ----         --------

     Commercial                         $10,314       $ 9,548         $  766
     High-end industrial and
       Military                         $ 2,778       $ 1,759         $1,019
     Logic Products                     $     -       $   956         $ (956)
                                        -------       -------         -------

     Total Semiconductor Revenue        $13,092       $12,263         $  829


     Commercial product revenues increased by $766,000 for the twelve month period ending December 31, 2004 as compared to the same period in 2003. The increase was due to an increase in unit demand of our commercial nonvolatile semiconductor memory products and the addition of our new 1-megabit nonvolatile semiconductor memory products.

     High-end industrial and military product revenues accounted for an increase of $1,019,000 for the twelve month period ending December 31, 2004 as compared with the same period in 2003. The increase was primarily due to completing shipments of our nonvolatile semiconductor memory products against on-going military contracts.

     Revenues from our logic products decreased by $956,000 for the twelve month period ending December 31, 2004 as compared to the same period in 2003. The decrease was due to our decision to eliminate this product line effective December 31, 2003.

     Three distributors accounted for approximately 35% of our semiconductor device product sales for the twelve months ended December 31, 2004. Products sold to distributors are sold without significant recourse. Distributor contracts allow distributors to return up to 5% in value of product inventory in each six month period. This allows them to keep inventory current to market demand. Distributors resell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our semiconductor device product sales.

     COST OF SALES AND GROSS MARGINS - SEMICONDUCTOR DEVICES

     We recorded costs of sales for semiconductor devices of $9,140,000 and $8,528,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively. These costs reflect an equivalent gross margin percentage for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003. Actual gross margin percentages were 30% for the twelve months ended December 31, 2004 and 2003.

     Chartered closed its wafer fabrication facility #1 in March 2004 and we completed the transfer of the manufacturing of our silicon wafers into Chartered's facility #2 in the third and fourth quarter of 2004. The transfer from Chartered's facility #1 to Chartered's facility #2 accounted for lower production yields through the first three quarters of 2004 as compared to the production yields we achieved in 2003. During the fourth quarter 2004, we began seeing production yields return to historic levels.

     RESEARCH AND DEVELOPMENT - SEMICONDUCTOR DEVICES

     We believe that continued investments in new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, our research and development department has been focusing its efforts on the installation of our process at Amkor Technology for the development of a 1-megabit 3-volt nonvolatile static random access memory. Development of the 1-megabit 3-volt nonvolatile static random access memory is continuing and we began shipping samples in September 2003. We are currently shipping 1-megabit products tested to production requirements on a provisional qualification and plan to have qualification complete in mid-2005.

     Total research and development expenses related to the semiconductor portion of our business were $4,942,000 and $3,987,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     The $955,000 increase for the twelve month period was related to increases in payroll and payroll overhead costs of $199,000, new product development costs of $732,000, equipment leases, maintenance agreements for software and depreciation of $20,000 and other expenses of $4,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services are required in order to develop our products in time to meet production schedules of our new products. The primary increase in product development costs was due to an increase in engineering materials and services such as, silicon wafer purchases, reticles, assembly and testing of our 1-megabit products from DongbuAnam Semiconductor and the development of our 64-kilobit and 256-kilobit products from X-FAB and 64-kilobit and 256-kilobit products from Chartered's wafer fabrication facility #2 and an increase in costs related to the commercial development of datacomm products performed by our Q-DOT subsidiary. The increase in product development costs included a one-time write off of capital purchases, of approximately $61,000, related to the development at X-FAB that ended in August 2004. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     SALES AND MARKETING - SEMICONDUCTOR DEVICES

     Total marketing expenses related to the semiconductor portion of our business were $1,608,000 and $1,213,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     The $395,000 increase for the twelve month period was related to an increase in payroll and payroll related costs of $240,000, advertising of $51,000, travel expenses of $36,000, sales commissions of $54,000 and other expenses of $14,000. The increase in payroll and payroll related costs and travel was a direct result of increased headcount, the increase in advertising expenses were due to increased advertising for our new 1-megabit product. The increase in sales commissions is a direct result of increased revenue.

     ADMINISTRATION - SEMICONDUCTOR DEVICES

     Total administration expenses related to the semiconductor portion of our business were $917,000 and $706,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     The $211,000 increase was due primarily to increases in accounting and legal fees of $52,000, professional fees of $47,000, costs associated with our annual meeting of shareholders of $47,000, payroll and payroll overhead costs of $35,000, and other miscellaneous expenses including travel of $30,000. The increase in legal fees was primarily related to costs incurred in relation to our annual meeting of shareholders and increased legal fees related to our registration statements on Form SB-2 that we are contractually obligated to file with the Securities and Exchange Commission. The increase in professional services was primarily due to an increase in fees paid to our Board of Directors and fees paid for financial consulting. The increase in accounting fees was due to increased audit fees related to our registration statements on Form SB-2. The increase in payroll and payroll overhead costs were primarily due to increased overhead costs.

     TOTAL OTHER INCOME (EXPENSE) - SEMICONDUCTOR DEVICES

     The $2,000 decrease in total other income (expense) for the twelve month period ending December 31, 2004 as compared to the twelve month period ending December 31, 2003 was primarily related to a decrease in interest income which was a direct result of a decreased cash balance.

     NET LOSS - SEMICONDUCTOR DEVICES

     We recorded a net loss of $3,730,000 and $2,389,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively. The increase of $1,341,000 in net loss for the twelve-month period was due primarily to an increase in operating expenses.

     REVENUES - GOVERNMENT CONTRACTS

     The following table sets forth our net revenues from the government contracts portion of our business for the twelve months ended December 31, 2004 and December 31, 2003 (in thousands):

                                           2004         2003         Variance
                                           ----         ----         --------

     Government Contracts                 $1,810       $2,241          $431


     The decrease of revenue for the twelve month period ending December 31, 2004 as compared to the same period in 2003 was the result of a decrease in billable labor and a decrease in materials billed against certain government contracts and an increase in research and development expenditures committed to internal product developments.

     COST OF SALES AND GROSS MARGIN - GOVERNMENT CONTRACTS

     We recorded cost of sales for government contracts of $899,000 and $1,093,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively. These costs reflect an equivalent gross margin percentages for the twelve months ended December 31, 2004 as compared to the twelve months ended December 31, 2003. Actual gross margin percentages for the twelve months ending December 31, 2004 and December 31, 2003 were 51%.

     RESEARCH AND DEVELOPMENT - GOVERNMENT CONTRACTS

     Total research and development expenses related to the government contracts portion of our business were $366,000 and $531,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     The $165,000 decrease for the twelve-month period ending December 31, 2004 as compared to the same period in 2003 was related to decreases of $14,000 in employment related expenses, $2,000 in software maintenance contracts and equipment leases, and $149,000 of overhead costs that were transferred to the semiconductor portion of the business. The overhead costs that were transferred to the semiconductor portion of the business were related to the labor associated with the commercial development of datacomm products.

     MARKETING - GOVERNMENT CONTRACTS

     Total marketing expenses related to the government contracts portion of our business were $335,000 and $334,000 for the twelve months ended December 31, 2004 and December 31, 2003, respectively.

     ADMINISTRATION - GOVERNMENT CONTRACTS

     Total administration expenses related to the government contracts portion of our business were $144,000 and $142,000 for the twelve month period ended December 31, 2004 and December 31, 2003, respectively.

     The $2,000 increase in administration expenses for the twelve month period was due to an increase in legal expenses of $20,000 which were offset by a decrease of $18,000 in overhead costs that were transferred to the semiconductor portion of the business. The overhead costs that were transferred to the semiconductor portion of the business were related to the labor associated with the commercial development of datacomm products.

     TOTAL OTHER INCOME (EXPENSE) - GOVERNMENT CONTRACTS

     The $19,000 decrease in other expense for the twelve-month period ending December 31, 2004 as compared to the twelve-month period ending December 31, 2003 was primarily related to overhead rates, which in 2003 and prior years were charged to other expense, being instead charged in 2004 to marketing expense.

     NET INCOME (LOSS) - GOVERNMENT CONTRACTS

     We recorded a net income of $60,000 and $116,000 for the twelve month periods ended December 31, 2004 and December 31, 2003, respectively. The decrease in net income was primarily due to decreased revenue.

FUTURE RESULTS OF OPERATIONS

     Our ability to be profitable will depend primarily on our ability to continue reducing manufacturing costs and increasing net product sales by increasing the availability of existing products, by the introduction of new products and by expanding our customer base. We are also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers and our ability to raise additional working capital.

     We are continuing our co-development program with DongbuAnam Semiconductor to develop a semiconductor process module that combines our nonvolatile technology with Anam's advanced 0.25-micron digital CMOS fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured into most of today's computer microchips. The module incorporates silicon oxide nitride oxide silicon or SONOS technology, which will be used to manufacture both high density SONOS flash and nonvolatile static random access memories, for stand alone and embedded products. During 2002 and through December 31, 2004, our research and development team along with the research and development team of Amkor Technology, the predecessor of Anam, worked aggressively on the co-development program. Our 1-megabit 3-volt nonvolatile static random access memory was the primary development vehicle. In February 2003, Amkor Technology sold controlling interest of its wafer fabrication facility to DongbuAnam Semiconductor. All contractual obligations were transferred to Anam U.S.A., a wholly owned subsidiary of DongbuAnam Semiconductor. Our co-development program has not been affected by the change in ownership and we do not expect any material changes in the support required to complete the program. In August 2003, we received the first complete processed silicon from this development, which yielded working samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product. We began shipping samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product in September 2003. During the third quarter of 2004, we began receiving initial production orders. We are currently shipping 1-megabit products tested to production requirements on a provisional qualification and plan to have qualification complete early in mid-2005. We cannot assure you that we will not discover technical problems or manufacturing concerns with this new product, that demand will develop for the new product or that we will be able to sell this new product at a profit.

     As of December 31, 2004, we had a backlog of unshipped customer orders of approximately $1,971,000 we expect to fill by June 30, 2005. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     Chartered closed its wafer fabrication facility #1 in March 2004. We have purchased silicon wafers, the raw materials used to produce our nonvolatile semiconductor memory products, from fabrication facility #1. We have been working with Chartered to transfer the manufacturing process of our memory wafers to Chartered's facility #2. Chartered's facility #2 is newer and more modern than its facility #1, processing 8 inch wafers rather than the older 6 inch wafers that were processed in facility #1. In the third and fourth quarter of 2004, we qualified and began shipping our 4-kilobit, 16-kilobit, 64-kilobit, 5-volt 256-kilobit and 3-volt 256-kilobit nonvolatile semiconductor memory product built on silicon wafers received from Chartered's facility #2.

     We cannot assure you that the growth in demand, or demand for our products, will increase in the future. Through 2004, we were dependent on our 0.8-micron products for revenue, for which customer demand has remained substantially flat over the past twelve months. We continue to explore alternatives to further reduce our cost to manufacture our existing products built on 0.8-micron technology. We do anticipate that once the transfer is complete and our customer demand transitions to the 0.25-micron product family from DongbuAnam, it will have a positive affect on our gross margins. We are currently reviewing additional cost reduction measures that may have the potential to improve our earnings.

     During the years ended December 31, 2004 and 2003, we purchased all of our silicon wafers to produce our 0.8-micron nonvolatile static random access memory products from a single supplier, Chartered. Approximately 98% and 92% of our semiconductor device sales for 2004 and 2003, respectively, were from finished units produced from these silicon wafers. We had an agreement with Chartered to provide wafers through September 1998. Although Chartered continues to provide us wafers under the terms defined in this contract we do not have a current signed agreement. DongbuAnam Semiconductor provides silicon wafers for our 0.25-micron process to support our 1-megabit product family. Approximately 2% of our semiconductor product sales for the twelve months ended December 31, 2004 were from finished units produced from these silicon wafers.

     We entered into a Process Transfer Agreement with X-FAB to install our silicon-nitride-oxide-semiconductor technology into its wafer fabrication facility to provide an additional manufacturing source to material supplied by Chartered. Due to a lack of Simtek and X-FAB resources required to install our nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, we ceased the installation of our nonvolatile semiconductor memory process into X-FAB's wafer fabrication facility in August 2004.

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

     Our ability to achieve profitability will depend primarily on our ability to continue reducing our manufacturing costs and increasing net product sales by improving the availability of existing products, by the introduction of new products and by expanding our customer base. With the positive feedback we have received from the customers who we have sampled our new 1-megabit product with, we expect to ramp production of this product early in 2005. In order to achieve these goals, we are dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

     As described in "Item 5. Market for Registrant's Common Stock and Related Security Holder Matters", on October 12, 2004, we closed a $2,500,000 equity financing with SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD and on November 7, 2003, we closed our $1,500,000 equity financing with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC.

         Also, on July 1, 2002, we received $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of our directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate; each of the RENN investment funds invested $1,000,000. The holder of the debentures has the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of our common stock. The debentures are convertible into our common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each RENN investment fund to 3,205,128 shares, totaling approximately 21% post-conversion for the three RENN investment funds, of our outstanding common stock, assuming no other options or warrants are exercised. During the first nine months of 2003 and the twelve months ended December 31, 2004, we were not in compliance with two of the covenants set forth in the loan agreement. Through December 31, 2004, we were not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On March 16, 2005, we received a waiver for the two covenants through January 1, 2006. However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to current liabilities.


     The change in cash flows for the twelve months ended December 31, 2004 used in operating activities was primarily a result of a net loss of $3,670,354, which is offset by $479,825 in depreciation and amortization. The changes in cash flow used in operating activities also reflected increases in allowance accounts, loss on disposal of assets, accounts receivable, inventory, prepaid expenses and other, accounts payable, and accrued expenses of $122,691, $75,110, $938,732, $684,954, $1,545, $1,084,289, and $207,939, respectively. The increase of $938,732 in accounts receivable was directly related to the increase in revenue for the fourth quarter of 2004. The $684,954 increase in inventory and $1,084,289 increase in accounts payable was due to the receipt of raw materials at the end of December 2004 required to support first quarter 2005 shipments. The $75,100 loss on disposal of assets, was primarily related to writing off the capital expenditures purchased for the installation of our process at X-FAB. The change in cash flows used in investing activities of $610,875 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and reticles required to produce our wafers. The change in cash flows provided by financing activities of $2,335,121 was primarily due to the equity financing of $2,248,851 (after expenses) we received in October 2004, payments on a line of credit of $150,000, payments on capital leases of $124,472 and $360,742 received from the exercise of stock options by certain employees.

     The change in cash flows for the year ended December 31, 2003 used in operating activities was primarily a result of a net loss of $2,272,641, which is offset by $497,701 in depreciation and amortization, decreases in allowance accounts, accounts receivable, inventory, prepaid expenses, accounts payable and deferred revenue of $16,376, $402,361, $411,358, $114,542, $49,314 and $40,500,
respectively and increases in accrued expenses of $64,626. The decrease of $402,361 in accounts receivable was directly related to certain customers paying invoices within our payment terms. The decrease in inventory was primarily due to an increase in finished goods shipments at the end of 2003. The decrease in prepaid expenses of $114,542 was due primarily to the renegotiation of certain software licenses. The decrease in accounts payable of $49,314 was primarily due to the timing of payments for standard operating expenses. The increase in accrued expenses was due primarily to increased vacation payable. The increase in vacation payable has occurred due to certain employees not using as much vacation time. The change in cash flows used in investing activities of $501,244 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows provided by financing activities of $1,640,296 was due to $1,475,515 (after expenses) received from the November 2003 equity financing transaction we did with the selling security holders, net borrowings on a line of credit of $150,000, proceeds of $183,131 for the exercise of stock options by certain employees less payments on a capital lease obligation of $168,350.

Short-term liquidity.

     Our cash balance at December 31, 2004 was $2,146,790.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Over the coming twelve months, we expect to spend approximately $8,000,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves. If we are unable to meet our capital needs, through these means, it may be necessary for us to raise more capital.

Long-term liquidity.

     We continue to evaluate our long-term liquidity. Our growth plans may require additional funding from outside sources. We are in ongoing discussions with investment banking organizations and potential lenders to ensure access to funds as required.

CRITICAL ACCOUNTING POLICES AND ESTIMATES

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

     We record an allowance for sales returns as a net adjustment to customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon distributor inventory levels. The contracts we have with our distributors allow them to return to us a 5% percent of their inventory in exchange for inventory that better meets their demands. At times, we are required to allow our distributors to lower the selling price of a specific device in order to meet competition. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions.

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

     We have various government contracts that are subject to audit by the United States Government. However, audits for the periods ending December 31, 2002 and December 31, 2003 have not been completed. In addition, certain of these contracts are based on our estimate as to their percentage of completion as of the balance sheet date. Our historical experience has not resulted in a material adjustment to prior recorded revenue amounts.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us beginning July 1, 2005. We have not yet completed our evaluation but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

     The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS 153 will have a material impact on our financial statements.

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

DESCRIPTION OF PROPERTY

We do not own any property.  We do not have a policy:

     1. limiting thepercentage of assets which may be invested in any one investment or type of investment

     2. regarding whether we acquire assets primarily for possible capital gain or primarily for income, or

     3. with respect to investments in real estate, interests in real estate, real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditor's Report ..............................................  38

Consolidated Balance Sheet - December 31, 2004.............................  39

Consolidated Statements of Operations - For the Years Ended
     December 31, 2004 and 2003............................................  40

Consolidated Statements of Changes in Shareholders' Equity -
     For the Years Ended December 31, 2004 and 2003........................  41

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2004 and 2003............................................  42

Notes to Consolidated Financial Statements - For the Years
     Ended December 31, 2004 and 2003......................................  43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, Colorado


We have audited the consolidated balance sheet of Simtek Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, consolidated statements of changes in shareholders' equity and consolidated statements of cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.




Denver, Colorado
January 18, 2005

                               SIMTEK CORPORATION


                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash and cash equivalents                                     $  2,146,790
     Accounts receivable - trade, net of allowance for
         doubtful accounts and return
         allowances of approximately $262,000                         2,777,164
     Inventory, net                                                   1,869,842
     Prepaid expenses and other current assets                          131,099
                                                                   ------------
                  Total currents assets                               6,924,895
EQUIPMENT AND FURNITURE, net                                            942,790
DEFERRED FINANCING COSTS                                                 74,684
OTHER ASSETS                                                             33,450
                                                                   ------------
     TOTAL ASSETS                                                  $  7,975,819
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                              $  2,122,923
     Accrued expenses                                                   582,615
     Accrued vacation payable                                           189,815
     Accrued wages                                                       31,205
     Obligation under capital leases                                     47,310
                                                                   ------------
                  Total current liabilities                           2,973,868
DEBENTURES                                                            3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                 13,024
                                                                   ------------
                  Total liabilities                                   5,986,892
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares
        authorized, none issued                                               -
     Common stock, $.01 par value; 300,000,000 shares
         authorized, 62,881,679 shares issued and
         62,871,679 shares outstanding                                  628,817
     Additional paid-in capital                                      41,778,120
     Treasury stock, at cost; 10,000 shares                             (12,504)
     Accumulated deficit                                            (40,405,506)
                                                                   ------------
                  Total shareholders' equity                          1,988,927
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  7,975,819
                                                                   ============



     See accompanying notes to these consolidated financial statements.


                               SIMTEK CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   FOR THE YEARS ENDED
                                                                                       DECEMBER 31,
                                                                          ---------------------------------------
                                                                              2004                       2003
                                                                              ----                       ----
NET SALES                                                                 $ 14,902,193                $ 14,503,771

     Cost of sales                                                          10,038,353                   9,621,249
                                                                          ------------                ------------

GROSS MARGIN                                                                 4,863,840                   4,882,522

OPERATING EXPENSES:
     Research and development costs                                          5,308,469                   4,518,528
     Sales and marketing                                                     1,943,091                   1,546,774
     General and administrative                                              1,061,121                     847,503
                                                                          ------------                ------------

                  Total operating expenses                                   8,312,681                   6,912,805
                                                                          ------------                ------------

LOSS FROM OPERATIONS                                                        (3,448,841)                 (2,030,283)

OTHER INCOME (EXPENSE):
     Interest income                                                            26,484                      30,116
     Interest expense                                                         (241,254)                   (254,144)
     Other expense                                                              (6,743)                    (18,330)
                                                                          ------------                ------------

                  Total other income (expense)                                (221,513)                   (242,358)
                                                                          ------------                ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                    $ (3,670,354)               $ (2,272,641)
                                                                          ------------                ------------

     Provision for income taxes                                                     --                          --
                                                                          ------------                ------------

NET LOSS                                                                  $ (3,670,354)               $ (2,272,641)
                                                                          ============                ============

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS                                                $       (.06)               $       (.04)
                                                                          ============                ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                      58,586,411                  54,889,008
                                                                          ============                ============


                   See accompanying notes to these consolidated financial statements.



                                                    SIMTEK CORPORATION


                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                  COMMON STOCK           ADDITIONAL                                       TOTAL
                                          -------------------------       PAID-IN        TREASURY      ACCUMULATED    SHAREDHOLDERS'
                                            SHARES          AMOUNT        CAPITAL          STOCK         DEFICIT          EQUITY
                                          ----------       --------     -----------      ---------    -------------   --------------
BALANCES, January 1, 2003                 54,382,273       $543,823     $37,594,875      $(12,504)    $(34,462,511)     $ 3,663,683


  Exercise of stock options                  679,097          6,791         176,340             -                -          183,131
  Equity financing November 7,
    2003, net of $24,485 in
    costs                                  1,651,982         16,520       1,458,995             -                -        1,475,515
  Net loss                                         -              -               -             -       (2,272,641)      (2,272,641)
                                          ----------       --------     -----------      --------     -------------    -------------
BALANCES, December 31, 2003               56,713,352        567,134      39,230,210       (12,504)     (36,735,152)       3,049,688

  Exercise of stock options                1,008,368         10,083         350,659             -                -          360,742
  Equity financing October 12,
      2004, net of $251,150 in
      costs                                5,159,959         51,600       2,197,251             -                -        2,248,851
  Net loss                                         -              -               -             -       (3,670,354)      (3,670,354)
                                          ----------       --------     -----------      --------     -------------    -------------
BALANCES, December 31, 2004               62,881,679       $628,817     $41,778,120      $(12,504)    $(40,405,506)     $ 1,988,927
                                          ==========       ========     ===========      ========     ============      ===========

























                                See accompanying notes to these consolidated financial statements.



                                              SIMTEK CORPORATION


                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                                        2004                 2003
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(3,670,354)          $(2,272,641)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                                  479,825               497,701
         Loss on disposal of assets                                                      75,110                36,542
         Net change in allowance accounts                                               122,691               (16,376)
         Deferred financing fees                                                         16,596                16,596
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                      (938,732)              402,361
              Inventory                                                                (684,954)              411,358
              Prepaid expenses and other                                                 (1,545)              114,542
          Increase (decrease) in:
              Accounts payable                                                        1,084,289               (49,314)
              Accrued expenses                                                          207,939                64,626
              Deferred revenue                                                               --               (40,500)
                                                                                    -----------           -----------
         Net cash used in operating activities                                       (3,309,135)             (835,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Release of restricted cash                                                         300,000                    --
     Purchase of equipment and furniture, net                                          (610,875)             (501,244)
                                                                                    -----------           -----------
         Net cash used in investing activities                                         (310,875)             (501,244)
                                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line-of credit and the issuance of a note                               --               250,000
     Payments on notes payable and line of credit                                      (150,000)             (100,000)
     Payments on capital lease obligation                                              (124,472)             (168,350)
     Equity financing October 2004 and November 2003, net                             2,248,851             1,475,515
     Exercise of stock options                                                          360,742               183,131
                                                                                    -----------           -----------
         Net cash provided by financing activities                                    2,335,121             1,640,296
                                                                                    -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (1,284,889)              303,947

CASH AND CASH EQUIVALENTS, beginning of year                                          3,431,679             3,127,732
                                                                                    -----------           -----------
CASH AND CASH EQUIVALENTS, end of year                                              $ 2,146,790           $ 3,431,679
                                                                                    ===========           ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Purchase of equipment through payables and capital leases                      $        --           $   144,160
                                                                                    ===========           ===========
     Cash paid for interest                                                         $   242,180           $   253,219
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


                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

     Nature of Business Operations - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memories and programmed semiconductor logic products. The Company's operations have concentrated on the design and development of the 1-megabit, 256-kilobit, 64-kilobit, and 16-kilobit nonvolatile semiconductor memory product families and associated products and technologies as well as the development of sources of supply and distribution channels. The Company also provides electronics engineering research and development contracts.

     Consolidation Policy - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Q-DOT. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Liquidity - During 2004, the Company incurred a net loss of approximately $3,670,000 and has accumulated deficits of $40,406,000 as of December 31, 2004. The Company was also not in compliance with its debentures throughout 2004, but was successful in obtaining waivers from the debenture holders. Also during the fourth quarter of 2004, the Company raised equity capital of $2,248,000 and has working capital of $3,951,000 as of December 31, 2004.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity. The Company, however, has been successful in the past in raising capital and has no short-term financings as of December 31, 2004.

     If the Company is unable to achieve profitable operations in 2005 it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     and others which are fixed-price. The majority of the contracts are for services performed in Colorado. For some services rendered on Government contracts, the time between providing the services and the final cash realization from the sale of such services may extend two or more years.

     Costs on contracts with the government (including allocable indirect costs) are subject to audit and adjustment by negotiations between the Company and Government representatives. Costs submitted for reimbursement are subject to Government audits for compliance with government cost accounting standards, federal acquisitions regulations and other contract terms. Negotiations for all of the years through December 31, 2002 have been completed without any material adjustments. Management does not believe the results of the December 31, 2003 and December 31, 2004 government audits and subsequent negotiations will have a material effect on the accompanying financial statements.

     Fair Value of Financial instruments - The Company's short-term financial instruments consist of cash, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk principally of cash and accounts receivable.

     The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivate financial instruments.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2004, substantially all of the Company's cash and cash equivalents were held by a single bank, of which approximately $1,969,298 was in excess of Federally insured amounts.

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

     Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at December 31, 2004 included:

                  Raw materials                            $   68,955
                  Work in progress                          1,765,044
                  Finished goods                              204,423
                                                           ----------
                                                            2,038,422
                  Less reserves for excess inventory         (168,580)
                                                           ----------

                                                           $1,869,842
                                                           ==========

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Research and Development Costs - Research and development costs are charged to operations in the period incurred. Total research and development costs for the twelve months ending December 31, 2004 and December 31, 2003 were $5,308,469 and $4,518,528, respectively.

     Advertising - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $82,505 and $39,660 in 2004 and 2003, respectively.

     Loss Per Share - Basic Earnings Per Share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 2003 and 2004, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 5,990,085 and 5,794,081 options for 2004 and 2003, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     compensation cost been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                      Years Ended December 31,
                                                        2004            2003
                                                        ----            ----

     Net loss as reported                           $(3,670,354)    $(2,272,641)
       Add: Stock based compensation included
         in reported Net loss                                 -               -
       Deduct: Fair value of stock based
         compensation                                  (830,529)       (520,073)
                                                    -----------     -----------
       Proforma net loss                            $(4,500,883)    $(2,792,714)
                                                    ===========     ===========

     Net loss as reported - basic and diluted       $     (.06)     $      (.04)
       Deduct: Fair value of loss per share               (.01)            (.01)
                                                    ----------      -----------
     Proforma net loss - basic and diluted          $     (.07)     $      (.05)
                                                    ==========      ===========


     The fair value of each option granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:


                                                    Options Granted During
                                                     2004            2003
                                                     ----            ----

     Expected volatility                           108.26%          122.2%
     Risk-free interest rate                         2.40%            2.0%
     Expected dividends                                 -               -
     Expected terms (in years)                        4.0             4.0


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

     Business Segments - The Company has adopted Statement of Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), which established standards for the way companies report information about their operating segments. Prior period amounts have been restated to conform to the requirements of this statement.

     Recently Issued Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for interim or annual periods beginning after June 15, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative. The new standard will be effective for the company, beginning

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     July 1, 2005. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the proforma effects reported above.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 151 will have a material impact on the Company's financial statements.

     The FASB issued SFAS 153, Exchanges of Nonmonetary Assets, which changes the guidance in APB Opinion 29, Accounting for Nonmonetary Transactions. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS 153 will have a material impact on the Company's financial statements.


2.   EQUIPMENT AND FURNITURE:
     ------------------------

     Equipment and furniture at December 31, 2004 consisted of the following:

     Leased equipment under capital leases                   $   147,660
     Research and development equipment                        1,993,829
     Computer equipment and software                           2,091,595
     Office furniture                                            236,360
     Other equipment                                             204,632
                                                             -----------
                                                               4,674,076
     Less accumulated depreciation and amortization           (3,731,286)
                                                             ------------

                                                             $   942,790
                                                             ===========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $479,825 and $497,701 was charged to operations for the years ended December 31, 2004 and 2003, respectively. Included in the amortization expense for 2004 and 2003 was $100,804 and $112,921, respectively of amortization of software and research and development equipment under capital leases. At December 31, 2004 and December 31, 2003, accumulated amortization for software under capital leases was $421,754 and $320,952, respectively.

3.   CONVERTIBLE DEBENTURES:
     -----------------------

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc.,

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock. During the first nine months of 2003 and the twelve months ended December 31, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement. Through December 31, 2004, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On March 16, 2005, the Company received a waiver for the two covenants through January 1, 2006. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.


4.   COMMITMENTS:
     ------------

     Offices Leases - The Company leases office space under a lease, which expires on February 28, 2013. Monthly lease payments are approximately $16,000.

     Through the acquisition of Q-DOT, the Company has non-cancelable long-term lease agreements for office space, office furnishings and equipment that expire at various dates through April 2007.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next nine years.

     Future minimum lease payments under the equipment, furniture and office leases described above are as follows:

                  Years Ending
                  December 31,
                  ------------
                   2005                               $  916,027
                   2006                                  515,846
                   2007                                  371,122
                   2008                                  211,069
                   2009 & After                        1,056,780
                                                      ----------

                                                      $3,070,844
                                                      ==========

     Office rent and equipment lease expense totaled $930,076 and $769,870 for the years ended December 31, 2004 and 2003, respectively.

     In addition, the Company leases research and development software under four capital leases, which will expire over the next two years. At December 31, 2004, future minimum lease payments under the lease described above is as follows:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Years Ending
     December 31,
     ------------

         2005                                                          $ 52,620
         2006                                                             8,770
                                                                       --------
     Total net minimum lease payments                                    61,390
     Less interest and taxes                                             (1,056)
                                                                       --------
     Present value of net minimum lease payments                         60,334
     Less current portion of capital leases                             (47,310)
                                                                       --------
                                                                       $ 13,024
                                                                       ========

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

5.   SHAREHOLDERS' EQUITY:
     ---------------------

     On October 12, 2004, the Company closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, the Company issued 4,127,967 shares of its common stock to SF Capital Partners, Ltd, 515,996 shares of its common stock to Bluegrass Growth Fund LP and 515,996 shares of its common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of the Company's common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 386,997 shares of the Company's common stock

     On November 7, 2003, the Company closed a $1,500,000 equity financing with the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. In exchange for the $1,500,000, the Company issued 550,661 shares of our common stock to each of the three RENN investment funds, Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. The purchase price was based on the average closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Warrants - A summary of the warrants outstanding as of December 31, 2004, is as follows:

                                                                                                  Per
                                                                      # of                      Warrant       Extended
                                                                    Warrants     Expiration    Exercise       Value of
     Warrant Holder                      Description  Issue Date   Outstanding      Date         Price        Warrants
     --------------                      ------------ ------------ ------------ ------------  ------------  ----------
      BFSUS Special Opportunities
        Trust Plc.                       Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

      BFSUS Special Opportunities
        Trust Plc.                       Warrants     11/7/2003      125,000     11/7/2008    $  1.50      $   187,500

      Renaissance US Growth &
        Investment Trust Plc.            Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

      Renaissance US Growth &
        Investment Trust Plc.            Warrants     11/7/2003      125,000     11/7/2008    $  1.50      $   187,500

      Renaissance Capital Growth &
        Income Fund III                  Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

      Renaissance Capital Growth &
        Income Fund III                  Warrants     11/7/2003      125,000     11/7/2008    $  1.50      $   187,500

      SF Capital Partners Ltd.           Warrants     10/12/2004   2,063,984     10/12/2009   $  0.627     $ 1,294,118

      Bluegrass Growth Fund Ltd          Warrants     10/12/2004     257,998     10/12/2009   $  0.627     $   161,765

      Bluegrass Growth  Fund Lp          Warrants     10/12/2004     257,998     10/12/2009   $  0.627     $   161,765

      Merriman Curhan Ford & Co.         Warrants     10/12/2004     386,997     10/12/2009   $  0.627     $   242,647
                                                                   ---------                               -----------

      Total Warrants                                               3,716,977                               $ 2,891,545
                                                                   =========                               ===========

     Stock Option Plans - The Company has approved two stock option plans that authorize 600,000 incentive stock options and 9,900,000 non-qualified stock options that may be granted to directors, employees, and consultants. On September 26, 2001, the Incentive Stock Option Plan terminated. All options outstanding at the time of the plan termination may be exercised in accordance with their terms. The Non-Qualified Stock Option Plan which was adopted in 1994 remains in effect. The plans permitted the issuance of incentive and non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans are 10 years and options granted to employees expire three months after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years. None of the options may be exercised during the first six months of the option term.

     Following is a summary of activity under these stock option plans for the years ended December 31, 2004 and 2003:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    2004                        2003
                                          -------------------------    ----------------------
                                                         Weighted                   Weighted
                                                         Average                    Average
                                            Number of    Exercise       Number of   Exercise
                                              Shares      Price          Shares      Price
                                          ------------   ---------     ----------   --------
     Outstanding, beginning of year        5,794,081     $  .45        5,539,386    $ .47

         Granted                           1,439,334        .78        1,224,500      .21
         Expired                                   -          -          (45,000)    (.13)
         Exercised                        (1,001,231)      (.36)        (679,097)    (.27)
         Cancelled                          (242,099)     (1.15)        (245,708)    (.39)
                                          ----------                   ---------

     Outstanding, end of year              5,990,085     $  .64        5,794,081    $ .45
                                          ==========                   =========

     All options granted during 2004 and 2003, were at the current market price and the weighted average fair value was $0.78 and $0.17, respectively. At December 31, 2004, options for 4,776,078 shares were exercisable and of the remaining options of 1,214,007; 758,354, 406,285 and 49,368 shares will become exercisable in 2005, 2006, and 2007, respectively.

     The following information summarizes stock options outstanding at December 31, 2004:


                               Outstanding                                                             Exercisable
------------------------------------------------------------------------------------        -----------------------------------
                                               Weighted Average
                           ---------------------------------------------------------

                                                  Remaining              Weighted                                    Weighted
Exercise                     Number              Contractual             Average                Number                Average
 Price                     Outstanding          Life in Months        Exercise Price         Exercisable          Exercise Price
--------                   -----------          --------------        --------------         -----------          --------------

$0.14-$0.18                 1,123,632                 55                  $0.16                 721,681                $0.17

$0.25-$0.41                 2,329,119                 45                  $0.35               2,274,598                $0.35

$0.60-$0.90                   823,000                 52                  $0.68                 756,333                $0.66

$1.13-$1.44                 1,439,334                 55                  $1.23                 913,049                $1.25

$1.50-$1.90                   275,000                 59                  $1.73                 110,417                $1.66
                            ---------                                                           -------

                            5,990,085                                                          4,776,078
                            =========                                                          =========

     Incentive Stock Option Plan - At the time of the acquisition of Q-DOT, Q-DOT had an Incentive Stock Option Plan for the benefit of its employees. At December 31, 2000, Q-DOT had outstanding options to purchase 5,356 shares of its stock. At the time of closing, these options converted into 94,601 options to purchase Simtek Common Stock. No further options will be issued under this plan and all options outstanding will continue to vest per their original vesting schedule. These options have not been included in the above tables. As of December 31, 2004 there were 83,049 options to purchase Simtek Common Stock outstanding.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

6.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     ------------------

     Sales by location for the years ended December 31, 2004 and 2003 were as follows (as a percentage of sales):

                                      2004             2003
                                      ----             ----

     United States                     38%               46%
     Europe                            10%               11%
     Far East                          42%               38%
     Other                             10%                5%
                                      ----             -----
     Total                            100%              100%


     Sales from Government contracts accounted for approximately 12% and 15% of total sales for the years ended December 31, 2004 and 2003, respectively. Sales from the Company's military products accounted for approximately 18% and 12% of total sales for the years ended December 31, 2004 and 2003, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2004 and 2003 were as follows (as a percentage of sales) :

     Customer                                  2004           2003
     --------                                  ----           ----

         A                                      11%            16%
         B                                      11%             5%
         C                                      13%             6%

     All customers identified above are from the semiconductor segment of the Company's business.

     At December 31, 2004, the Company had gross trade receivables totaling $1,285,393 due from the above three customers.

     In 2004 and 2003, the Company purchased all of its memory wafers, based on
     0.8 micron technology from a single supplier Chartered Semiconductor Manufacturing. Approximately 86% and 78% of the Company's net revenue for 2004 and 2003, respectively, were from finished units produced from these wafers. The Company had an agreement with Chartered Semiconductor Manufacturing to provide wafers, which expired in September 1998. This agreement has not been extended or terminated, however, this supplier still provides wafers to the Company. However, the Company has maintained a good relationship with Chartered for the pricing and delivery of the Company's wafers. Due to not having a contract with Chartered Semiconductor Manufacturing and the volatility of the semiconductor market, the Company may not have control over the pricing and availability of the wafers the Company requires in order to build the Company's products. The risk of the Company not receiving the products and pricing the Company needs from Chartered Semiconductor Manufacturing has escalated. If the Company is unable to obtain the products and pricing it needs, the Company's business could suffer.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 7% of its net revenue for 2003 were from finished units produced from these wafers. In February 2003, the Company received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. The Company supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these products with deliveries scheduled by the end of the year. As of December 31, 2003, the Company is not supporting sales of logic products to the market.

7.   TAXES:

     Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The components of deferred taxes are as follows:

                                                                 Deferred Tax
                                                              Assets (Liability)
                                                              ------------------

     Current:
          Allowance for doubtful accounts                        $      5,000
          Reserves                                                    203,000
          Accrued expenses                                            102,000
                                                                 ------------
          Net current deferred tax before valuation allowance         310,000
          Valuation allowance                                        (310,000)
                                                                 ------------
     Total current deferred tax                                  $          -
                                                                 ============

     Non-Current:
          Net operating losses                                   $ 13,303,000
          Property and equipment                                        5,000
          Intangibles                                               1,054,000
                                                                 ------------
          Net non-current deferred tax asset before
            valuation allowance                                    14,362,000
     Valuation allowance                                          (14,362,000)
                                                                 ------------
     Total non-current deferred tax asset                        $          -
                                                                 ============


     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2004 increased $1,720,000 and decreased $525,000 in 2003.

     At December 31, 2004, the Company has approximately $36,000,000 available in net operating loss carryforwards which begins to expire from 2005 to 2016. As a result of certain non-qualified stock options which have been exercised, approximately $4,236,000 of the net operating loss carryforward will be charged to "paid-in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2004 and 2003 differed from the amounts computed by applying the U.S. Federal statutory tax rates to the pre-tax loss as follows:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    2004        2003
                                                                    ----        ----
      Statutory rate                                               (34.0)%     (34.0)%
      State income taxes, net of Federal income tax benefit         (3.3)%      (3.3)%
      Increase (reduction) in valuation allowance related to
          net operating loss carryforwards and change in
          temporary differences                                     37.3%       37.3%
                                                                  -------     -------
                                                                  $     -     $     -
                                                                  =======     =======

8.   BUSINESS SEGMENTS:
     ------------------

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

                                         Semiconductor     Government
     Description             Years          Devices        Contracts        Total
     Net sales               2004         $13,092,441      $1,809,752     $14,902,193
                             2003          12,262,820       2,240,951      14,503,771

     Net income (loss)       2004         $(3,730,610)     $   60,256     $(3,670,354)
                             2003          (2,388,730)        116,089      (2,272,641)

     Interest income         2004         $    26,436      $       48     $    26,484
                             2003              30,116               -          30,116

     Interest expense        2004         $  (241,254)     $        -     $  (241,254)
                             2003            (254,144)              -        (254,144)

     Depreciation and
       amortization          2004         $   442,084      $   37,741     $   479,825
                             2003             469,498          28,203         497,701

     Total assets            2004         $ 7,063,513      $  912,306     $ 7,975,819
                             2003           7,302,829         694,958       7,997,787


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     None in 2004.


ITEM 8A: CONTROLS AND PROCEDURES
--------------------------------

(a) Evaluation of disclosure controls and procedures.

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures as of the filing date of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

     Our directors and executive officers are as follows:

Name                                   Age                           Position
----                                   ---                           --------
Douglas M. Mitchell...............     55         Director, Chief Executive Officer, President and Chief Financial
                                                  Officer (acting) and Chairman of the Board of Q-DOT Group, Inc.

Thomas Linnenbrink................     61         Director, President, Chief Executive Officer, and Technical
                                                  Director of Q-DOT subsidiary

Donald G. Carrigan................     57         Vice President of Sales and Marketing, Corporate Secretary

David W. Still....................     49         Vice President of Engineering

Harold Blomquist..................     52         Chairman of the Board

Alfred Stein......................     72         Director

Robert H. Keeley..................     64         Director

Ronald Sartore....................     55         Director

Robert C. Pearson.................     69         Director

     DOUGLAS M. MITCHELL served as our Chief Operating Officer from July 1, 1997 until January 1, 1998 at which time he became Chief Executive Officer, President and a director. Mr. Mitchell's current term of office as a director expires in 2007. Mr. Mitchell is also the Chairman of the Board of our subsidiary, Q-DOT Group. Mr. Mitchell has over 20 years of experience in the semiconductor and electronics systems industry holding various marketing and sales management positions. Prior to joining us, he was President and Chief Executive Officer of a wireless communications company, Momentum Microsystems. Previously, Mr. Mitchell was Vice President of Marketing and Sales for Array Microsystems, a digital signal processing integrated circuit company specializing in video image processing. Prior to this Mr. Mitchell was Vice President of Marketing with SGS-Thomson Microelectronics, responsible for marketing and applications engineering of Digital Signal Processing, transputer, microcontroller and graphics products in North America. SGS-Thomson had acquired Inmos Corporation where Mr. Mitchell had been Manager, US Marketing and Sales. Mr. Mitchell has held management positions at Texas Instruments and Motorola and has been responsible for various product definition and product development. Mr. Mitchell holds a Bachelors degree in electrical engineering from the University of Texas and a Masters of Business Administration degree from National University.

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

     DONALD G. CARRIGAN has served as Vice President of Sales and Marketing and Corporate Secretary since joining Simtek in September of 2001. Mr. Carrigan has over 31 years experience in the semiconductor industry. Prior to joining Simtek he was vice president of sales for Ramtron International Corporation and an executive officer of Ramtron. During his 12 years at Ramtron, Mr. Carrigan held various marketing and sales positions as well as General Manager of the ferroelectric product business unit. Prior to joining Ramtron, Mr. Carrigan was with Inmos Corporation for 8 years where he held various positions in engineering and marketing management including the Director of Marketing position. Mr. Carrigan also held positions in engineering management and R & D with NCR Microelectronics and Texas Instruments. Mr. Carrigan holds nine semiconductor patents in circuit design, architecture and process technology. Mr. Carrigan holds a Bachelors degree in Electrical Engineering from the University of Tennessee, Knoxville, Tennessee and a Masters degree in Electrical Engineering from Southern Methodist University, Dallas, Texas.

     DAVID W. STILL has served as the Vice President of Engineering at Simtek since December of 2001. Mr. Still has over 26 years experience in various corporate, management, and technical positions within the semiconductor industry, where he has successfully managed engineering teams developing products in CMOS, bipolar, and GaAs processes, as well as associated CAD software. Prior to his work at Simtek, he served as Vice President of IC engineering for Comsilica, developing SOC WLAN products for 802.11a and b wireless networks. Previously, he served as manager of the Colorado Design Center for Lattice Semiconductor (formerly Minc), an FGPA / CPLD CAD software company. Mr. Still was also a Vice President of Engineering at Array Microsystems, a digital video product company, where he managed the CMOS IC design and software development groups. He has also held engineering management positions with Prisma and Honeywell. At Honeywell, he received two technical excellence awards for his contributions to PLA designs. Mr. Still has published over 18 technical papers and has received 2 patents. Mr. Still holds a Masters Degree in Electrical Engineering from Arizona State University and a Bachelors Degree in Electrical Engineering from the University of Nebraska.

     HAROLD A. BLOMQUIST was originally appointed as a director in May 1998, resigned from the Board in July 2001 to avoid a potential conflict of interest with his employer and was re-appointed in January 2002. Mr. Blomquist's current term of office as a director expires in 2005. In October 2003, Mr. Blomquist was elected to the position of Chairman of the Board of Directors. He has served as a Director on the Board of Microsemi, Inc. since February 2003 and as a consultant to venture investors and early stage technology companies in the semiconductor and electronic components areas. In the past, he was employed as President and Chief Executive Officer of Morpho Technologies, Inc., Chief Executive Officer of Tower Semiconductor, USA, Inc. Mr. Blomquist served as a member of the Board of Directors of AMIS Holding Co. and Sr. Vice President of AMI Semiconductors. Prior to joining AMI in April 1990, Mr. Blomquist held positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos Corporation and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     ALFRED J. STEIN has served as a director since March 2004, which term expires in 2006. He is currently a Consultant and Advisor to startup companies in the high technology industry. He previously served at VLSI Technology, Inc. as Chairman of the Board and Chief Executive Officer from 1982 until its acquisition by Philips Electronics in 1999. During his tenure, VLSI grew from a venture capital funded start-up to a publicly traded company with revenues in excess of $600 million and over 2,200 employees in more than 25 locations around the world. For more that 40 years, Mr. Stein has played a significant role in the high tech industry, including senior management assignments at both Texas Instruments and Motorola. Mr. Stein was with Texas Instruments for 18 years from 1958 through 1976; his last position was Vice President and General Manager for the Electronics Devices Division. Mr. Stein was with Motorola for 5 years where he was Vice President and Assistant General Manager of Motorola's Semiconductor Sector. He joined VLSI Technology from Arrow Electronics where he had been that company's Chief Executive Officer. Mr. Stein is on the Board of Directors of three publicly traded companies: Advanced Power Technology, ESS Technology, Electronics Boutique and several private startup companies. He also has served on the board of directors at Applied Materials, Radio Shack Corporation and was Chairman of the Board for the Semiconductor Industry Association (SIA). He served on the Board of Trustees for St. Mary's University of Texas.

     ROBERT H. KEELEY has served as a director since May 1993. Dr. Keeley's current term of office as a director expires in 2007. He retired in August 2004 from the University of Colorado - Colorado Springs where he was the El Pomar Professor of Business Finance. He currently is Professor Emeritus at the University. From 1986 until he joined the faculty at the University of Colorado at Colorado Springs in 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelors degree in electrical engineering from Stanford University, an M.B.A. from Harvard

University and a Ph.D. in business administration from Stanford University. Dr. Keeley is also a director of three private companies and is the president of one of them.

     RONALD SARTORE has served as a director since March 2004, which term expires in 2006. Mr. Sartore has over 30 years experience in the computer and semiconductor fields and is currently the Vice President of High speed Serial Interfaces (HSSI) Business Unit for Cypress Semiconductor's Consumer and Computation Division. Mr. Sartore joined Cypress after Cypress's May 1999 accretive acquisition of Anchor Chips, where he was its CEO, and President. Mr. Sartore founded Anchor chips in 1995 and secured $9.5 million in funding from its majority owner; South Korea's LG Semicon. Prior to that, Mr. Sartore worked as a systems architect for San Diego based AMCC. Previous to AMCC, Mr. Sartore was a technical consultant for Array Microsystems, and an employee of Maximum Storage, both in Colorado Springs. In 1985, Mr. Sartore co-founded Cheetah International, a manufacturer of personal computers and peripherals until its acquisition by Northgate Computers in 1990. Cheetah's products, designed by Sartore, have received acclaim for their high performance and were the subject of articles in numerous trade magazines. Prior to Cheetah, Mr. Sartore has held technical design positions in the following companies: Inmos, in Colorado Springs, Colorado; Synercom Technology, in Sugarland, Texas; Texas Instruments, in Stafford, Texas; NCR, in Millsboro, Delaware; and Sperry Univac, in Blue Bell, Pennsylvania. Mr. Sartore currently holds 12 US patents and obtained a BS degree in Electrical Engineering from Purdue University.

     ROBERT C. PEARSON has served as a director since July 2002. Mr. Pearson's current term of office as a director expires in 2005. He joined RENN Capital Group in April 1997 and is Senior Vice President-Investments. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments Incorporated where he served in several positions including Vice President-Controller and later as Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is currently a Director of Poore Brothers, Inc., CaminoSoft, Inc., Advanced Power Technology, Inc., and Simtek, all publicly held. He is also a Director of eOriginal, Inc., a privately held company.

     Our amended and restated articles of incorporation and bylaws provide that if the Board consists of six or more persons, then the members of the Board shall be divided into three classes, each class to be as nearly equal in number as possible. The Board is currently divided into three classes, each class consisting of two directors, with each class having a three-year term. Vacancies on the Board may be filled only by persons elected by a majority of the remaining directors. A director elected by the Board to fill a vacancy (including a vacancy created by an increase in the Board) will serve for the remainder of the full term of the class of directors in which the vacancy occurred and until the director's successor is elected and qualified. There are two Class 1 Directors, Messrs. Douglas Mitchell and Robert Keeley, whose terms of office will expire at the 2007 annual meeting, two Class 2 Directors, Messrs.

Blomquist and Pearson, whose terms of office will expire at the 2005 annual meeting, and two Class 3 Directors, Messrs. Sartore and Stein, whose terms of office will expire at the 2006 annual meeting.

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

Special Provisions in Our Amended and Restated Articles of Incorporation and Bylaws

     Our amended and restated articles of incorporation contain a provision limiting the liability of directors to the fullest extent permitted under the Colorado Business Corporation Act. The Colorado Business Corporation Act allows a corporation to limit the personal liability of a director to the corporation or its shareholders for monetary damages for breaches of fiduciary duty as a director except:

     o breaches of the director's duty of loyalty to the corporation or to its shareholders;

     o acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law;

     o other acts specified in the Colorado Business Corporation Act, such as acts involving voting for or assenting to a distribution made in violation of the Colorado Business Corporation Act or our amended and restated articles of incorporation;

     o transactions from which the director derived an improper personal benefit.

     The provisions of the Colorado Business Corporation Act will not impair our ability to seek injunctive relief for breaches of fiduciary duty. Such relief, however, may not always be available as a practical matter.

     Our amended and restated articles of incorporation also contain a provision that requires us to indemnify, to the fullest extent permitted under law, directors and officers against all costs and expenses reasonably incurred in connection with the defense of any claim, action, suit or proceeding, whether civil, criminal, administrative, investigative or other, in which such person may be involved by virtue of being or having been a director, officer or employee.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of Simtek pursuant to the foregoing provisions, or otherwise, Simtek has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     Our amended and restated articles of incorporation and bylaws provide for a classified board of directors when we have six or more directors. This may have the effect of delaying or preventing changes in control of our management, which could adversely affect the market price of our common stock by discouraging or preventing takeover attempts that might result in the payment of a premium price to our shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         To our knowledge, based solely upon a review of reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2004, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of our common shares under Section 16(a) of the Exchange Act were complied with, except as noted below:

     Mr. Alfred Stein filed one Form 4 on July 7, 2004 with respect to a transaction occurring on June 29, 2004.

AUDIT COMMITTEE AND FINANCIAL EXPERT

     Our board of directors has established an audit committee comprised of Messrs. Keeley, Blomquist and Stein. Our board has determined that Mr. Keeley has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by the SEC. All members of our Audit Committee are independent according to Nasdaq's listing standards.

ITEM 10: EXECUTIVE COMPENSATION
-------------------------------

Summary Compensation Table

     The following table sets forth information for each of our last three fiscal years with respect to the annual and long-term compensation of the only individual acting as the Chief Executive Officer during the fiscal year ended December 31, 2004 and each other executive officer of the Company who served during any part of 2004 whose annual salary and bonus for the fiscal year ended December 31, 2004 exceeded $100,000.

                                             Summary Compensation Table

                                                                             Long Term Compensation
                                                                             ----------------------
                                        Annual Compensation                          Awards
                              -----------------------------------------      ----------------------

Name                                                          Other
and                                                           Annual               Securities
Principal                                                     Compen-              Underlying
Position                      Year    Salary($)   Bonus($)    sation($)             Options
---------                     ----    ---------   --------    ---------            ----------

Douglas M. Mitchell(1)        2004    $175,000          --        --                      --
Chief Executive Officer,      2003    $175,000          --        --                 200,000
Chief Financial Officer       2002    $175,000          --        --                      --
(acting) and President


Thomas Linnenbrink            2004    $145,435          --        --                  30,000
Chief Executive Officer,      2003    $141,200          --        --                  30,000
President and Technical       2002    $135,408          --        --                  30,000
Director of Q-DOT
Subsidiary

Donald G. Carrigan(2)         2004    $136,475     $44,569(3)     --                  30,000
Vice President of Sales       2003    $132,500     $29,268(3)     --                  30,000
and Marketing                 2002    $ 40,625     $42,228(3)     --                      --

David W. Still(4)             2004    $138,020          --        --                  50,000
Vice President of             2003    $134,000          --        --                  50,000
Engineering                   2002    $130,000          --        --                      --

(1) Mr. Mitchell became our Chief Executive Officer and President on January 1, 1998.

(2) Mr. Carrigan became our Vice President of Sales and Marketing on August 31, 2001.

(3) Mr. Carrigan is on a bonus plan that is directly related to net revenue and department spending.

(4)  Mr. Still became our Vice President of Engineering on December 3, 2001.


OPTION GRANT TABLE

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2004 to the individuals named in the summary compensation table above.


                                             Shares                                                   Potential
                                           subject to                   Market                    Realizable Value
                            Shares          Options                     Price                        at Assumed
                          Subject to       Granted to     Exercise       per                       Annual Rate of
                           Options         Employees       Price       Share on                      Stock Price
                          Granted in     in Fiscal Year     Per        Date of     Expiration     Appreciation for
Name                     Fiscal Year       % of Total      Share        Grant         Date           Option Term
--------------------     -----------     --------------  ---------     --------    ----------   --------------------
                                                                                                   5%         10%
                                                                                                --------------------
Thomas Linnenbrink        30,000(1)          3.02%         $ 1.17       $1.17       01/09/2011   $14,289    $33,300
Donald Carrigan           30,000(2)          3.02%         $ 1.17       $1.17       01/09/2011   $14,289    $33,300
David Still               50,000(3)          5.04%         $ 1.17       $1.17       01/09/2011   $23,815    $55,500

(1) 30,000 options were granted to Mr. Linnenbrink in his capacity as Chief Executive Officer, President and Technical Director of our Q-DOT Group subsidiary; these options vest at 1/36th per month over 3 years.

(2) 30,000 options were granted to Mr. Carrigan in his capacity as Vice President of Sales and Marketing, these options vest at 1/36th per month over 3 years.

(3) 50,000 options were granted to Mr. Still in his capacity as Vice President of Engineering, these options vest at 1/36th per month over 3 years.


YEAR-END OPTION TABLE

     The following table sets forth, as of December 31, 2004, the number of shares subject to unexercised options held by the individuals named in the summary compensation table above. 1,485,278 exercisable options had an exercise price less than the last sale price of our common stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2004.

                                  Aggregated Option/SAR Exercises in Last Fiscal Year
                                         and Fiscal Year-End Option/SAR Values

                                                                                             Value of Unexercised
                                                           Number of Unexercised                 in-the-money
                                                             Options at Fiscal                     Options
                                                                 Year-End                     at Fiscal Year-End
                             Shares          Value
                           Acquired on     Realized     Exercisable    Unexercisable    Exercisable      Unexercisable
Name                      Exercise (#)        ($)           (#)             (#)             ($)               ($)
------------------        -------------    --------     -----------    -------------    -----------      -------------
Douglas Mitchell             300,000       $129,845        736,667         83,333         $196,267         $38,333
Thomas Linnenbrink                --             --        206,667         33,333         $ 13,608         $ 5,292
Donald Carrigan                   --             --        278,334         31,666         $ 93,242         $ 4,658
David Still                       --             --        297,222         52,778         $ 88,736         $ 7,764

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

DIRECTORS' COMPENSATION

     In January and February 2004, each director who was not also an employee received $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. The Chairman of the Board received $4,000 per calendar quarter, $1,000 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Directors were also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

     In March 2004, the board of directors approved a new compensation plan for its directors. Each director who is not also an employee receives $1,500 for attending each meeting of the board of directors, attended in person, and $500 for each meeting of a committee of the board of directors. Each director shall receive a $10,000 annual stipend, which started January 1, 2005; the stipend will be paid quarterly. Until the time as we have two consecutive quarters of net profit, the stipend will be paid in restricted common stock. The cost per common share will be calculated based on the average closing price of our common stock during the 20 trading days prior to issuance. Commencing the first quarter after we have shown two consecutive quarters of audited net profit, the stipend will be paid in cash. Upon initial appointment or election to the board of directors, each newly appointed or elected member shall receive options to purchase 100,000 shares of our common stock. Each member of the board of directors shall receive, within the first month of each calendar year, while serving as a member of the board of directors, a grant of options to purchase 35,000 shares of our common stock. Along with the above compensation, the Chairman of the Board also receives $4,000 per calendar quarter. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

     During the fiscal year ended December 31, 2004: 100,000 stock options were granted to Mr. Ronald Sartore at $1.34 per share, the market price on the date of grant; 29,167 stock options were granted to Mr. Alfred Stein at $1.16 per share, the market price on the date of grant; 26,250 stock options were granted each of Mr. Harold Blomquist, Dr. Robert Keeley and Mr. Robert Pearson at $1.16 per share, the market price on the date of grant.

     We have adopted a code of business conduct and ethics that applies to our Chief Executive Officer, the Chief Financial Officer, and the Controller, as well as to our directors and employees. The code of business conduct and ethics can be found at our Internet website at www.simtek.com.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The first table below sets forth information regarding ownership of our common stock as of February 28, 2005, by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each executive officer named in the summary compensation table and by all directors and executive officers as a group. Shares issuable within sixty days after February 28, 2005 upon the exercise of options and are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options or holding such notes but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Shares issuable upon the conversion of the debentures have been included for the purpose of computing the percentage ownership. To the best of our knowledge, the persons listed below have sole voting and investment power with respect to the shares indicated as owned by them subject to community property laws where applicable and the information contained in the notes to the table.

                                                   Amount and Nature
Name and Address                                     of Beneficial    Percent of
of Beneficial Owner                                    Ownership        Class
-------------------                                 ----------------  ----------

Douglas M. Mitchell                                    927,275 (1)      1.45%
205 Ridge Dr.
Woodland Park, CO 80863

Robert H. Keeley                                       111,250 (2)         *
P. O. Box 240
Hillside, CO 81232

Thomas E. Linnenbrink                                1,108,295 (3)      1.75%
1457 Smoochers Circle
Colorado Springs, CO 80904

Harold A. Blomquist                                    102,050 (4)         *
13625 Antelope Station
Poway, CA 92064

Donald G. Carrigan                                     285,500 (5)         *
425 Scrub Oak Circle
Monument, CO 80132

David W. Still                                         308,333 (6)         *
4250 Buckingham Dr., Suite 100
Colorado Springs, CO 80907

Robert Pearson                                          41,250 (7)         *
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

Ronald Sartore                                         129,167 (8)         *
14445 Cypress Point
Poway, CA 92064

Alfred Stein                                           130,167 (9)         *
410 Old Oak Court
Los Altos, CA 94022

Renaissance Capital Growth & Income Fund III, Inc.   5,005,789 (10)     7.53%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

Renaissance US Growth & Investment Trust PLC         5,005,789 (11)     7.53%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

BFSUS Special Opportunities Trust PLC.               4,005,789 (12)     6.03%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

SF Capital Partners, Ltd                             6,191,951 (13)     9.52%
3600 South Lake Drive
St. Francis, WI 53235

All officers and directors as a group                3,143,287 (14)     4.83%
  (9 persons)

---------------------------
*    Less than one percent.

(1) Represents 44,386 shares of our common stock that Mr. Mitchell acquired through our acquisition of Q-DOT Group, 20,000 shares of our common stock that Mr. Mitchell personally owns, 104,000 shares of our common stock Mr. Mitchell acquired upon the exercise of 104,000 options and includes 758,889 shares issuable upon exercise of options.

(2) Includes 86,250 shares issuable upon exercise of options. Includes 15,000 shares of our common stock that Mr. Keeley acquired upon the exercise of 15,000 options and includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares.

(3) Represents 894,128 shares of our common stock that Mr. Linnenbrink acquired through our acquisition of Q-DOT Group and includes 214,167 shares issuable upon exercise of options.

(4) Represents 800 shares of our common stock that Mr. Blomquist's son personally owns and includes 101,250 shares issuable upon exercise of options.

(5) Represents 500 shares of our common stock that Mr. Carrigan personally owns and includes 285,000 shares issuable upon exercise of options.

(6)  Includes 308,333 shares issuable upon exercise of options.

(7)  Includes 41,250 shares issuable upon exercise of options.

(8)  Includes 129,167 shares issuable upon exercise of options

(9) Represents 1,000 shares of our common stock that Mr. Stein owns and includes 129,167 shares issuable upon exercise of options.

(10) Assumes conversion, at a conversion price of $0.312 per share, of debentures issued to Renaissance Capital Growth & Income Fund III, Inc. for 3,205,128 shares of our common stock. Assumes exercise of warrants held by Renaissance Capital Growth & Income Fund III, Inc. for 250,000 shares of our common stock. Also represents 550,661 shares of our common stock that Renaissance Capital Growth & Income Fund III, Inc. acquired pursuant to its investment on November 7, 2003. Also includes 1,000,000 shares held by Renaissance Capital Growth & Income Fund III, Inc. that were issued in 2000 upon the conversion of debentures originally issued on June 12, 1998.

(11) Assumes conversion, at a conversion price of $0.312 per share, of debentures issued to Renaissance US Growth & Investment Trust PLC for 3,205,128 shares of our common stock. Assumes exercise of warrants held by Renaissance US Growth & Investment Trust PLC for 250,000 shares of our common stock. Also represents 550,661 shares of our common stock that Renaissance US Growth & Investment Trust PLC acquired pursuant to its investment on November 7, 2003. Also includes 1,000,000 shares held by Renaissance US Growth & Investment Trust PLC that were issued in 2000 upon the conversion of debentures originally issued on June 12, 1998.

(12) Assumes conversion, at a conversion price of $0.312 per share, of debentures issued to BFSUS Special Opportunities Trust PLC for 3,205,128 shares of our common stock. Assumes exercise of warrants held by BFSUS Special Opportunities Trust PLC for 250,000 shares of our common stock. Also represents 550,661 shares of our common stock that BFSUS Special Opportunities Trust PLC acquired pursuant to its investment on November 7, 2003.

(13) Represents 4,127,967 shares of our common stock that SF Capital Partners Ltd. acquired pursuant to its equity investment in us on October 12, 2004. Assumes exercise of warrants held by SF Capital Partners Ltd. for 2,063,984 shares of our common stock.

(14) Includes 2,053,473 shares issuable upon exercise of options. Does not include the 14,017,367 shares beneficially owned by Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group is agent for the three investment funds. Mr. Robert Pearson is a Senior Vice President of RENN Capital Group. Mr. Pearson also holds the position of a director on Simtek's board of directors.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     On November 7, 2003, we closed a $1,500,000 equity financing with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC., which are managed by RENN Capital Group. RENN Capital Group is the agent for these three investment funds. One of our directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital Group.

                                     PART IV

ITEM 13: EXHIBITS
-----------------

3.1       Amended and Restated Articles of Incorporation.(2)
3.2       Amended and Restated Articles of Incorporation November 1997.(7)
3.3       Bylaws.(2)
3.4       Amended and Restated Articles of Incorporation May 2004 (23)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3       Form of Common Stock Certificate.(3)
4.4       Simtek Corporation 1991 Stock Option Plan.(4)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.6       1994 Non-Qualified Stock Option Plan.(5 )
4.7       Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (15)
4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(15)
4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
4.11      Amendment to the 1994 Non-Qualified Stock Option Plan (24)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.6 Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
10.7 Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
10.8 Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
10.9 Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and Kashmira S. Johal (10)
10.10     Asset Purchase Agreement between Simtek Corporation and WebGear, Inc.
          (11)
10.11 Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
10.12 Agreement and Plan of Merger among Simtek Corporation, Q-DOT Group, Inc. and Q-DOT, Inc. (13)
10.13     Employment Agreement between Simtek Corporation and Hugh N. Chapman
          (14)
10.14 Technology Development, License and Product Agreement between Amkor Technology and Simtek (16)
10.15 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (16)
10.16 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.17 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (17)
10.18 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (17)
10.19 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (17)
10.20 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)

10.21 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.22 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (18)
10.23 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(19)
10.24 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC(20)
10.25     Form of $1.25 Stock Purchase Warrant(20)
10.26     Form of $1.50 Stock Purchase Warrant(20)
10.27 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000) (21)
10.28 Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD (22)
10.29 Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (22)
10.30 Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (22)
14.1      Code of Business Conduct and Ethics (21)
21.1      Subsidiary of the Registrant
23.1      Consent of Independent Registered Public Accounting Firm
31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

-------------------

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998(8)
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9) Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988) filed with the Commission on July 7, 2000
(10) Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11) Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000
(12) Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement (Reg. No. 333-40988)
(13) Incorporated by reference to the Company's Form 8-K filed with the March 23, 2001
(14) Incorporated by reference to the Form SB-2 Registration Statement Amendment #3 (Reg. No. 333-60492) filed with the Commission on September 4, 2001
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001

(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002
(17) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(18) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002
(19) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003
(20) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003
(21) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 4, 2004
(22) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on October 12, 2004
(23) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on June 2, 2004
(24) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-121005) filed with the Commission on December 6, 2004

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     Hein & Associates LLP served as the Company's principal accountants for the fiscal year ended December 31, 2004, and the board has selected Hein & Associates LLP as Simtek's principal accountants for the 2005 fiscal year.

     AUDIT FEES

     Simtek was billed an aggregate of $86,173 and approximately $55,000 in fees for professional services rendered during the fiscal years ended December 31, 2004 and December 31, 2003, respectively in connection with the audit of Simtek's consolidated financial statements for such fiscal years and the reviews of the financial statements included in Simtek's Forms 10-QSB for such fiscal years and statutory and regulatory filings or engagements for such years.

     AUDIT-RELATED FEES

     Simtek was billed $4,500 and $0 for assurance and related services by Hein & Associates LLP during the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

     ALL OTHER FEES

     Hein & Associates LLP did not bill the Company for any other services rendered to Simtek for the fiscal years ended December 31, 2004 and December 31, 2003.

     TAX FEES

     Simtek was billed an aggregate of $15,200 and $14,000 in fees for professional services rendered during the fiscal year ended December 31, 2004 and December 31, 2003, respectively, for tax compliance, tax advice and tax planning. The nature of the tax services comprising such fees was in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

     PRE-APPROVAL POLICIES AND PROCEDURES

         Pre-approval of the independent auditor's services was not required under applicable rules and regulations prior to 2003. In 2003, audit and audit-related services, tax services and other services were required to be pre-approved by the audit committee of our board of directors. The audit committee's pre-approval policy provides for pre-approval of all audit, audit-related, tax and all other services provided by Hein & Associates LLP. The audit committee concluded that such services by Hein & Associates LLP were compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on March 17,2005

                                         SIMTEK CORPORATION



                                         By:  /s/Douglas M. Mitchell
                                            ------------------------------------
                                         Douglas M. Mitchell
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 17, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                  TITLE



/s/Douglas M. Mitchell
--------------------------------
Douglas M. Mitchell                        Chief Executive Officer and President


/s/Douglas M. Mitchell
--------------------------------
Douglas M. Mitchell                        Chief Financial Officer (acting)


/s/Douglas M. Mitchell
--------------------------------
Douglas M. Mitchell                        Director


/s/Harold Blomquist
--------------------------------
Harold Blomquist                           Chairman of the Board


/s/Robert H. Keeley
--------------------------------
Robert H. Keeley                           Director


/s/Alfred Stein
--------------------------------
Alfred Stein                               Director

                          EXHIBIT INDEX TO FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

3.1       Amended and Restated Articles of Incorporation.(2)
3.2       Amended and Restated Articles of Incorporation November 1997.(7)
3.3       Bylaws.(2)
3.4       Amended and Restated Articles of Incorporation May 2004 (23)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3       Form of Common Stock Certificate.(3)
4.4       Simtek Corporation 1991 Stock Option Plan.(4)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.6       1994 Non-Qualified Stock Option Plan.(5 )
4.7       Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (15)
4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(15)
4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
4.11      Amendment to the 1994 Non-Qualified Stock Option Plan (24)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Product License Development and Support Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated June 1, 1994(5)
10.4 Cooperation Agreement between Simtek Corporation and Zentrum Mikroelektronik Dresden GmbH dated September 14, 1995(6)
10.5 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.6 Employment agreement between the Simtek Corporation and Douglas M. Mitchell(8)
10.7 Share Exchange Agreement dated May 9, 2000 between Simtek Corporation and Hugh N. Chapman (9)
10.8 Share Exchange Agreement dated June 16, 2000 between Simtek Corporation and WebGear Inc. (9)
10.9 Share Exchange Agreement dated July 31, 2000 between Simtek Corporation and Jaskarn Johal and Kashmira S. Johal (10)
10.10     Asset Purchase Agreement between Simtek Corporation and WebGear, Inc.
          (11)
10.11 Amendment to Asset Purchase Agreement between Simtek Corporation and WebGear, Inc. (12)
10.12 Agreement and Plan of Merger among Simtek Corporation, Q-DOT Group, Inc. and Q-DOT, Inc. (13)
10.13     Employment Agreement between Simtek Corporation and Hugh N. Chapman
          (14)
10.14 Technology Development, License and Product Agreement between Amkor Technology and Simtek (16)
10.15 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (16)
10.16 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.17 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (17)
10.18 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (17)
10.19 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (17)
10.20 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)
10.21 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (17)

10.22 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (18)
10.23 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(19)
10.24 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC(20)
10.25     Form of $1.25 Stock Purchase Warrant(20)
10.26     Form of $1.50 Stock Purchase Warrant(20)
10.27 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000) (21)
10.28 Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD (22)
10.29 Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (22)
10.30 Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (22)
14.1      Code of Business Conduct and Ethics (21)
21.1      Subsidiary of the Registrant
23.1      Consent of Independent Registered Public Accounting Firm
31        Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002
32        Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002

-------------------

(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No.1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No.2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.
(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998(8)
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 12, 1999
(9) Incorporated by reference to the Form SB-2 Registration Statement (Reg. No. 333-40988) filed with the Commission on July 7, 2000
(10) Incorporated by reference to the Form 8-K filed with the Commission on August 14, 2000
(11) Incorporated by reference to the Form 8-K filed with the Commission on October 13, 2000
(12) Incorporated by reference to the Company's Amendment No. 2 to From SB-2 Registration Statement (Reg. No. 333-40988)
(13) Incorporated by reference to the Company's Form 8-K filed with the March 23, 2001
(14) Incorporated by reference to the Form SB-2 Registration Statement Amendment #3 (Reg. No. 333-60492) filed with the Commission on September 4, 2001
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001
(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002

(17) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(18) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002
(19) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003
(20) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003
(21) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 4, 2004
(22) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on October 12, 2004
(23) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on June 2, 2004
(24) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-121005) filed with the Commission on December 6, 2004