Form 10KSB/A
period 2005-03-31
SIMTEK CORP
filed 2005-05-11
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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



/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP


Denver, Colorado

January 18, 2005, except for the first paragraph under the caption "liquidity" in Note 1 and except for Note 3, as to which the date is March 16, 2005

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

Douglas Mitchell, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by of this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.


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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on May 9,2005

                                         SIMTEK CORPORATION



                                         By:  /s/Douglas M. Mitchell
                                            ------------------------------------
                                         Douglas M. Mitchell
                                         Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on May 9, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

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