Form 10-Q
period 2005-03-31
SIMTEK CORP
filed 2005-05-13
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[ ]     Transition Report Under Section 13 or 15(d) of the Exchange Act


                         Commission file number 0-19027


                               SIMTEK CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                              84-1057605
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)



              4250 Buckingham Dr. #100; Colorado Springs, CO 80907
             -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (719) 531-9444
                         -------------------------------
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes  X       No
                ---         ---


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes         No   X
                                                -----      -----

The total number of shares of Common Stock issued and outstanding as of May 12, 2005 was 69,868,168.

                               SIMTEK CORPORATION

                                      INDEX

                      For the Quarter Ended March 31, 2005

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
          Condensed Consolidated Balance Sheets as of
          March 31, 2005 and December 31, 2004                                 3

          Condensed Consolidated Statements of Operations for
          the three months ended March 31, 2005 and 2004                       4

          Condensed Consolidated Statements of Cash Flows for
          the three months ended March 31, 2005 and 2004                       5

          Notes to Condensed Consolidated Financial Statements              6-10

     ITEM 2

          Managements Discussion and Analysis of Financial Condition and
          Results of Operations                                               11

     ITEM 3

          Quantitative and Qualitative Disclosures about Market Risk          18

     ITEM 4

          Controls and Procedures                                             19

PART 2. OTHER INFORMATION

     ITEM 1    Legal Proceedings                                              20

     ITEM 2    Unregistered Sales of Equity Securities and
               Use of Proceeds                                                20

     ITEM 3    Defaults Upon Senior Securities                                20

     ITEM 4    Submission of Matters to a Vote of Security Holders            20

     ITEM 5    Other Information                                              20

     ITEM 6    Exhibits and Reports on Form 8-K                               20

SIGNATURES                                                                    21


                                              SIMTEK CORPORATION
                                    CONSDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                               March 31, 2005        December 31, 2004
                                                                               --------------        -----------------
                                                                                (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                                  $  1,456,201           $  2,146,790
     Accounts receivable - trade, net                                              1,661,737              2,777,164
     Inventory, net                                                                2,351,381              1,869,842
     Prepaid expenses and other current assets                                       108,696                131,099
                                                                                ------------           ------------
         Total current assets                                                      5,578,015              6,924,895
EQUIPMENT AND FURNITURE, net                                                       1,025,901                942,790
DEFERRED FINANCING COSTS                                                              70,535                 74,684
OTHER ASSETS                                                                          27,180                 33,450
                                                                                ------------           ------------
     TOTAL ASSETS                                                               $  6,701,631           $  7,975,819
                                                                                ============           ============


                       LIABILITES AND SHAREHOLDERS' EQUITY
                       -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $  1,839,206           $  2,122,923
     Accrued expenses                                                                479,544                582,615
     Accrued vacation payable                                                        225,856                189,815
     Accrued wages                                                                    71,373                 31,205
     Obligation under capital leases                                                  50,951                 47,310
     Debentures, current                                                             286,854                     --
                                                                                ------------           ------------
         Total current liabilities                                                 2,953,784              2,973,868
DEBENTURES, NET OF CURRENT                                                         2,713,146              3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                                  --                 13,024
                                                                                ------------           ------------
         Total liabilities                                                         5,666,930              5,986,892
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                      --                     --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         63,057,936 and 62,881,679 shares issued and outstanding
         at March 31, 2005 and December 31, 2005, respectively                       630,579                628,817
     Additional paid-in capital                                                   41,834,812             41,778,120
     Treasury stock, at cost; 10,000 shares                                          (12,504)               (12,504)
     Accumulated deficit                                                         (41,418,186)           (40,405,506)
                                                                                ------------           ------------
         Total shareholders' equity                                                1,034,701              1,988,927
                                                                                ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  6,701,631           $  7,975,819
                                                                                ============           ============



                  The accompanying notes are an integral part of these financial statements.




                                         SIMTEK CORPORATION
                          CONDENDSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                        For the three months ended March 31,
                                                                        ------------------------------------
                                                                         2005                        2004
                                                                         ----                        ----
NET SALES                                                           $  3,473,990                $  3,498,835

     Cost of sales                                                     2,334,689                   2,429,917
                                                                    ------------                ------------

GROSS MARGIN                                                           1,139,301                   1,068,918

OPERATING EXPENSES:
     Research and development costs                                    1,294,400                   1,313,260
     Sales and marketing                                                 468,066                     456,694
     General and administrative                                          335,890                     277,954
                                                                    ------------                ------------

                  Total operating expenses                             2,098,356                   2,047,908
                                                                    ------------                ------------

LOSS FROM OPERATIONS                                                    (959,055)                   (978,990)

OTHER INCOME (EXPENSE):
     Interest income                                                       5,207                       7,804
     Interest expense                                                    (58,032)                    (61,125)
     Other expense                                                          (800)                     (4,810)
                                                                    ------------                ------------

                  Total other income (expense)                           (53,625)                    (58,131)
                                                                    ------------                ------------

LOSS BEFORE PROVISION FOR INCOME TAXES                              $ (1,012,680)               $ (1,037,121)

     Provision for income taxes                                               --                          --
                                                                    ------------                ------------

NET LOSS                                                            $ (1,012,680)               $ (1,037,121)
                                                                    ============                ============

NET LOSS PER COMMON SHARE:
     Basic and diluted EPS                                          $       (.02)               $       (.02)
                                                                    ============                ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                62,934,158                  57,023,653
                                                                    ============                ============


                The accompanying notes are an integral part of these financial statements.



                                         SIMTEK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    2005                 2004
                                                                                    ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                   $(1,012,680)          $(1,037,121)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                              132,031               116,936
         Loss on disposal of assets                                                      --                13,165
         Net change in allowance accounts                                            49,425                 2,084
         Deferred financing fees                                                      4,149                 4,149
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                 1,133,846               (55,625)
              Inventory                                                            (500,366)             (963,716)
              Prepaid expenses and other                                             22,403                 1,133
          Increase (decrease) in:
              Accounts payable                                                     (283,717)              982,479
              Accrued expenses                                                      (72,994)              (69,400)
                                                                                -----------           -----------
         Net cash used in operating activities                                     (527,903)           (1,005,916)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                      (208,872)              (59,359)
                                                                                -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and line of credit                                        --              (150,000)
     Payments on capital lease obligation                                           (12,269)              (35,856)
     Exercise of stock options                                                       58,455               187,713
                                                                                -----------           -----------
         Net cash provided by financing activities                                   46,186                 1,857
                                                                                -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (690,589)           (1,063,418)

CASH AND CASH EQUIVALENTS, beginning of period                                    2,146,790             3,431,679
                                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,456,201           $ 2,368,261
                                                                                ===========           ===========

Cash paid for interest                                                          $    56,908           $    62,050
                                                                                ===========           ===========


                The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K or 10-KSB filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-KSB and Annual Report and Form 10-KSB/A for Simtek Corporation ("Simtek" or the "Company") filed on March 17, 2005 and May 11, 2005, respectively for fiscal year 2004.

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

     Stock-Based Compensation
     ------------------------

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

     Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2005             2004
                                                                            ----             ----
    Net loss as reported                                              $ (1,012,680)      $ (1,037,121)
      Add: Stock based compensation included in reported
      Net loss                                                                   -                  -
      Deduct: Fair value of stock based compensation                      (140,853)          (177,186)
                                                                      ------------       ------------
      Proforma net loss                                               $ (1,153,533)      $ (1,214,307)
                                                                      ============       ============

    Net loss as reported - basic and diluted                          $       (.02)      $       (.02)
    Proforma net loss - basic and diluted                             $       (.02)      $       (.02)


    The fair value of each option granted in three months ending March 31, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                 2005                 2004
                                                 ----                 ----
      Expected volatility                       82.93%               122.2%
      Risk-free interest rate                    3.39%                 2.0%
      Expected dividends                          -                     -
      Expected terms (in years)                  4.0                   4.0

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   LIQUIDITY

     During the three months ended March 31, 2005 and the twelve months ended December 31, 2004, the Company incurred a net loss of approximately $1,013,000 and $3,670,000, respectively and has an accumulated deficit of $41,418,000 as of March 31, 2005. The Company was also not in compliance with its debentures throughout 2004 and the first three months of 2005, but was successful in obtaining waivers through April 1, 2006 from the debenture holders. The Company has working capital of approximately $2,624,000 as of March 31, 2005.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. We have not yet completed our evaluation but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported above.

4.   REVENUE RECOGNITION

     Revenue Recognition, Semiconductor Products - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, the Company is reasonably assured that collectibility on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits we have issued under these reserves.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Revenue Recognition, Government Contracts - Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenues from fixed-price contracts are recognized on the percentage-of-completion method. The percentage-of-completion is measured by the total costs incurred to date to estimate total costs for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Because of inherent uncertainties in estimating costs, it is reasonably possible that the estimates used will change within the near term.

5.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at March 31, 2005 and December 31, 2004 included:

                                               March 31, 2005     December 31, 2004


     Raw Materials                             $       70,211      $        68,955
     Work in progress                               1,831,113            1,765,044
     Finished Goods                                   637,464              204,423
                                               --------------      ---------------
                                                    2,538,788            2,038,422
     Less reserves for excess inventory              (187,407)            (168,580)
                                               ---------------     ----------------
                                               $    2,351,381      $     1,869,842
                                               ==============      ===============

6.   CONVERTIBLE DEBENTURES

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for these investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of Simtek common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock. From March 1, 2003 through March 31, 2005, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On May 10, 2005, the Company received a waiver for the two covenants through April 1, 2006. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. If the Company is in default of the covenants for a period of 30 days it is considered a default under the debenture agreement and the lender may declare the unpaid principal amount and all accrued interest thereon due and payable. In addition, if the Company defaults under the debenture agreement the lender may, among other things, foreclose on our collateral on which it has a security interest. The lender has a security interest in substantially all of our assets.

     If the debentures are not redeemed prior to June 28, 2005, the Company is required to begin making principal installment payments on a monthly basis. The amount of each installment will be $10 per $1,000 of the remaining principal amount. We have classified the total amount of the expected payments to be made over the next twelve months as a current liability.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   GEOGRAPHIC CONCENTRATION

     Sales of the Company's semiconductor products by location for the three months ended March 31, 2005 and 2004 were as follows (as a percentage of semiconductor product sales only):

                                                   Three Months Ended
                                                         March 31,
                                                         ---------
                                                   2005              2004
                                                   ----              ----

     United States                                  28%               41%
     Europe                                         17%               10%
     Far East                                       44%               43%
     All Others                                     11%                6%
                                                 ------           -------
                                                   100%              100%
                                                 ======           =======

8.   BUSINESS SEGMENTS

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

     Description                                    Three Months Ended
                                                    ------------------
                                                          March 31,
                                                          ---------
                                                  2005                 2004
                                                  ----                 ----
     Net Sales:
          Semiconductor Devices             $   2,975,895         $   2,935,669
          Government Contracts                    498,095               563,166
                                            -------------         -------------

          Total                             $   3,473,990         $   3,498,835
                                            =============         =============

     Net Profit (Loss):
          Semiconductor Devices             $    (986,385)        $  (1,066,984)
          Government Contracts                    (26,295)               29,863
                                            -------------         -------------

          Total                             $  (1,012,680)        $  (1,037,121)
                                            =============         =============


9.   SUBSEQUENT EVENTS

     On May 5, 2005, the Company closed a Production and Development Agreement with Cypress Semiconductor Corporation, or Cypress, to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. The Company and Cypress will work together to add the SONOS nonvolatile capability to Cypress's baseline CMOS process, which is in production at its

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Minnesota wafer fabrication plant. The Company will use the technology to produce a family of 4-megabit nvSRAM and Value-Added-Memory products. In connection with the Production and Development Agreement, the Company and Cypress closed a Share Purchase Agreement on May 5, 2005, pursuant to which Cypress purchased 6,740,816 shares of the Company's common stock for $4,000,000 and acquired a warrant to purchase 5,055,612 shares of the Company's common stock at an exercise price of $0.7772. The warrant has a ten-year term. The Company and Cypress also entered into an Escrow Agreement pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron SONOS process and product developments.

                               SIMTEK CORPORATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis in this quarterly report on Form 10-Q is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs, among other factors. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2004 Form 10-KSB. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

     The allowance for doubtful accounts reflects a reserve that reduces customer accounts receivable to the net amount estimated to be collectible. Estimating the credit worthiness of customers and the recoverability of customer accounts requires us to exercise considerable judgment. In estimating uncollectible amounts, we consider factors such as industry specific economic conditions, historical customer performance and anticipated customer performance. While we believe our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in industry or specific customer conditions may require us to adjust our allowance for doubtful accounts.

                               SIMTEK CORPORATION


     The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon distributor inventory levels. The contracts we have with our distributors allow them to return to us up to 5% of their inventory in exchange for inventory that better meets their demands. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions. At times, we are required to allow our distributors to lower the selling price of a specific device in order to meet competition. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for distributor price reductions are effective in quantifying our exposures due to industry or specific customer conditions.

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

     We have various government contracts that are subject to audit by the United States Government. However, audits for the periods ending December 31, 2003 and December 31, 2004 have not been completed. In addition, certain of these contracts are based on our estimate as to their percentage of completion as of the balance sheet date. Our historical experience has not resulted in a material adjustment to prior recorded revenue amounts.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

Overview

     Total unit shipments of our semiconductor memory products were essentially the same for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. Our net revenue was $3,474,000 for the three months ended March 31, 2005 down from the $3,499,000 for the comparable period of 2004. This decrease was due primarily to a decrease in revenue from the research and development contracts portion of our business.

     Increased operating expenses had an impact on our profitability for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 which were offset by higher gross profit margins.

Results of Operations:

     Revenues - Semiconductor Devices.

     The following table sets forth our net revenues for semiconductor devices by product markets for the three months ended March 31, 2005 and 2004 (in thousands):

                               SIMTEK CORPORATION


                                                      Three Months Ended
                                                      ------------------
                                                          March 31,
                                                          ---------
                                                 2005        2004      Variance
                                                 ----        ----      --------

     Commercial                                $  2,407    $   2,500   $    (93)
     High-end industrial and military               569          436   $    133
                                               --------    ---------   --------

     Total Semiconductor Revenue               $  2,976    $   2,936   $     40
                                               ========    =========   ========

     Commercial revenues include revenue generated from our legacy products (products built on silicon wafers received from Chartered) and from our 25 micron products (products built on silicon wafers received from DongbuAnam). Commercial revenues decreased by $93,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The decrease was primarily due to a decrease in average selling prices, which was primarily due to increased price competition at our largest, high-volume customers and their subcontractors.

     High-end industrial and military product revenues accounted for an increase of approximately $133,000 for the three months ended March 31, 2005 as compared to the same period in 2004. The increase was due primarily to completing shipments of our nonvolatile semiconductor memory products against on-going military contracts.

     Three distributors accounted for approximately 52% of our semiconductor devices product sales for the quarter ended March 31, 2005. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales.

Cost of Sales and Gross Margin - Semiconductor devices

     We recorded cost of sales for semiconductor devices of $2,071,000 and $2,113,000 for the three months ended March 31, 2005 and 2004, respectively. These costs reflect an approximate 5% increase in gross margin percentages for the three months ended March 31, 2005 as compared to the same period in 2004. Actual gross margin percentages for the three months ended March 31, 2005 and March 31, 2004 were 33% and 28% respectively. This increase was due primarily to increased sales of high-end industrial and military products and decreased production costs of our commercial products.

     During the first three months of 2005, we purchased all of our silicon wafers to produce 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered, to support sales of our nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 92% of our semiconductor product revenue for the first three months of 2005. We purchased silicon wafers to produce our family of 1-megabit nonvolatile static random access memory products built on 0.25 micron technology from DongbuAnam. Sales of the 1-megabit semiconductor products built on these wafers accounted for approximately 8% of our semiconductor product revenue for the first three months of 2005.

Research and Development - Semiconductor devices

     We believe that continued investments into new product development are required for us to remain competitive in the markets we serve. Beginning in the fourth quarter 2001, our research and development department has been focusing its efforts on developing a 3-volt 256-kilobit nonvolatile semiconductor memory

                               SIMTEK CORPORATION


and the installation of our process at DongbuAnam for the development of a 1-megabit 3-volt nonvolatile semiconductor memory. Currently, our research and development department has been focusing on yield improvement and qualification of our 1-megabit 3-volt nonvolatile semiconductor memory product family. We are currently shipping our family of 1-megabit nonvolatile semiconductor memory products tested to production requirements on a provisional qualification and plan to have qualification complete in mid-2005.

     Total research and development expenses related to the semiconductor portion of our business were $1,145,000 for the three months ended March 31, 2005 as compared to $1,204,000 for the same period in 2004.

     The $59,000 decrease for the three month period was related to increases in payroll and payroll overhead costs of $52,000 and a $28,000 increase in equipment leases and maintenance agreements for software and depreciation. These increases were offset by decreases in product development costs of $137,000 and miscellaneous other expenses of $2,000. The $52,000 increase in payroll and payroll overhead costs and $28,000 increase in equipment leases and maintenance agreements was a direct result of increased headcount. The $137,000 decrease in product development costs was primarily due to the 1-megabit product family becoming suitable for production purposes and a decrease in product development costs related to our data-communication products

Administration - Semiconductor Devices

     Total administration expenses related to the semiconductor portion of our business were $293,000 for the three months ended March 31, 2005 as compared to $247,000 for the same period in 2004.

     The $46,000 increase was due primarily to an increase in professional services, director's compensation, and an increase in payroll costs. During this period an extensive market study was performed by our Chairman, Harold Blomquist, under contract to validate our nonvolatile memory market opportunity and product development direction

Marketing - Semiconductor Devices

         Total marketing expenses related to the semiconductor portion of our business were $401,000 for the three months ended March 31, 2005 as compared to $385,000 for the same period in 2004.

     The $16,000 increase was due primarily to an increase in payroll and payroll overhead costs of $52,000 and a decrease of $36,000 in sales commissions and miscellaneous other expenses. The increase in payroll was a direct result of headcount additions.

Net Loss - Semiconductor Devices

     We recorded a net loss of approximately $1,013,000 and $1,037,000 for the three months ended March 31, 2005 and 2004, respectively, for semiconductor devices. The decrease of $24,000 was due primarily to the net effect of increased gross margins more than offsetting an increase in operating expenses.

Revenues - Government Contracts

     The following table sets forth our net revenue from our government contracts portion of our business for the three months ended March 31, 2005 and 2004 (in thousands):

                                                Three Months Ended
                                                ------------------
                                                     March 31,
                                                     ---------
                                           2005         2004       Variance
                                           ----         ----       --------

     Government Contracts             $     498    $     563  $     (65)

     The decrease of revenue for the three-month period ending March 31, 2005 was the result of a decrease in allowable billable hours and a decrease in materials and services that were invoiced against development contracts.

Costs of Sales and Gross Margin - Government Contracts

         The costs of sales for the government contracts portion of our business were $263,000 and $317,000 for the three months ended March 31, 2005 and March 31, 2004, respectively. These were equivalent to gross margin percentages of approximately 47 % and 43%, respectively. The increase in gross margin percentage was primarily due to a decrease in actual materials and services consumed that are related to certain contracts. Materials and services have a minimal profit margin.

Research and Development - Government Contracts

     Total research and development expenses related to the government contracts portion of our business were $149,000 and $109,000 for the three months ended March 31, 2005 and 2004, respectively.

     The $40,000 increase for the three-month period as compared to the same period in 2004 was related to increases in employee related expenses of $30,000 and $10,000 for maintenance agreements for software. The $30,000 increase in employee related expenses was due to training expense for new employees and less overhead that was transferred to the semiconductor portion of the business in the first three months of 2005 as compared to the first three months in 2004.

Administration - Government Contracts

     Total administration expenses related to the government contracts portion of our business were $43,000 and $31,000 for the three months ended March 31, 2005 and 2004, respectively.

     The $12,000 increase in administration costs related to the government contracts portion was primarily due to increased payroll and payroll related expenses. In the first three months of 2004, personnel from the government contract subsidiary performed more work for the semiconductor portion of the business, thus reducing its administration expenses in the three month period ending March 31, 2004.

Marketing - Government Contracts

     Total marketing expenses related to the government contracts portion of our business were $67,000 and $72,000 for the three months ended March 31, 2005 and 2004, respectively. The $5,000 decrease was due to reduced labor being charged to marketing activities.

Net Income (Loss) - Government Contracts

     We recorded a net loss of $27,000 for the three months ended March 31, 2005 as compared to a net income of $30,000 for the three months ended March 31, 2004

                               SIMTEK CORPORATION


for the government contracts portion of our business. The increase in net loss was due primarily to decreased revenue and an increase in research and development costs.

Liquidity and Capital Resources

     As of March 31, 2005, we had a net working capital of $2,624,231 as compared to a net working capital of $4,319,543 as of March 31, 2004.

     On May 5, 2005, we closed a Production and Development Agreement with Cypress Semiconductor Corporation, or Cypress, to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. We will work with Cypress to add the SONOS nonvolatile capability to Cypress's baseline CMOS process, which is in production at its Minnesota wafer fabrication plant. We will use the technology to produce a family of 4-megabit nvSRAM and Value-Added-Memory products. In connection with the Production and Development Agreement, we closed a Share Purchase Agreement with Cypress on May 5, 2005, pursuant to which Cypress purchased 6,740,816 shares of our common stock for $4,000,000 and acquired a warrant to purchase 5,055,612 shares of our common stock at an exercise price of $0.7772. The warrant has a ten-year term. We also entered into an Escrow Agreement with Cypress pursuant to which we deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron SONOS process and product developments.

     On October 12, 2004, we closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, we issued 4,127,967 shares of our common stock to SF Capital Partners, Ltd, 515,996 shares of our common stock to Bluegrass Growth Fund LP and 515,996 shares of our common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of our common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of our common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 386,997 shares of our common stock.

     On November 7, 2003, we closed a $1,500,000 equity financing with RENN Capital. In exchange for the $1,500,000, we issued 550,661 shares of our common stock to each of the three investment funds for a total of 1,651,982 shares of our common stock. The purchase price was based on the average closing price of our common stock as reported on the Over-the-Counter Bulletin Board over the five trading days before closing, which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of our common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

     On July 1, 2002, we received $3,000,000 in a financing transaction with RENN Capital pursuant to a Convertible Loan Agreement. One of our directors holds the position of Senior Vice President of RENN Capital Group. From April 1, 2003 through March 31, 2005, we were not in compliance with two of the covenants set forth in the loan agreement, which covenants relate to the interest coverage ratio and debt to equity ratio. On May 10, 2005, we received a waiver for the two covenants through April 1, 2006. However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to current liabilities.

     Cash flows used in operating activities for the three months ended March 31, 2005 decreased approximately $475,000 as compared to the same period in 2004. The decrease was due primarily to inventory increases of $500,000 and

                               SIMTEK CORPORATION


decreases in accounts payable and accrued expenses of $360,000 since the end of 2004. This compares to increases of $960,000 in inventory and $910,000 in accounts payable and accrued expenses for the same period in 2004. The increase in inventory for the three months ended March 31, 2005 was due primarily to increased purchases of raw materials to ramp production of our 1-megabit family of nonvolatile semiconductor memory products. Over the next six months, we expect to continue our effort to lower the inventory levels of our 0.8-micron family of nonvolatile semiconductor memory products. The increase in accounts payable and accrued expenses for the three months ended March 31, 2005 was a direct result of the increase in inventory levels.

     Accounts receivable and prepaid expenses decreased approximately $1,155,000 since the end of 2004. This compares to decreases of $55,000 in accounts receivable and prepaid expenses for the same period in 2004. The decrease in accounts receivable was primarily the result of decreased revenue in the first three months of 2005 as compared to the last three months of 2004.

     Cash flows used in investing activities increased by approximately $150,000 as compared to the same period in 2004. The increase was due to the purchase of equipment related to the testing of our nonvolatile semiconductor memory products.

     Cash flows provided by financing activities increased approximately $45,000 as compared to the same period in 2004. The increase was due primarily to the completion of payments on a line of credit that occurred in the three-month period ending 2004 as compared to the three months ending 2005. Cash received from the exercise of employee stock options decreased $130,000 in the first three months of 2005 as compared to the same period in 2004.

Short-term liquidity.

     Our cash balance at March 31, 2005 was $1,456,201.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Through December 31, 2005, we expect to spend approximately $6,000,000 for operating expenses assuming revenue growth. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves.

Long-term liquidity.

     The Company continues to evaluate its long term liquidity. The Company's growth plans may require additional funding from outside sources. The Company is in ongoing discussions with investment banking organizations to ensure access to funds as required.

                               SIMTEK CORPORATION


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk in the areas of changes in United States interest rates and changes in foreign currency exchange rates as measured against the United States dollar. These exposures are directly related to our normal operating activities. We currently have no derivative financial instruments.

     Interest payable on our convertible debentures is fixed at 7% over the term of the debentures. As such, changes in interest rates will not affect future expenses or cash flows.

     We manage interest income by investing our excess cash in cash equivalents bearing variable interest rates, which are tied to various market indices. We do not believe that near-term changes in interest rates will result in a material effect on future earnings, fair values or cash flows.

     We do not speculate in the foreign exchange market and do not manage exposures that arise in the normal course of business related to fluctuations in foreign currency exchange rates by entering into offsetting positions through the use of foreign exchange forward contracts.

     Average selling prices of our products have not increased significantly as a result of inflation during the past several years, primarily due to intense competition within the semiconductor industry. The effect of inflation on our costs of production has been minimized through improvements in production efficiencies. We anticipate that these factors will continue to minimize the effects of any foreseeable inflation and other price pressures within the industry and markets in which we participate.

                               SIMTEK CORPORATION


ITEM 4   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Harold Blomquist, who serves as the Company's chief executive officer and chief financial officer (acting), after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             Exhibit 32 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             Form 8-K filed March 17, 2005 - Item 7.01: Other information:
             Press Release of Simtek Corporation, dated March 17, 2005,
             Simtek Reports 2004 Fourth Quarter and Year End Financial Results.

                               SIMTEK CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SIMTEK CORPORATION
                                       (Registrant)



May 13, 2005                            By: /s/ Harold Blomquist
                                            ------------------------------------
                                            HAROLD BLOMQUIST
                                            Chief Executive Officer, President
                                            and Chief Financial Officer (Acting)