Form 10-Q
period 2005-06-30
SIMTEK CORP
filed 2005-08-15
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2005
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                                 (719) 531-9444

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes        No   X
                                                  -----     -----

The total number of shares of Common Stock issued and outstanding as of August 10, 2005 was 70,499,973.

                               SIMTEK CORPORATION

                                      INDEX
                       For the Quarter Ended June 30, 2005

PART 1. FINANCIAL INFORMATION

 ITEM 1                                                                    Page
                                                                           ----
      Condensed Consolidated Balance Sheets as of
      June 30, 2005 (unaudited) and December 31, 2004                      3

      Unaudited Condensed Consolidated Statements of Operations
      for the three months and six months ended June 30, 2005 and
      2004                                                                 4

      Unaudited Condensed Consolidated Statements of Cash Flows
      for the six monthsended June 30, 2005 and 2004                       5

      Notes to Condensed Consolidated Financial Statements                 6-10

 ITEM 2

      Managements Discussion and Analysis of Financial Condition and
      Results of Operations                                                11

 ITEM 3

      Quantitative and Qualitative Disclosures about Market Risk           17

 ITEM 4

      Controls and Procedures                                              18

PART 2. OTHER INFORMATION

 ITEM 1       Legal Proceedings                                            19

 ITEM 2       Unregistered Sales of Equity Securities
              and Use of Proceeds                                          19

 ITEM 3       Defaults Upon Senior Securities                              19

 ITEM 4       Submission of Matters to a Vote of Security
              Holders                                                      19

 ITEM 5       Other Information                                            19

 ITEM 6       Exhibits                                                     19

SIGNATURES                                                                 20


                                                   SIMTEK CORPORATION
                                        CONSDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                        ------

                                                                               June 30, 2005         December 31, 2004
                                                                               -------------         -----------------
                                                                                (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                  $  1,721,240           $  2,146,791
     Restricted investments                                                        3,000,000                     --
     Accounts receivable - trade, net                                                972,674              2,439,135
     Inventory, net                                                                1,471,765              1,869,842
     Prepaid expenses and other current assets                                       129,855                 85,221
     Assets held for sale-current                                                    274,892                554,996
                                                                                ------------           ------------
         Total current assets                                                      7,570,426              7,095,985
EQUIPMENT AND FURNITURE, net                                                         768,987                771,901
DEFERRED FINANCING COSTS                                                              66,386                 74,684
OTHER ASSETS                                                                          28,350                 33,250
                                                                                ------------           ------------
     TOTAL ASSETS                                                               $  8,434,149           $  7,975,820
                                                                                ============           ============

                                              LIABILITES AND SHAREHOLDERS' EQUITY
                                              -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $  1,544,678           $  2,054,337
     Accrued expenses                                                                999,620                357,033
     Accrued vacation payable                                                        149,234                159,690
     Accrued wages                                                                   101,336                 29,975
     Obligation under capital leases                                                  38,497                 47,310
     Liabilities of discontinued operations                                          152,975                325,524
                                                                                ------------           ------------
         Total current liabilities                                                 2,986,340              2,973,869
DEBENTURES, NET OF CURRENT                                                         3,000,000              3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                                  --                 13,024
                                                                                ------------           ------------
         Total liabilities                                                         5,986,340              5,986,893
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                       --                     --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         70,699,973 and 70,689,973 shares issued and outstanding
         at June 30, 2005 and 62,881,679 and 62,871,679 shares
         issued and outstanding at December 31, 2005                                  707,000                628,817
     Additional paid-in capital                                                    46,076,436             41,778,120
     Treasury stock, at cost; 10,000 shares                                           (12,504)               (12,504)
     Accumulated deficit                                                          (44,323,123)           (40,405,506)
                                                                                 ------------           ------------
         Total shareholders' equity                                                 2,447,809              1,988,927
                                                                                 ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $  8,434,149           $  7,975,820
                                                                                 ============           ============

                 The accompanying notes are an integral part of these financial statements.



                                                 SIMTEK CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                              Three Months Ended June 30,              Six Months Ended June 30,
                                                              ---------------------------              -------------------------
                                                                2005                2004               2005                 2004
                                                                ----                ----               ----                 ----
NET SALES                                                  $  2,203,898        $  3,685,613        $  5,179,793        $  6,621,282

     Cost of sales                                            1,674,769           2,378,029           3,682,599           4,491,210
                                                           ------------        ------------        ------------        ------------

GROSS MARGIN                                                    529,129           1,307,584           1,497,194           2,130,072

OPERATING EXPENSES:
     Research and development costs                           1,917,202           1,396,576           3,125,717           2,601,304
     Sales and marketing                                        443,410             417,871             844,011             802,346
     General and administrative                                 987,091             283,781           1,273,924             530,729
                                                           ------------        ------------        ------------        ------------

           Total operating expenses                           3,347,703           2,098,228           5,243,652           3,934,379
                                                           ------------        ------------        ------------        ------------

LOSS FROM CONTINUING OPERATIONS                              (2,818,574)           (790,644)         (3,746,458)         (1,804,307)

OTHER INCOME (EXPENSE):
     Interest income                                              6,654               5,719              11,860              13,523
     Interest expense                                           (57,301)            (59,344)           (114,209)           (120,468)
     Other expense                                                   --                (237)               (800)               (237)
                                                           ------------        ------------        ------------        ------------

           Total other income (expense)                         (50,647)            (53,862)           (103,149)           (107,182)
                                                           ------------        ------------        ------------        ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                       (2,869,221)           (844,506)         (3,849,607)         (1,911,489)

     Provision for income taxes                                      --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

LOSS FROM CONTINUING OPERATIONS                              (2,869,221)           (844,506)         (3,849,607)         (1,911,489)

LOSS FROM DISCONTINUED OPERATIONS                               (35,714)            (85,760)            (68,009)            (55,897)
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $ (2,904,935)       $   (930,266)       $ (3,917,616)       $ (1,967,386)
                                                           ============        ============        ============        ============
NET LOSS PER COMMON SHARE:
     Basic and diluted
     Loss from continuing operations                       $       (.05)       $       (.02)       $       (.06)       $       (.03)
     Loss from discontinued operations                             (.00)               (.00)               (.00)               (.00)
                                                           ------------        ------------        ------------        ------------
     Total                                                 $       (.05)       $       (.02)       $       (.06)       $       (.03)
                                                           ============        ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                                       63,226,984          57,395,172          65,299,377          57,209,142
                                                           ============        ============        ============        ============

                          The accompanying notes are an integral part of these financial statements.



                                             SIMTEK CORPORATION
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (unaudited)


                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                     2005                 2004
                                                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $(3,917,616)          $(1,967,386)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                              259,586               237,511
         Issuance of common stock per separation and employment
              agreements                                                            139,250                    --
         Expense related to issuance of warrants                                      1,288                    --
         Loss on disposal of assets                                                      --                13,165
         Net change in allowance accounts                                           170,113                81,218
         Deferred financing fees                                                      8,298                 8,298
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                 1,685,061              (310,350)
              Inventory                                                             388,227               115,502
              Prepaid expenses and other                                            (26,287)               68,672
          Increase (decrease) in:
              Accounts payable                                                     (547,210)              827,058
              Accrued expenses                                                      418,222               (18,718)
              Deferred revenue                                                       20,000                    --
                                                                                -----------           -----------
         Net cash used in operating activities                                   (1,401,068)             (945,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                      (235,720)             (338,433)
                                                                                -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and line of credit                                        --              (150,000)
     Payments on capital lease obligation                                           (24,723)              (72,534)
     Equity financing, net                                                        3,944,403                    --
     Transfer to restricted cash                                                 (3,000,000)                   --
     Proceeds from sale of common stock                                             108,400                    --
     Exercise of stock options                                                      183,157               355,960
                                                                                -----------           -----------
         Net cash provided by financing activities                                1,211,237               133,426
                                                                                -----------           -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (425,551)           (1,150,037)

CASH AND CASH EQUIVALENTS, beginning of period                                    2,146,791             3,431,679
                                                                                -----------           -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,721,240           $ 2,281,642
                                                                                ===========           ===========

Cash paid for interest                                                          $   114,209           $   121,393
                                                                                ===========           ===========



                The accompanying notes are an integral part of these financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K or 10-KSB filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB and Form 10-KSB/A for Simtek Corporation ("Simtek" or the "Company") filed on March 17, 2005 and May 11, 2005, respectively for fiscal year 2004.

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

     Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below:

                                                        Three Months Ended              Six Months Ended
                                                       --------------------           --------------------
                                                             June 30,                       June 30,
                                                       --------------------           --------------------
                                                       2005           2004            2005            2004
                                                       ----           ----            ----            ----
         Net loss as reported                    $ (2,904,935)    $  (930,266)    $(3,917,616)    $(1,967,386)
           Add: Stock based compensation
          included in reported
           Net loss                                         -               -               -               -
           Deduct: Fair value of stock based
          compensation                               (373,196)       (207,632)       (746,391)       (415,265)
                                                 ------------     -----------     -----------     -----------
           Proforma net loss                     $ (3,278,131)    $(1,137,898)    $(4,664,007)    $(2,382,651)
                                                 ============     ===========     ===========     ===========

         Net loss as reported - basic and
          diluted                                $      (.05)     $     (.02)     $     (.06)     $     (.03)
         Proforma net loss - basic and
          diluted                                $      (.06)     $     (.02)     $     (.07)     $     (.04)

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     The fair value of each option granted in the three and six months periods ending June 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                            Six Months Ended June 30,
                                            -------------------------
                                              2005             2004
                                              ----             ----
     Expected volatility                     82.93%           122.2%
     Risk-free interest rate                  3.54%             2.0%
     Expected dividends                       -                 -
     Expected terms (in years)                4.0               4.0

     In May 2005, the Company accelerated vesting of certain unvested and out-of-the-money stock options previously awarded to employees and officers. Because the price of the Company's common stock was $0.57 on the day of acceleration, the options, which are exercisable at $0.62 and above, had no economic value on the date of acceleration. As a result of the acceleration, options to purchase approximately 1.7 million shares of Simtek common stock are now exercisable. Options held by non-employee directors were excluded from the vesting acceleration.

     Under the recently revised Financial Accounting Standards Board Statement No. 123, "Share-Based Payment," Simtek will apply the expense recognition provisions relating to stock options beginning in the first quarter of 2006. As a result of the acceleration, the Company expects to reduce the total stock option expense it otherwise would be required to record by approximately $506,000 in 2006, $215,000 in 2007, and $14,000 in 2008 on a pre-tax basis. This effect of the future expense has been shown in the proforma stock based compensation table above.

2.   Liquidity

     During the three and six months ended June 30, 2005 and the twelve months ended December 31, 2004, the Company incurred net losses from continuing operations of approximately $2,869,000, $3,850,000 and $3,731,000, respectively and has an accumulated deficit of $44,323,000 as of June 30, 2005. The Company was also not in compliance with its debentures throughout 2004 and the first six months of 2005, but was successful in obtaining waivers through July 1, 2006 from the debenture holders. The Company has working capital of approximately $4,584,086 as of June 30, 2005.

     On May 5, 2005, the Company closed a Production and Development Agreement with Cypress Semiconductor Corporation, or "Cypress", to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. The Company has agreed to work with Cypress to add the SONOS nonvolatile capability to Cypress's baseline CMOS process, which is in production at its Minnesota wafer fabrication plant. The Company intends to use the technology to produce a family of 4-megabit nvSRAM and Value-Added-Memory products. In connection with the Production and Development Agreement, the Company closed a Share Purchase Agreement with Cypress on May 5, 2005, pursuant to which Cypress purchased 6,740,816 shares of the Company's common stock for $4,000,000 and acquired a warrant to purchase 5,055,612 shares of the Company's common stock at an exercise price of $0.7772. The warrant has a ten-year term. The Company also entered into an Escrow Agreement with Cypress pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron SONOS process and product developments. This $3 million is restricted and is unavailable for other use by the Company, unless distributed to the Company out of the escrow account per the terms of the Escrow Agreement.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     If the Company is unable to achieve profitable operations in the near term, it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

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

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4," which is effective for annual periods beginning after June 15, 2005.

     SFAS 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that such items be recognized as current period charges and not included as a component of inventory costs. In addition, the statement requires that fixed production overheads to the costs of conversion be based on the normal capacity of the production facility. The new standard will be effective for us beginning January 1, 2006. We have not yet completed our evaluation of the effect on the financial statements, but do not expect it to have a material effect.

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at June 30, 2005 and December 31, 2004 included:

                                              June 30, 2005    December 31, 2004
                                              -------------    -----------------


     Raw Materials                             $   45,369         $   68,955
     Work in progress                           1,036,964          1,765,044
     Finished Goods                               567,862            204,423
                                               ----------         ----------
                                                1,650,195          2,038,422
     Less reserves for excess inventory          (178,430)          (168,580)
                                               ----------         ----------
                                               $1,471,765         $1,869,842
                                               ==========         ==========

6.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for these investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of Simtek common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock. From March 1, 2003 through June 30, 2005, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On August 5, 2005, the Company received a waiver for the two covenants through July 1, 2006. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. If the Company is in default of the covenants for a period of 30 days it is considered a default under the debenture agreement and the lender may declare the unpaid principal amount and all accrued interest thereon due and payable. In addition, if the Company defaults under the debenture agreement the lender may, among other things, foreclose on our collateral on which it has a security interest. The lender has a security interest in substantially all of our assets.

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount will commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 200,000 shares of Simtek common stock at $0.50 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $1,300 as additional interest expense in the three and six months ended June 30, 2005.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   Geographic Concentration

     Sales of the Company's semiconductor products by location for the three month and six month periods ended June 30, 2005 and 2004 were as follows:

                          Three Months Ended             Six Months Ended
                          ------------------             ----------------
                               June 30,                      June 30,
                               --------                      --------
                         2005             2004         2005            2004
                         ----             ----         ----            ----

     United States        24%              26%          26%             32%
     Europe               21%              10%          19%             10%
     Far East             42%              45%          44%             44%
     All Others           13%              19%          11%             14%
                         ----             ----         ----            ----
                         100%             100%         100%            100%
                         ====             ====         ====            ====

8.   Discontinued Operations

     During the three months ended June 30, 2005, the Company committed to a plan to sell all of the assets of its subsidiary, Q-DOT, as that business no longer fits with the core operation of the Company's semiconductor business. The Company anticipates selling the assets of its subsidiary, Q-DOT, within the next twelve months. In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, the costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets and have been reported in the various statements under the caption, "Assets held for sale-current" and "Liabilities of discontinued operations" for all periods presented. In addition, certain of the Notes to the Condensed Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

Summary results for the discontinued operation are as follows (in thousands):

                                          Three Months Ended             Six Months Ended
         Description                      ------------------             ----------------
                                               June 30,                      June 30,
                                               --------                      --------
                                         2005             2004         2005            2004
                                         ----             ----         ----            ----
     Operating Results:
          Revenue                        $537             $319        $1,036           $882
          Costs and expenses              573              405         1,104            938
                                         ----             ----        ------           ----

          Loss from discontinued
            Operation                    $(36)            $(86)       $  (68)          $(56)
                                         =====            =====       =======          =====

Amounts included in the June 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                                     June 30,    December 31,
                                                       2005           2004
                                                     --------    ------------
Assets held for sale-current:
         Accounts receivable                         $   92         $  338
         Prepaid expenses and other                      20             46
         Equipment and furniture, net                   163            171
                                                     ------         ------

              Total                                  $  275         $  555
                                                     ======         ======

Liabilities of discontinued operation:
         Accounts payable                            $   31         $   69
         Accrued expenses and other                     122            257
                                                     ------         ------

              Total                                  $  153         $  326
                                                     ======         ======

                               SIMTEK CORPORATION

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion and analysis in this quarterly report on Form 10-Q is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein as well as our Annual Report and Form 10-KSB and Annual Report and Form 10-KSB/A filed on March 17, 2005 and May 11, 2005, respectively for fiscal year 2004. Certain statements under this caption constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document and in our Form 10-KSB and Form 10-KSB/A. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs, among other factors. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2004 Form 10-KSB and Form 10-KSB/A. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

     The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net result reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon distributor inventory levels. The contracts we have with our distributors, generally allows them to return to us up to 5% of their inventory in exchange for inventory that better meets their demands. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions. At times, we are required to allow our distributors to lower the selling price of a specific device in order to meet competition. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for distributor price reductions are effective in quantifying our exposures due to industry or specific customer conditions.

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

Overview

     Total unit shipments of our semiconductor memory products were down for the three and six months ended June 30, 2005, approximately 30% and 17%, respectively, as compared to the same periods in 2004. Our net revenue was $2,204,000 and $5,180,000 for the three and six months ended June 30, 2005, respectively, compared to the $3,686,000 and $6,621,000, respectively, for the comparable periods of 2004. This decrease in net revenue for both periods was due primarily to a decrease in revenue from the semiconductor portion of our business. The primary reason for the decrease in revenue was due to our competitors aggressively cutting prices to our key customers, which resulted in lower average selling prices and lower unit volume for our legacy products. In addition, shipments of our .25 micron product were depressed due to poor yields which resulted in reduced product availability.

     Increased operating expenses and decreased gross margins had an impact on our profitability for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004. Most significantly, the expenses recognized for the abnormal yields and scrap related to the .25 micron product line and expenses related to changes in management discussed below, contributed to the higher operating expenses.

     As discussed in Note 8 of the Notes to Condensed Consolidate Financial statements, the Company has committed to a plan to sell all of the assets of its subsidiary, Q-DOT and has included Q-DOT as a discontinued operation. As such, all discussion of operating results relates to the semiconductor portion of our business.

Results of Operations:

     Revenues

     The following table sets forth our net revenues for semiconductor devices by product markets for the three and six months ended June 30, 2005 and 2004 (in thousands):


                                            Three Months Ended                    Six Months Ended
                                            ------------------                    ----------------
                                                 June 30,                             June 30,
                                                 --------                             --------
                                        2005     2004     Variance        2005       2004      Variance
                                        ----     ----     --------        ----       ----      --------

     Commercial                       $ 1,810  $ 2,908    $ (1,098)     $ 4,217    $ 5,408     $ (1,191)
     High-end industrial and
      military                            394      778    $   (384)     $   963    $ 1,213     $   (250)
                                      -------  -------    ---------     -------    -------     ---------

     Total Semiconductor
      Revenue                         $ 2,204  $ 3,686    $ (1,482)     $ 5,180    $ 6,621     $ (1,441)
                                      =======  =======    =========     =======    =======     =========

     Commercial revenues include revenue generated from our legacy products (products built on silicon wafers received from Chartered Semiconductor Manufacturing Plc., or Chartered of Singapore, collectively "Chartered") and from our .25 micron products (products built on silicon wafers received from DongbuAnam Semiconductor or DongbuAnam, collectively "Dongbu"). Commercial revenues decreased by $1,098,000 and $1,191,000 for the three and six months ended June 30, 2005, respectively, as compared to the three months and six months ended June 30, 2004. The decrease was primarily due to a decrease in unit shipments and average selling prices, which was primarily due to increased price competition at our largest, high-volume customers and their subcontractors.

     High-end industrial and military product saw decreases of $384,000 and $250,000 for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. The decrease was due primarily to decreased demand in the period for our nonvolatile semiconductor memory products used in on-going military contracts.

     Three distributors accounted for approximately 39% of our semiconductor devices product sales for the quarter ended June 30, 2005. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as other distributors would likely take their place.

     We expect that revenue will increase in the next several quarters, as shipments of our .25 micron product family ramp up. Customer acceptance of our flagship .25 micron products has increased significantly in 2005. We have received 21 new design wins for this new product line in 2005. Shipments are expected to begin in the second half of 2005 and ramp up in 2006 on these new products.

Cost of Sales and Gross Margin

     We recorded cost of sales for semiconductor devices of $1,675,000 and $3,683,000 for the three and six months ended June 30, 2005, respectively, as compared with the $2,378,000 and $4,491,000 for the three and six months ended June 30, 2004, respectively. These costs reflect an approximate 11% and 3% decrease in gross margin percentages for the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. Actual gross margin percentages for the three and six months ended June 30, 2005 were 24% and 29%, respectively, as compared to gross margins percentages for the three and six months ended June 30, 2004 of 35% and 32%, respectively. The decreases were primarily due to overall lower sales volume, particularly decreased sales of our high-end industrial and military products. Production costs for our legacy commercial products decreased during the period ended June 30, 2005 as compared to the same periods in 2004, as yield improvements have finally been achieved from the production transfer from Chartered's wafer fabrication facility # 1 to Chartered's wafer fabrication facility # 2. We expect gross margins to improve in the second half of 2005 as a result of these cost improvements.

     During the three and six months ended June 30, 2005, we purchased all of our silicon wafers to produce 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered, to support sales of our nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 87% and 89% of our semiconductor product revenue for the three and six months ended June 30, 2005, respectively. We purchased silicon wafers to produce our family of 1-megabit and certain 256-kilobit nonvolatile static random access memory products built on .25 micron technology from Dongbu. Sales of our semiconductor products built on .25 micron technology accounted for approximately 9% and 8% of our semiconductor product revenue for the three and six months ended June 30, 2005, respectively. The remaining sales were for a one-time sale of our discontinued logic products.

     We expect gross margins on both our legacy and .25 micron products to improve over the next several quarters. The net yields on the silicon wafers received from Chartered over the last few months have resulted in yields significantly better and more stable than in earlier production received during the transition from Chartered's wafer fabrication facility # 1 to Chartered's wafer fabrication facility # 2. The yields are better than the historical yields from Chartered's wafer fabrication facility # 1. On the .25 micron products, the preliminary yields from the new revision of the silicon wafers are now resulting in a cost effective product.

Research and Development

     We believe that continued investments into new product development are required for us to remain competitive in the markets we serve. Currently, our research and development department has been focusing on yield improvement and qualification of our new.25 micron product family. We are currently shipping our family of 1-megabit nonvolatile semiconductor memory products tested to production requirements on a provisional qualification and expect to have qualification complete in the third quarter of 2005.

     Total research and development expenses were $1,917,000 and $3,126,000 for the three and six months ended June 30, 2005, respectively, as compared to $1,397,000 and $2,601,000 for the three and six months ended June 30, 2004, respectively.

     The $520,000 increase for the three month period was due to a one-time charge of $827,000 related to the final development of our .25 micron product. The one-time charge was partially offset by decreases in payroll and payroll overhead costs of $91,000, consulting services of $116,000 and other product development costs of $222,000, which were in turn offset by increases in contract services of $28,000, equipment related costs of $41,000, cost related to the co-development agreement with Cypress of $49,000 and other miscellaneous expenses of $4,000. The one-time charge related to our .25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. We have implemented a significant new revision for the silicon wafers being produced at Dongbu and preliminary testing shows a significant improvement in both the initial silicon wafer probe yield as well as the final assembly and test yield. The improved yields result in a more cost effective product. The $91,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $116,000 decrease in consulting services was due to a decrease in engineering work performed by our subsidiary Q-DOT for the development of our data-communication products. The $222,000 decrease in product development costs was related to the wind down of the final development of the .25 micron product. Management expects that product development costs will increase over the next several years as development with Cypress on the new .13 micron technology accelerates.

     The $525,000 increase for the six month period was primarily due to the charges related to the development of our .25 micron product as discussed above. That charge was partially offset by decreases in payroll and payroll overhead costs of $40,000, consulting services of $213,000, product development costs of $280,000 and other miscellaneous expenses of $11,000 which were in turn partially offset by increases in contract services of $60,000, equipment related costs of $70,000 and cost related to the co-development with Cypress Semiconductor of $49,000. The $40,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $213,000 decrease in consulting services was due to a decrease in engineering work performed by our subsidiary Q-DOT for the development of our data-communication products. The $280,000 decrease in product development costs was related to wind down of the final development of the .25 micron product. Management expects that costs will increase over the next several quarters as development work with Cypress on the new .13 micron technology accelerates.

General and Administration

     Total general and administration expenses were $987,000 and $1,274,000 for the three and six months ended June 30, 2005, respectively, as compared to $284,000 and $531,000, respectively, for the same periods in 2004.

     The $703,000 increase for the three month period was primarily due to increases in accounting and legal expenses of $72,000, $77,000 increase in payroll and payroll overhead costs and $614,000 in one-time expenses related to separation and employment agreements. These increases were partially offset by decreases of $60,000 related to contract services, travel and bad debt. The $743,000 increase for the six month period was due to increases in accounting and legal expenses of $82,000, $77,000 increase in payroll and payroll overhead costs, and $614,000 in one-time expenses related to separation and employment agreements. These increases were partially offset by decreases of $30,000 related to travel, board of director costs and bad debt. The increases in payroll and payroll overhead costs, in both periods, were related to increases in headcount and increases in administrative services provided by our subsidiary Q-DOT. The increases in accounting and legal expenses, in both periods, were related to increased activity related to agreements with personnel and increased securities work. The $614,000 in one-time expenses was related to costs associated with the terms of the employment agreement for our current Chief Executive Officer and the costs associated with the separation agreement entered into with our previous Chief Executive Officer.

Marketing

     Total marketing expenses were $443,000 and $844,000 for the three and six months ended June 30, 2005, respectively, as compared to $418,000 and $802,000, respectively, for the same periods in 2004.

     The $25,000 increase for the three month period was primarily due to an increase in payroll and payroll overhead costs of $29,000, relating to expanding our sales team, advertising expenses of $21,000 and travel expenses of $21,000 and a decrease of $46,000 in sales commissions due to lower sales volume.

     The $42,000 increase for the six month period was primarily due to an increase in payroll and payroll overhead costs of $112,000, related to expanding our sales team, advertising expenses of $17,000 and travel expenses of $14,000 and a decrease of $101,000 in sales commissions due to the lower sales volume.

Loss from Continuing Operations

     We recorded a net loss, from continuing operations, of approximately $2,869,000 and $3,850,000 for the three and six months ended June 30, 2005, respectively, as compared to $845,000 and $1,911,000 for the three and six months ended June 30, 2004, respectively. The increases in net loss were due primarily to lower revenues, decreased gross margins and increases in operating expenses, discussed previously.

Liquidity and Capital Resources

     As of June 30, 2005, we had a net working capital of $4,584,086, including restricted cash of $3,000,000, as compared to a net working capital of $3,390,720 as of June 30, 2004.

     On May 5, 2005, we closed a Production and Development Agreement with Cypress to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. We have agreed to work with Cypress to add the SONOS nonvolatile capability to Cypress's baseline CMOS process, which is in production at its Minnesota wafer fabrication plant. We intend to use the technology to produce a family of 4-megabit nvSRAM and Value-Added-Memory products. In connection with the Production and Development Agreement, we closed a Share Purchase Agreement with Cypress on May 5, 2005, pursuant to which Cypress purchased 6,740,816 shares of our common stock for $4,000,000 and acquired a warrant to purchase 5,055,612 shares of our common stock at an exercise price of $0.7772. The warrant has a ten-year term. We also entered into an Escrow Agreement with Cypress pursuant to which we deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron SONOS process and product developments. This $3 million is restricted and is unavailable for other use by us, unless distributed to us out of the escrow account per the terms of the Escrow Agreement.

Short-term liquidity.

     Our unrestricted cash balance at June 30, 2005 was $1,721,000.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and to control our operating expenses. Through December 31, 2005, we expect to spend approximately $5,000,000 for operating expenses assuming revenue growth. We expect to meet our capital needs from: the sale of Q-DOT; sales revenues; and, to the extent we do not have sufficient revenues, from our existing cash reserves. In addition, we believe that we may need additional capital in the latter part of the year, to fund anticipated revenue growth. We are evaluating several alternatives, including disposing of non-core assets, but have no binding agreement with any potential lender, investor or firm.

Long-term liquidity.

     We believe that we will achieve a cash breakeven point in December 2005, as projected revenues increase and production costs for both our legacy and 25 micron nonvolatile semiconductor memory products decrease. However, in order to fund significant organic growth as well as take advantage of other potential strategic opportunities in the future, we may require additional capital resources. We are in ongoing discussions with investment banking organizations to ensure access to such capital as required.

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

     Interest payable on our convertible debentures is fixed at 7.5% over the term of the debentures. As such, changes in interest rates will not affect future expenses or cash flows.

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

Harold Blomquist, who serves as the Company's chief executive officer, and Brian Alleman, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

         10.1 Share Purchase Agreement, dated May 4, 2005, between the Company and Cypress Semiconductor Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005)

         10.2 Development and Production Agreement, dated May 4, 2005, between the Company and Cypress Semiconductor Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10,
                    2005)

         10.3 Escrow Agreement, dated May 4, 2005, among the Company, Cypress Semiconductor Corporation and U.S. Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005)

         10.4 Stock Purchase Warrant, dated May 4, 2005, from the Company to Cypress Semiconductor Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005)

         10.5 Registration Rights Agreement, dated May 4, 2005, between the Company and Cypress Semiconductor Corporation (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10,
                    2005)

         10.6 Separation Agreement, dated May 9, 2005, between the Company and Douglas M. Mitchell (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 12, 2005)

         10.7 Employment agreement between the Company and Harold Blomquist (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 12, 2005)

         10.8 Waiver Letter, dated June 28, 2005, among the Company, Q-DOT, Inc. Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005)

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

         32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

         32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SIMTEK CORPORATION
                                     Registrant)



August 12, 2005                      By: /s/Harold Blomquist
                                         ----------------------------------
                                         HAROLD BLOMQUIST
                                         Chief Executive Officer, President




August 12, 2005                      By: /s/Brian Alleman
                                         ----------------------------------
                                         BRIAN ALLEMAN
                                         Chief Financial Officer