Form 10-Q
period 2005-09-30
SIMTEK CORP
filed 2005-11-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2005
                                       OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                 (719) 531-9444

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No
                                                              ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).   Yes       No  X
                                                  ---      ---

The total number of shares of Common Stock issued and outstanding as of November 8, 2005 was 70,884,492.

                               SIMTEK CORPORATION

                                      INDEX
                    For the Quarter Ended September 30, 2005

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
          Condensed Consolidated Balance Sheets as of September 30,
          2005 (unaudited) and December 31, 2004                              3

          Unaudited Condensed Consolidated Statements of Operations
          for the three months and nine months ended September 30,
          2005 and 2004                                                       4

          Unaudited Condensed Consolidated Statements of Cash Flows
          for the nine months ended September 30, 2005 and 2004               5

          Notes to Condensed Consolidated Financial Statements             6-11

     ITEM 2
          Managements Discussion and Analysis of Financial Condition
          and Results of Operations                                          12

     ITEM 3
          Quantitative and Qualitative Disclosures about Market Risk         19

     ITEM 4
          Controls and Procedures                                            20

PART 2. OTHER INFORMATION

     ITEM 1   Legal Proceedings                                              21

     ITEM 2   Unregistered Sales of Equity Securities and
              Use of Proceeds                                                21

     ITEM 3   Defaults Upon Senior Securities                                21

     ITEM 4   Submission of Matters to a Vote of Security Holders            21

     ITEM 5   Other Information                                              21

     ITEM 6   Exhibits                                                       21

SIGNATURES                                                                   22


                                            SIMTEK CORPORATION
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  ASSETS
                                                  ------

                                                                            September 30, 2005      December 31, 2004
                                                                            ------------------      -----------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                 $  2,302,954           $  2,146,791
     Restricted investments                                                       2,845,000                     --
     Accounts receivable - trade, net                                               991,464              2,439,135
     Inventory, net                                                               1,346,358              1,869,842
     Prepaid expenses and other current assets                                      246,304                 85,221
     Assets from discontinued operations                                                 --                554,996
                                                                               ------------           ------------
         Total current assets                                                     7,732,080              7,095,985
EQUIPMENT AND FURNITURE, net                                                        672,164                771,901
DEFERRED FINANCING COSTS                                                             62,236                 74,684
OTHER ASSETS                                                                         17,500                 33,250
                                                                               ------------           ------------
     TOTAL ASSETS                                                              $  8,483,980           $  7,975,820
                                                                               ============           ============

                                      LIABILITES AND SHAREHOLDERS' EQUITY
                                      -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                          $  1,688,059           $  2,054,337
     Accrued expenses                                                             1,143,410                357,033
     Accrued vacation payable                                                       121,884                159,690
     Accrued wages                                                                   55,830                 29,975
     Obligation under capital leases                                                 25,856                 47,310
     Liabilities of discontinued operations                                              --                325,524
     Debentures, current                                                            119,970                     --
                                                                               ------------           ------------
         Total current liabilities                                                3,155,009              2,973,869
DEBENTURES, NET OF CURRENT                                                        2,880,030              3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                                 --                 13,024
                                                                               ------------           ------------
         Total liabilities                                                        6,035,039              5,986,893
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                     --                     --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         70,776,715 and 70,766,715 shares issued and outstanding
         at September 30, 2005 and 62,881,679 and 62,871,679 shares
         issued and outstanding at December 31, 2004                                707,767                628,817
     Additional paid-in capital                                                  46,093,383             41,778,120
     Treasury stock, at cost; 10,000 shares                                         (12,504)               (12,504)
     Accumulated deficit                                                        (44,339,705)           (40,405,506)
                                                                               ------------           ------------
         Total shareholders' equity                                               2,448,941              1,988,927
                                                                               ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $  8,483,980           $  7,975,820
                                                                               ============           ============



                 The accompanying notes are an integral part of these financial statements.



                                              SIMTEK CORPORATION
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                    Three Months Ended                      Nine Months Ended
                                                                       September 30,                          September 30,
                                                              --------------------------------      --------------------------------
                                                                  2005               2004                2005              2004
                                                              -------------      -------------      -------------     --------------
NET SALES                                                     $  2,411,686       $  2,445,916       $  7,591,479       $  9,067,197

     Cost of sales                                               1,807,040          1,949,818          5,489,638          6,441,028
                                                              ------------       ------------       ------------       ------------

GROSS MARGIN                                                       604,646            496,098          2,101,841          2,626,169

OPERATING EXPENSES:
     Research and development costs                              1,571,727          1,397,452          4,697,444          3,998,756
     Sales and marketing                                           320,518            359,034          1,164,529          1,161,380
     General and administrative                                    411,986            198,482          1,758,510            729,210
                                                              ------------       ------------       ------------       ------------

           Total operating expenses                              2,304,231          1,954,968          7,620,483          5,889,346
                                                              ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                 (1,699,585)        (1,458,870)        (5,518,642)        (3,263,177)

OTHER INCOME (EXPENSE):
     Interest income                                                44,457              5,655             56,317             19,178
     Interest expense                                              (62,910)           (58,889)          (177,119)          (179,357)
     Other expense                                                     (10)              (887)              (810)            (1,124)
                                                              ------------       ------------       ------------       ------------

           Total other income (expense)                            (18,463)           (54,121)          (121,612)          (161,303)
                                                              ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                          (1,718,048)        (1,512,991)        (5,640,254)        (3,424,480)

     Provision for income taxes                                         --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS                                 (1,718,048)        (1,512,991)        (5,640,254)        (3,424,480)

INCOME FROM DISCONTINUED OPERATIONS
     (including gain on disposal of $1,689,208)                  1,701,466            101,480          1,706,055             45,583
                                                              ------------       ------------       ------------       ------------

NET LOSS                                                      $    (16,582)      $ (1,411,511)      $ (3,934,199)      $ (3,378,897)
                                                              ============       ============       ============       ============

NET LOSS PER COMMON SHARE:
     Basic and diluted
     Loss from continuing operations                          $       (.02)      $       (.03)      $       (.08)      $       (.06)
     Income from discontinued operations                               02                .00                .02               (.00)
                                                              ------------       ------------       ------------       ------------
     Total                                                    $       (.00)      $       (.03)      $       (.06)      $       (.06)
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                                          70,735,981         57,703,387         67,131,126         57,375,272
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


                                        SIMTEK CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                      2005                 2004
                                                                                  ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $(3,934,199)         $(3,378,897)
     Income from discontinued operations                                              (16,848)             (45,583)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                                325,674              234,293
         Issuance of common stock per separation and employment
              agreements                                                              139,250                   --
         Expense related to issuance of warrants                                        5,180                   --
         Gain from discontinued operations                                         (1,689,208)                  --
         Net change in allowance accounts                                              63,689               33,125
         Deferred financing fees                                                       12,447               12,447
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                   1,447,308              418,340
              Inventory                                                               574,859             (103,756)
              Prepaid expenses and other                                             (164,083)              (5,693)
          Increase (decrease) in:
              Accounts payable                                                       (366,277)             894,007
              Accrued expenses                                                        662,611               36,735
                                                                                  -----------          -----------
     Net cash used in operating activities by continuing operations                (2,939,597)          (1,904,982)
     Net cash provided by operating activities discontinued operations                104,022              271,553
                                                                                  -----------          -----------
     Net cash used in operating activities                                         (2,835,575)          (1,633,429)
                                                                                  -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                        (207,186)            (183,269)
     Proceeds from discontinued operations, net                                     1,867,449                   --
                                                                                  -----------          -----------
     Net cash (used in) provided by investing activities by
         continuing operations                                                      1,660,263             (183,269)
     Net cash used in investing activities by discontinued operations                 (35,944)              (6,530)
                                                                                  -----------          -----------
     Net cash (used in) provided by investing activities                            1,624,319             (189,799)
                                                                                  -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and line of credit                                          --             (150,000)
     Payments on capital lease obligation                                             (37,364)            (109,024)
     Equity financing, net                                                          3,944,403                   --
     Transfers to restricted cash                                                  (3,200,000)                  --
     Payments from restricted cash                                                    355,000
     Proceeds from sale of common stock                                               108,400                   --
     Exercise of stock options                                                        196,980              355,960
                                                                                  -----------          -----------
         Net cash provided by financing activities                                  1,367,419               96,936
                                                                                  -----------          -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               156,163           (1,726,292)

CASH AND CASH EQUIVALENTS, beginning of period                                      2,146,791            3,431,679
                                                                                  -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                          $ 2,302,954          $ 1,705,387
                                                                                  ===========          ===========

Cash paid for interest                                                            $   171,939          $   179,357
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

     In the opinion of management, the unaudited financial statements reflect all adjustments of a normal recurring nature necessary to present a fair statement of the results of operations for the respective interim periods. The December 31, 2004 balance sheet data was derived from the audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results of operations for the interim periods are not necessarily indicative of the results of operations for the full fiscal year. Certain previously reported amounts have been reclassified to conform to the current presentation.

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

     Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below:

                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                           September 30,
                                                        --------------------------------        --------------------------------
                                                            2005                2004                2005                2004
                                                        ------------        ------------        ------------        ------------
       Net loss as reported                             $   (16,582)        $(1,411,511)        $(3,934,199)        $(3,378,897)
         Add: Stock based compensation
                included in reported
         Net loss                                                --                  --                  --                  --
         Deduct: Fair value of stock based
                compensation                               (363,520)           (207,632)         (1,090,560)           (622,897)
                                                        -----------         -----------         -----------         -----------
         Pro forma net loss                             $  (380,102)        $(1,619,143)        $(5,024,759)        $(4,001,794)
                                                        ===========         ===========         ===========         ===========

       Net loss as reported - basic and
           diluted                                      $      (.00)        $      (.03)        $      (.06)        $      (.06)
       Pro forma net loss - basic and
           diluted                                      $      (.01)        $      (.03)        $      (.07)        $      (.07)


     The fair value of each option granted in the three and nine months periods ending September 30, 2005 and 2004 were estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                   Nine Months Ended
                                                      September 30,
                                                --------------------------
                                                2005                  2004
                                                ----                  ----
     Expected volatility                        84.2%                108.3%
     Risk-free interest rate                     3.8%                  2.4%
     Expected dividends                          -                     -
     Expected terms (in years)                   4.0                   4.0


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

2.   Liquidity

     During the three and nine months ended September 30, 2005 and the twelve months ended December 31, 2004, the Company incurred net losses from continuing operations of approximately $1,718,000, $5,640,000 and $3,731,000, respectively and has an accumulated deficit of $44,340,000 as of September 30, 2005. The Company was also not in compliance with its debentures throughout 2004 and the first nine months of 2005, but was successful in obtaining waivers through October 1, 2006 from the debenture holders. The Company has working capital of approximately $4,577,000 as of September 30, 2005, which includes restricted investments of $2,845,000. The restricted investments may only be used to satisfy obligations to Cypress Semiconductor incurred under the terms of the Production and Development Agreement and to satisfy any potential liability related to the sale of its Q-Dot subsidiary.

     On May 5, 2005, the Company closed a Production and Development Agreement with Cypress Semiconductor Corporation, or "Cypress", to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. The Company has agreed to work with Cypress to add the SONOS nonvolatile capability to Cypress's baseline CMOS process, which is in production at its Minnesota wafer fabrication plant. The Company intends to use the technology to produce a family of 4-megabit nvSRAM and Value-Added-Memory products. In connection with the Production and Development Agreement, the Company closed a Share Purchase Agreement with Cypress on May 5, 2005, pursuant to which Cypress purchased 6,740,816 shares of the Company's common stock for $4,000,000 and acquired a warrant to purchase 5,055,612 shares of the Company's common stock at an exercise price of $0.7772. The warrant has a ten-year term. The Company also entered into an Escrow Agreement with Cypress pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron SONOS process and product developments. This $3 million is restricted and is unavailable for other use by the Company, unless distributed to the Company out of the escrow account per the terms of the Escrow Agreement. During the three and nine months ended September 30, 2005, the Company dispersed $355,000 under the terms of the Escrow Agreement.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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

5.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at September 30, 2005 and December 31, 2004 included:

                                          September 30, 2005   December 31, 2004
                                          ------------------   -----------------


     Raw Materials                            $    33,162         $    68,955
     Work in progress                           1,027,557           1,765,044
     Finished Goods                               402,845             204,423
                                              -----------         -----------
                                                1,463,564           2,038,422
     Less reserves for excess inventory          (117,206)           (168,580)
                                              ------------        ------------
                                              $ 1,346,358         $ 1,869,842
                                              ===========         ===========

6.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for these investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the debenture into fully paid and nonassessable shares of Simtek common stock. The debentures are convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Based on the conversion rate of $0.312 per share, it would entitle each fund to 3,205,128 shares of Simtek common stock. From March 1, 2003 through September 30, 2005, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On October 20, 2005, the Company received a waiver for the two covenants through October 1, 2006. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. If the Company is in default of the covenants for a period of 30 days it is considered a default under the debenture agreement and the lender may declare the unpaid principal amount and all accrued interest thereon due and payable. In addition, if the Company defaults under the debenture agreement the lender may, among other things, foreclose on our collateral on which it has a security interest. The lender has a security interest in substantially all of our assets.

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount will commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 200,000 shares of Simtek common stock at $0.50 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $5,200 as additional interest expense in the three and nine months ended September 30, 2005.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Geographic Concentration

         Sales of the Company's semiconductor products by location for the three month and nine month periods ended September 30, 2005 and 2004 were as follows:

                               Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                               ------------------           ------------------
                                2005        2004            2005          2004
                                ----        ----            ----          ----

         United States          29%          34%             27%           33%
         Europe                 20%           9%             19%           10%
         Far East               43%          51%             44%           46%
         All Others              8%           6%             10%           11%
                               ----         ----            ----          ----
                               100%         100%            100%          100%
                               ====         ====            ====          ====

8.   Discontinued Operations

     During the three months ended June 30, 2005, the Company committed to a plan to sell all of the assets of its subsidiary, Q-DOT, as that business no longer fits with the core operation of the Company's semiconductor business. On August 30, 2005, the Company, along with the Company's wholly-owned subsidiary, Q-DOT, Inc. ("Q-DOT"), entered into an Asset Purchase Agreement with Hittite Microwave Corporation ("Hittite") and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation ("HMC Acquisition"), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,689,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations.

     In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, the costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets and have been reported in the various statements under the caption, "Assets from discontinued operations", Liabilities of discontinued operations", and "Income from discontinued operations" for all periods presented. In addition, certain of the Notes to the Condensed Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

Summary results for the discontinued operation are as follows (in thousands):



     Description                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                     ------------------       ------------------
                                      2005        2004        2005         2004
                                      ----        ----        ----         ----
     Operating Results:
          Revenue                     $362        $432       $1,398       $1,314
          Costs and expenses           350         331        1,381        1,268
                                      ----        ----       ------       ------

          Income from discontinued
            Operation                 $ 12        $101       $   17       $   46
                                      ====        ====       ======       ======

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Amounts included in the September 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets for the discontinued operation are as follows (in thousands):

                                             September 30,       December 31,
                                                 2005                2004
                                             -------------       ------------

Assets from discontinued operations            $     -             $   555

Liabilities of discontinued operations         $     -             $   326

                               SIMTEK CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis in this quarterly report on Form 10-Q is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein as well as our Annual Report and Form 10-KSB and Annual Report and Form 10-KSB/A filed on March 17, 2005 and May 11, 2005, respectively for fiscal year 2004. Certain statements under this caption constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document and in our Form 10-KSB and Form 10-KSB/A. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, including but not limited to the risk of delays in availability of new products due to technological, market or financial factors, including the availability of necessary working capital, and other factors described in the Company's most recent Form 10-KSB. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

                               SIMTEK CORPORATION



uncollectible amounts, we consider factors such as industry specific economic conditions, historical customer performance and anticipated customer performance. While we believe our processes to be adequate to effectively quantify our exposure to doubtful accounts, changes in industry or specific customer conditions may require us to adjust our allowance for doubtful accounts.

     The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net result reduces customer accounts receivable and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon distributor inventory levels. Generally the contracts we have with our distributors, allow them to return to us up to 5% of their inventory in exchange for inventory that better meets their demands. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions. At times, we are required to allow our distributors to lower the selling price of a specific device in order to meet competition. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for distributor price reductions are effective in quantifying our exposures due to industry or specific customer conditions.

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

Overview

     Total unit shipments of our semiconductor memory products were up for the three months ended September 30, 2005 approximately 16% and down approximately 8% for the nine months ended September 30, 2005, as compared to the same periods in 2004. Our net revenue was $2,412,000 and $7,591,000 for the three and nine months ended September 30, 2005, respectively, compared to the $2,446,000 and $9,067,000, respectively, for the comparable periods of 2004. This decrease in net revenue for both periods was due to a decrease in revenue from our high-end industrial and military products and a decrease in our average selling prices of our commercial products. Our competitors aggressively cut prices to our key customers resulting in lower average selling prices as we responded to these price moves, and reduced volumes in situations where we chose not to meet some of the competitive prices quoted.

     Increased operating expenses had an impact on our profitability for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004. Most significantly, the expenses recognized for the abnormal yields and scrap related to the .25 micron product line and expenses related to changes in management discussed below, contributed to the higher operating expenses.

     As discussed in Note 8 of the Notes to Condensed Consolidate Financial statements, we sold all assets related to our subsidiary, Q-DOT on August 30, 2005 and we have included Q-DOT as a discontinued operation. As such, all discussion of operating results relates to the semiconductor portion of our business.

                               SIMTEK CORPORATION


Results of Operations:

     Revenues

     The following table sets forth our net revenues for semiconductor devices by product markets for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                        Three Months Ended                      Nine Months Ended
                                             September 30,                        September 30,
                                    ------------------------------        -------------------------------
                                      2005       2004     Variance          2005       2004      Variance
                                      ----       ----     --------          ----       ----      --------
     Commercial                     $ 2,171    $ 1,836    $   335         $ 6,387    $ 7,243     $  (856)
     High-end industrial and
      military                          241        610    $  (369)        $ 1,204    $ 1,824     $  (620)
                                    -------    -------    -------         -------    -------     -------

     Total Semiconductor
      Revenue                       $ 2,412    $ 2,446    $   (34)        $ 7,591    $ 9,067     $(1,476)
                                    =======    =======    =======         =======    =======     =======

     Commercial revenues include revenue generated from our legacy products (products built on silicon wafers received from Chartered Semiconductor Manufacturing Plc., or Chartered of Singapore, collectively "Chartered") and from our .25 micron products (products built on silicon wafers received from DongbuAnam Semiconductor or DongbuAnam, collectively "Dongbu"). Commercial revenues increased by $335,000 and decreased by $856,000 for the three and nine months ended September 30, 2005, respectively, as compared to the three months and nine months ended September 30, 2004. The increase for the three-month period reflects an 8% increase in unit shipments of our .8 micron legacy products, which was offset by a decrease in average selling prices on certain devices. In addition, unit shipments of our flagship .25 micron products in the third quarter were 1200% higher than the 2004 quarter. The decrease for the nine-month period was primarily due to a decrease in unit shipments and average selling prices.

     High-end industrial and military product saw decreases of $369,000 and $620,000 for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. High-end industrial and military unit volume was 60% lower in the 2005 third quarter compared to 2004. For the nine months in 2005, unit volume was down 18% and average selling prices were down 19% from the 2004 period. These decreases reflect our efforts to align customer inventory levels to their actual demand for the products. We expect this will result in higher average selling prices for these parts in the next several quarters.

     Three distributors accounted for approximately 34% of our semiconductor devices product sales for the quarter ended September 30, 2005. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as other distributors would likely take their place.

     We expect that revenue will increase in the next several quarters, as shipments of our .25 micron product family ramp up. Customer acceptance of our flagship .25 micron products has increased significantly in 2005. In addition, we expect that sales of our high-end industrial and military products will increase as customer inventory levels and consumption demand are realigned.

Cost of Sales and Gross Margin

     We recorded cost of sales for semiconductor devices of $1,807,000 and $5,490,000 for the three and nine months ended September 30, 2005, respectively, as compared with the $1,950,000 and $6,441,000 for the three and nine months ended September 30, 2004, respectively. These costs reflect an approximate 5% increase and 1% decrease in gross margin percentages for the three and nine

                               SIMTEK CORPORATION



months ended September 30, 2005, respectively, as compared to the same periods in 2004. Actual gross margin percentages for the three and nine months ended September 30, 2005 were 25% and 28%, respectively, as compared to gross margins percentages for the three and nine months ended September 30, 2004 of 20% and 29%, respectively. We saw decreases in our product costs for our legacy products for the three and nine month periods, as yields have improved for the products produced from silicon wafers manufactured in Chartered's Fab 2 facility and test cost reductions. In addition, costs for the 1 megabit .25 micron product were also reduced in the third quarter of 2005. The decreases in product costs accounted for the increase in gross margin for the three-month period. The decrease in gross margins for the nine-month period was due primarily to decreased average selling prices and lower unit volume of the high-end industrial and military products, which typically carry high gross margins.

     During the three and nine months ended September 30, 2005, we purchased all of our silicon wafers to produce 0.8 micron nonvolatile static random access memory products from a single supplier, Chartered, to support sales of our nonvolatile semiconductor memory products. Sales of products built on these wafers accounted for approximately 84% and 88% of our semiconductor product revenue for the three and nine months ended September 30, 2005, respectively. We purchased silicon wafers to produce our family of 1-megabit and certain 256-kilobit nonvolatile static random access memory products built on 25 micron technology from Dongbu. Sales of our semiconductor products built on .25 micron technology accounted for approximately 16% and 11% of our semiconductor product revenue for the three and nine months ended September 30, 2005, respectively. The remaining sales for the nine-month period were for a one-time sale of our discontinued logic products.

     We expect gross margins on both our legacy and .25 micron products to improve over the next several quarters. The net yields on the silicon wafers received from Chartered over the last few months have resulted in yields significantly better and more stable than in earlier production received during the transition from Chartered's wafer fabrication facility # 1 to Chartered's wafer fabrication facility # 2. The yields are better than the historical yields from Chartered's wafer fabrication facility # 1. In addition, we are moving the final testing of our higher volume products to Asia, which will result in lower costs. On the .25 micron products, we achieved full production qualification on the 1 megabit products in September 2005. Based on that qualification, we can reduce the amount of back-end testing, which will reduce the costs in the next several quarters.

Research and Development

     We believe that continued investments into new product development are required for us to remain competitive in the markets we serve. Currently, our research and development department has been focusing on yield improvement and qualification of our new.25 micron product family. Through September 30, 2005, we have been shipping our family of 1-megabit nonvolatile semiconductor memory products tested to production requirements on a provisional qualification. Qualification was completed on September 30, 2005. Our development engineers are now working with Cypress Semiconductor on the development of our next generation technology based on Cypress' .13 micron platform. We expect to have initial customer samples in the latter part of 2006.

     Total research and development expenses were $1,572,000 and $4,697,000 for the three and nine months ended September 30, 2005, respectively, as compared to $1,397,000 and $3,999,000 for the three and nine months ended September 30, 2004, respectively.

     The $175,000 increase for the three-month period was due primarily to $564,000 in charges incurred related to the joint development agreement with Cypress Semiconductor and an $8,000 increase in travel expenses. The charges associated with the development agreement with Cypress are funded by the restricted cash account. The increases were offset by decreases in payroll and

                               SIMTEK CORPORATION



payroll overhead costs of $84,000, consulting services of $145,000 and other product development costs of $96,000, software and equipment related costs of $61,000 and other miscellaneous expenses of $11,000. The $84,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $145,000 decrease in consulting services was due to a decrease in engineering work performed by our subsidiary Q-DOT for the development of our data-communication products. The $96,000 decrease in product development costs was related to the wind down of the final development of the .25 micron product. Management expects that product development costs will increase over the next several years as development with Cypress on the new .13 micron and 90 nanometer technologies accelerate.

     The $698,000 increase for the nine-month period was primarily due to a one-time charge of $827,000 related to the development of our .25-micron product, discussed in the second quarter. This charge was partially offset by decreases in payroll and payroll overhead costs of $121,000, consulting services of $299,000, product development costs of $314,000 and other miscellaneous expenses of $22,000 which were in turn partially offset by increases in equipment related costs of $7,000, travel expenses of $8,000 and costs related to the joint development with Cypress Semiconductor of $612,000. The $121,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $299,000 decrease in consulting services was due to a decrease in engineering work performed by our subsidiary Q-DOT for the development of our data-communication products. The $314,000 decrease in product development costs was related to wind down of the final development of the .25 micron product. As discussed in the second quarter, the one-time charge related to our .25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. These issues have been resolved and yields from the revised silicon wafers are significantly better and now result in a cost effective product.

General and Administration

     Total general and administration expenses were $412,000 and $1,759,000 for the three and nine months ended September 30, 2005, respectively, as compared to $198,000 and $729,000, respectively, for the same periods in 2004.

     The $214,000 increase for the three month period was primarily due to increases in payroll and payroll overhead costs of $84,000, costs related to our annual meeting of shareholders of $41,000, reorganization costs of $31,000, professional and consulting services of $25,000 and increases in bad debt, board of director costs, travel expenses and other miscellaneous expenses of $33,000. The $1,030,000 increase for the nine month period was due to increases in accounting and legal expenses of $106,000, $208,000 increase in payroll and payroll overhead costs, $645,000 in expenses related to separation and employment agreements and a $75,000 increase in board of director costs and contract services. The increases in payroll and payroll overhead costs and contract services, in both periods, were related to increases in headcount and increases in administrative services provided by our subsidiary Q-DOT. The increases in accounting and legal expenses, in both periods, were related to increased activity related to agreements with personnel and increased securities work. The $645,000 in expenses was related to costs associated with the terms of the employment agreement for our current Chief Executive Officer and the costs associated with the separation agreement entered into with our previous Chief Executive Officer, which were discussed in the second quarter.

Marketing

     Total marketing expenses were $321,000 and $1,165,000 for the three and nine months ended September 30, 2005, respectively, as compared to $359,000 and $1,161,000, respectively, for the same periods in 2004.

     The decrease for the three-month period was primarily due to decreases in advertising expenses, printing expenses and other miscellaneous expenses.

                               SIMTEK CORPORATION



Expenses for the nine-month periods were essentially the same. Management expects marketing expenses to increase over the next several quarters, as the Company expands its efforts to identify new markets and customers for its current and future products.

Loss from Continuing Operations

     We recorded a net loss, from continuing operations, of approximately $1,718,000 and $5,640,000 for the three and nine months ended September 30, 2005, respectively, as compared to $1,513,000 and $3,424,000 for the three and nine months ended September 30, 2004, respectively. The increase in net loss for the three-month period was due primarily to increased operating expenses previously discussed. The increase in net loss for the nine-month period was due primarily to lower revenues, decreased gross margins and increases in operating expenses, discussed previously.

Liquidity and Capital Resources

     As of September 30, 2005, we had a net working capital of $4,577,071, including restricted cash of $2,845,000, as compared to a net working capital of $2,114,099 as of September 30, 2004.

     On August 30, 2005, we, along with our wholly-owned subsidiary, Q-DOT, entered into an Asset Purchase Agreement with Hittite and a wholly-owned subsidiary of Hittite, HMC Acquisition, whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,689,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations.

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

Short-term liquidity
--------------------

     Our unrestricted cash balance at September 30, 2005 was $2,303,000.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and to control our operating expenses. Through December 31, 2005, we expect to spend approximately $2,000,000 for operating expenses assuming some revenue growth. We expect to meet our

                               SIMTEK CORPORATION


capital needs from sales revenues; and, to the extent we do not have sufficient revenues, from our existing cash reserves. In addition, we believe that we may need additional capital in the latter part of the year or in early 2006, to fund anticipated revenue growth.

Long-term liquidity
-------------------

     We believe that we will achieve a cash breakeven point in mid 2006, as projected revenues increase and production costs for both our legacy and 25 micron nonvolatile semiconductor memory products decrease. However, in order to fund significant organic growth as well as take advantage of other potential strategic opportunities in the future, we may require additional capital resources. We have engaged the services of C.E. Unterberg, Towbin, LLC to assist us in evaluating our operating and strategic capital needs as well as possible alternatives. As of this date, there has been no commitment to any investment transaction.

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

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits

         10.1 Waiver Letter agreement, dated June 28, 2005, by and between the Company, Q-DOT, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 5,
                    2005)

         10.2 Asset Purchase Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005)

         10.3 Escrow Agreement, dated August 30, 2005, by and among the Company, Q-DOT, Inc., Hittite Microwave Corporation,
                    HMC Acquisition Corporation, and U.S. Bank, National Association (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005)

         10.4 Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005)

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

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

                                  SIMTEK CORPORATION
                                  (Registrant)



November 11, 2005                 By: /s/ HAROLD BLOMQUIST
                                     ------------------------------
                                     HAROLD BLOMQUIST
                                     Chief Executive Officer, President




November 11, 2005                 By: /s/ BRIAN ALLEMAN
                                     -----------------------------
                                     BRIAN ALLEMAN
                                     Chief Financial Officer