Form 10-K
period 2005-12-31
SIMTEK CORP
filed 2006-04-07
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        -------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

      Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12 (g) of the Exchange Act:

                 Common Stock $.01 Par Value OTC Bulletin Board
                                (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act.
Yes      No  X
    ---     ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes      No  X
                                                        ---     ---

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes X    No
                         ---     ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer      Accelerated Filer      Non-accelerated filer X
                           ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)     Yes     No  X
                                        ---     ---

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, based upon the closing price of the common stock as reported by the OTC Electronic Bulletin Board on such date was approximately $20,229,000. The total number of shares of Common Stock issued and outstanding as of March 31, 2006 was 146,920,823.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2006 annual meeting of shareholders.

                                TABLE OF CONTENTS


PART I

Item 1:       Business.....................................................   4
Item 1A:      Risk Factors.................................................  17
Item 1B:      Unresolved Staff Comments....................................  25
Item 2:       Properties...................................................  25
Item 3:       Legal Proceedings............................................  25
Item 4:       Submission of Matters to a Vote of Security Holders..........  25

PART II
Item 5:       Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchase of Equity
                Securities.................................................  27
Item 6:       Selected Financial Data......................................  29
Item 7:       Management's Discussion and Analysis of Financial
                Condition and Results of Operation.........................  30
Item 7A:      Quantitative and Qualitative Disclosures About Market Risk...  46
Item 8:       Financial Statements and Supplementary Data................... 47
Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  71
Item 9A:      Controls and Procedures......................................  71
Item 9B:      Other Information............................................  71

PART III

Item 10:      Directors and Executive Officers of the Registrant...........  72
Item 11:      Executive Compensation.......................................  72
Item 12:      Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters.................. 72
Item 13:      Certain Relationships and Related Transactions................ 72
Item 14:      Principal Accountant Fees and Services........................ 72

PART IV

Item 15:      Exhibits and Financial Statement Schedules.................... 73
              Signatures.................................................... 76

     This annual report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussion containing such forward-looking statements may be found in the material set forth below and under "Business," as well as within the annual report generally. In addition, when used in this annual report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties, including, but not limited to, those factors discussed under "Risk Factors" under Item 1A below. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs, our ability to access capital markets, wafer supplies and pricing, among other factors. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                                     PART I

Item 1: Business
----------------

General

     Simtek Corporation ("Simtek" or the "Company") provides integrated circuits to the electronics market for use in a variety of systems, such as data storage systems, computers, copiers, factory controllers, electric meters and military systems. We design, market and sell our products. We subcontract the majority of our manufacturing requirements. We have designed and developed nonvolatile static random access memory or "nvSRAM" products since we began business operations in May 1987 as a Colorado corporation. We have concentrated on the design and development of the 16, 64, 256-kilobit and 1-megabit nvSRAM product families and technologies, distribution channels, and sources of supply, including production at subcontractors. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. Megabits are also a measure of the amount of data that can be stored; there are 1,000 kilobits in one megabit. During 2000, we added the capability to design, develop and produce programmed semiconductor logic products. However, during 2003, due to adverse market conditions, we decided to no longer offer our programmed semiconductor logic products after December 31, 2003.

     On December 30, 2005, we acquired from Zentrum Mikroelektronik Dresden AG ("ZMD") certain assets related to ZMD's nvSRAM product line (the "ZMD Asset Acquisition"). On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, we entered into a number of agreements including a License Agreement (the "New License Agreement") with ZMD. Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to us and we licensed to ZMD the right to use our silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD's non-competing mixed signal and analog Application Specific Integrated Circuit (ASIC), System on Chip (SoC) and Application Specific Standard Product (ASSP) products. The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited. No fees or payments are due to either party under the New License Agreement. The New License Agreement shall remain in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days' written notice.

     On the same date, we executed a Non-Competition and Non-Solicitation Agreement with ZMD whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of our products and from hiring our employees in certain situations. The parties also executed a Registration Rights Agreement whereby we agreed to register under the Securities Act of 1933, as amended (the "Securities Act"), for resale, subject to certain limitations, the shares issued to ZMD pursuant to the ZMD Asset Acquisition. We have been party to various product license arrangements and cooperation agreements for over the last 11 years with ZMD. The new agreements replace all previous agreements.

     In January 2006, we formed Simtek GMBH in Dresden Germany, as our wholly-owned subsidiary. As of March 31, 2006, Simtek GMBH had 9 employees, including 4 engineers, a sales manager, a customer service person, and 3 administrative employees. This new subsidiary will be our new sales and marketing center for European customers. The engineers in Dresden will work as an integral part of our company-wide design and support engineering team.

     In May of 2005, we entered into a Production and Development Agreement with Cypress Semiconductor Corporation ("Cypress") to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Cypress' advanced 0.13-micron complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM products, for stand alone and embedded products. During 2005, our research and development team along with Cypress' research and development team worked aggressively on the co-development program.

     In 2005 we determined that Q-DOT, our wholly owned subsidiary that specialized in advanced technology research and development for data acquisition, signal processing, imaging and data communications, no longer fit with our core non-volatile memory business. We had acquired Q-DOT in March 2001 in an effort to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "silicon germanium" process technology. On August 30, 2005, we along with Q-DOT, entered into an Asset Purchase Agreement with Hittite Microwave Corporation ("Hittite") and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation ("HMC Acquisition"), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,687,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations.

     As of December 31, 2005, our backlog for released purchase orders was approximately $2,559,000, all of which is expected to ship by June 30, 2006. Comparatively, our backlog for released purchase orders was approximately $1,971,000 as of December 31, 2004. Orders are generally cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and, therefore, are not necessarily a measure of future product revenue.

     We are in production of our family of memory products. During 2004, we transferred the production of our 0.8-micron family of nvSRAM products from Chartered Semiconductor Manufacturing Plc. of Singapore, or ("Chartered"), facility #1 to Chartered's facility #2. We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered's facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005. We refer to these products as our legacy products. During 2003, we designed and began sampling our 1-megabit nvSRAM product for sale into commercial and industrial markets. In September 2005, we qualified our 1-megabit nvSRAM products built on 0.25-micron silicon wafers we receive from DongbuAnam Semiconductor or "DongbuAnam". We have expanded our product family of nvSRAM products built on silicon wafers received from DongbuAnam to include a 1-megabit nvSRAM with real time clock, a 256-kilobit nvSRAM and a 256-kilobit nvSRAM with real time clock. We anticipate qualification of these three products to occur in the second quarter of 2006. We refer to the product family built on silicon wafers we receive from DonguAnam as 0.25-micron products. Our nvSRAM products are physically smaller and require less maintenance than static random access memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than static random access memory devices that achieve nonvolatility by being combined with additional chips.

     We reduce our capital requirements by subcontracting the majority of the manufacturing process to third parties. Chartered began providing silicon wafers, produced from its facility #1, for our nvSRAM memory products in September 1993 and continues to provide wafers based on our product technology from its facility #2. We began receiving our memory wafers manufactured in Chartered's Facility #2 in late second quarter of 2004 and through the third quarter of 2004. However, with this process being transferred to an alternative manufacturing facility, we saw lower than average production yields during 2004, which in turn lowered our gross margins. During 2005, our average production yields returned to or above historic levels.

     We entered into a Process Transfer Agreement with X-FAB Texas, Inc., of Texas, or X-FAB, to install our silicon-nitride-oxide-semiconductor technology into its wafer fabrication facility to provide an additional manufacturing source to material supplied by Chartered. Due to a lack of Simtek and X-FAB resources required to install our nonvolatile semiconductor memory process into X-FAB and the marginal anticipated return-on-investment, we canceled the project with X-FAB in August 2004.

     United Microelectronics and Chartered provided silicon wafers for our programmed semiconductor logic products based on 0.5-micron and 0.35-micron process technology, respectively. In February 2003, we received notification from United Microelectronics that it was unable to supply us with logic wafers after August 2003. We supported customers with 0.5-micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their lifetime requirements for these products with deliveries at the end of 2003. These products have been discontinued and are no longer offered to customers.

     Amkor Technology, located in the Philippines, provides assembly services and Integra Technologies Advanced Semiconductor Engineering Inc., located in Kansas, provides final test services, for our nvSRAM products. In 2006, we plan to move the final testing of our high volume products to more cost effective local sub-contract manufacturing partners located in Asia.

     During 2005, all of the wafers used to produce our 0.8-micron nvSRAM's were purchased from Chartered. Sales of these products accounted for approximately 86% of our revenue for 2005. Wafers were purchased from DongbuAnam in 2005 to support our 0.25-micron products. Sales of these products accounted for approximately 13% of our revenue for 2005. The remaining sales for the year were from miscellaneous products.

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

     o    low power consumption;

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

       Volatile                             Nonvolatile                           Combinations
       --------                             -----------                           ------------
Static Random Access Memories       Electrically Erasable Programmable     Nonvolatile Static Random Access
(SRAM)                              Read Only Memory (EEPROM)              Memory (nvSRAM)
Dynamic Random Access Memory        Flash Memory (FLASH)                   Nonvolatile Random Access Memory
(DRAM)                                                                     (nvRAM)
                                    Erasable Programmable Read Only        Static Random Access Memory plus
                                    Memory (EEPROM)                        lithium battery (BatRAM)
                                    Programmable Read Only Memory
                                    Read Only Memory (PROM or ROM)

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

     Combinations. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using static random access memories in combination with Erasable Programmable Read Only Memory and Electrically Erasable Programmable Read Only Memory chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with static random access memory. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the static random access memory to the Electrically Erasable Programmable Read Only Memory; an excessive time at power loss. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines a static random access memory with lithium batteries in a single package, which is called battery-backed SRAM.

     Nonvolatile random access memories combine volatile and nonvolatile memory cells on a single chip and do not require a battery. We believe our nvSRAM products represent a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. We combine a static random access memory cell with an Electrically Erasable Programmable Read Only Memory cell to create a small nvSRAM cell. Our unique and patented memory cell design enables the nvSRAM product to be produced at densities higher than existing nonvolatile random access memories and at a lower cost per bit. In addition to high density and nonvolatility, the nvSRAM product has fast data access and program speeds and the static random access memory portion of the memory can be modified an unlimited number of times without wearing out.

     We use an advanced implementation of SONOS technology. SONOS technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate. Silicon-nitride-oxide-semiconductor technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data. Oxide rupture has been a major cause of failures in Flash and Electrically Erasable Programmable Read Only Memories using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators. To protect against these failures, many floating gate Electrically Erasable Programmable Read Only Memories have required error correction circuitry and redundant memory cells. This increases product cost by requiring more silicon area. Error correction and redundancy are not required for our products to protect against tunnel oxide rupture. In addition, our product designs incorporate a special test feature that can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride. Our latest 0.25-micron technology adds an additional oxide layer, forming a silicon-oxide-nitride-oxide-semiconductor stack, to support finer geometry electrical performance.

     The silicon-nitride-oxide-semiconductor technology coupled with our patented nvSRAM cell allows high performance nvSRAM's to be manufactured using complementary metal oxide semiconductor technology. The Silicon-nitride-oxide-semiconductor technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

     Our Memory Products

     Nonvolatile Static Random Access Memories ("nvSRAM"). Our nvSRAM product family consists of nonvolatile memories that combine fast static random access memory and nonvolatile elements within each memory cell on a single chip of silicon. The static random access memory portion of the nvSRAM product is operated in the same manner as most standard static random access memory products. The static random access memory can be written to and read from an unlimited number of times. The nonvolatile elements can be programmed, depending upon device type, by user control or automatically by transferring the static random access memory contents into the nonvolatile element memory. The data stored in the nonvolatile elements can be transferred back into the static random access memory by user control or the data can be transferred automatically.

     Our nvSRAM products have fast data access speeds of 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast static random access memory and, we believe, meet the requirements of much of the fast static random access memory market. The high-speed characteristics of our nvSRAM products allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Freescale. Our nvSRAM products can be used to replace static random access memories with lithium batteries and multiple chip solutions such as static random access memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nvSRAM products to meet the design and performance requirements of many different types of systems.

     Our newest nvSRAM architecture, currently implemented in our 0.25-micron product family, adds an eight-bit micro-controller, approximately 20,000 gates of metal-programmable logic and programmable input-output devices. We refer to this architecture as Value-Added-Memory . It is designed to allow variations of the base-line 1-megabit nvSRAM design to be quickly developed for emerging market applications.

     We finalized commercial and industrial qualification of two versions of our initial 64-kilobit nvSRAM product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nvSRAM's in May 1992. We began sales into the commercial market of our initial 16-kilobit nvSRAM product family in 1992. We completed the development and product qualification of the 64-kilobit AutoStoreTM nvSRAM in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the static random access memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256-kilobit nvSRAM occurred in 1997 and military qualification of our 256-kilobit nvSRAM was completed in the second quarter of 1998. In 2002, we qualified our 3-volt 256-kilobit nvSRAM for use in commercial and industrial applications. During 2003, we designed and began sampling our 1-megabit nvSRAM product for sale into commercial and industrial markets. Qualification of our 1-megabit nvSRAM product occurred in September 2005. We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered's facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005.

Product Warranties

     We presently provide a one-year limited warranty on our products.

Research and Development

     Our research and development activities are centered on developing new nvSRAM products. We also continually work to improve yields and reduce costs on all of our qualified products. In order to reduce costs, since late 1997 we have used outside experts for testing our products. In addition, we have a test floor which is used for evaluation of our technologies, product designs and product quality.

     In October 2001, we entered into an agreement with what is now DongbuAnam Semiconductors to develop a semiconductor process module that combines our nonvolatile technology with DongbuAnam's advanced 0.25-micron complementary metal-oxide semiconductor, or CMOS, fabrication line. CMOS is the semiconductor technology used in the transistors that are manufactured for most of today's computer microchips. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM's, for stand alone and embedded products. During 2002 and 2003, our research and development team along with DongbuAnam's research and development team worked on the co-development program. Our 1-megabit 3-volt nvSRAM was the primary development vehicle. In August 2003, we received the first complete processed silicon from this development, which yielded working samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product. We began shipping samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product in September 2003. In September 2005, we completed the full qualification of our 1-megabit 3-volt nonvolatile semiconductor memory product for use in the commercial and industrial market.

     In May of 2005, we entered into a Production and Development Agreement with Cypress to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Cypress' advanced 0.13-micron digital complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM's, for stand alone and embedded products. During 2005, our research and development team along with Cypress' research and development team worked on the co-development program.

     Our research and development expenditures for the years ended December 31, 2005, 2004 and 2003 were $6,369,109, $4,942,391 and $3,987,054, respectively. We expect to continue expenditures on research and development, as we expand our products to include 4 megabit and greater memory densities.

Manufacturing and Quality Control

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.

     Since 1993, Chartered has provided us with silicon wafers for our legacy products.

     DongbuAnam provides silicon wafers for our 0.25-micron process to support our 1-megabit product family.

     Device packaging of our nvSRAM products continues at the Amkor facilities in the Philippines and Advanced Semiconductor Eng. Inc., in Taiwan. Final test for our nvSRAM products continues with Integra Technologies, formerly Amkor Test Services, in Wichita, Kansas, although as previously stated, we plan to move this function to more cost effective locations in Asia in 2006.

      Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     We maintained our certification to the ISO9001:2000 Quality Management System for our internal operations in Colorado Springs through 2005 through successful maintenance audits. Our major subcontractors also support ISO-14001 Environmental Control certifications. We continue to support our Mil-Prf-38535 Appendix A quality system in support of our SMD and military grade products.

     Our quality and reliability programs were audited by several major commercial customers and also by Defense Supply Center Columbus or "DSCC" during 2005 as part of routine supplier certification procedures. All such audits were completed satisfactorily. We have established a RoHS compliance program and are able to offer fully compliant versions of our products meeting our customers' deadline of July 1, 2006. We plan to continue to offer both complaint and non-compliant plating types until demand for the tin/lead plating falls significantly. RoHS stands for Reduction of Hazardous Substances, which principally requires the elimination of lead used in products.

Markets

     Our memory products are targeted at fast nvSRAM markets, static random access memory plus Electrically Erasable Programmable Read Only Memory markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our products are typically used to store critical data when power is removed from the system. Often this data must be captured very quickly and we believe that the fast write time of our nvSRAM products is a significant benefit over nonvolatile memory alternatives. Our products are used in systems that are "write intensive" such as data collection, event recording and others where we believe that the unlimited write endurance of our nvSRAM is superior to alternative nonvolatile memory solutions.

     We expect to see increasing revenue due to three major factors. The revenue contribution of 1-megabit nvSRAM products is increasing as Simtek enters 2006. Overall corporate average selling prices are expected to increase, as customers migrate from lower density products to higher priced, higher density 1-megabit nvSRAMs. Finally, we are seeing increased volume of our legacy products, as targeted end applications continue to experience additional nvSRAM product adoption and end market growth.

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

     Our 1-megabit nvSRAM is opening new applications into which our products are being designed. These include designs into an entirely new generation of integrated Redundant Array of Independent Disks or "RAID" controllers, power metering, airborne communications, and data communications.

     We believe that for 2006, our marketing and sales focus will be to better penetrate new markets for Simtek such as external RAID arrays and mass storage subsystems, while further penetrating emerging data communications and new automotive applications.

Sales and Distribution

     Our strategy is to generate sales through the use of independent sales representative agencies and distributors supported by Simtek sales and technical personnel. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have four sales and marketing offices. They are located in Colorado, Georgia and California for the North American and Asian markets, and in Dresden Germany for the European market. We have engaged approximately 20 sales independent representative organizations and approximately 30 distributor organizations with sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market for our products with our full line of products.

     Independent sales representatives typically sell a limited number of non-competing products to semiconductor users in particular assigned geographic territories. Distributors inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are generally complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from us and the distributor earning a markup on the sale of products. We supply sales support and materials to the sales representatives and distributors.

     For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our independent sales representative agencies. Marketing decisions are also based on forecasts and inputs from our current and prospective customers. We prepare brochures, data sheets, application notes, product collateral and product advertising with our internal marketing resources and contracted outside services. Much of this information can be found on the Simtek website at www.simtek.com.

Customers and Backlog

     We have shipped qualified nvSRAM products to customers directly and through distributors since our initial commercial product qualification in September 1991. The majority of our sales are to Fortune 500 companies. Sales by geographic area for the years ended December 31, 2005, 2004, and 2003 were as follows (as a percentage of sales):

                                         2005             2004             2003
                                         ----             ----             ----

     United States                        26%              29%               37%
     Europe                               18%              11%               12%
     Far East:
         China                             5%               0%                0%
         Japan                            11%              12%               20%
         Singapore                        15%              11%               20%
         Taiwan                           11%              17%                3%
         Thailand                          2%               6%                0%
         Far East Other                    2%               2%                3%
     Other                                10%              12%                5%
     Total                               100%             100%              100%


     As of December 31, 2005, we had a backlog of unshipped customer orders of approximately $2,559,000, which we expect to ship by June 30, 2006. Comparatively, our backlog for unshipped customer orders was approximately $1,971,000 as of December 31, 2004. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

Competition

     Our products compete on the basis of several factors, including data access speeds, programming speeds, density, data retention, reliability, programming endurance, space savings, manufacturability, ease of use and price.

     Simtek's products fall into a memory category commonly referred to as nvRAM (nonvolatile Random Access Memory). nvRAM products that compete with our family of nvSRAM products fall into two categories.

     The first category of products that compete with our nvSRAM products is products that combine static random access memories, power management devices with lithium batteries in specially adapted packages. These products generally are slower in access speeds than our nvSRAM products due in part to limitations caused by the life of the lithium battery when coupled with a faster static random access memory. Our nvSRAM products are offered in standard, smaller, less expensive packages, and do not have the limitation on lifetime imposed on the static random access memory/battery solutions by the lithium battery. Our nvSRAM products eliminate common problems associated with batteries such as corrosion, premature wear-out, shelf-life maintenance, inventory management and leaded content. Our nvSRAM's can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries. However, lithium battery-backed static random access memory products are available in densities of 16-megabit and greater per package. Companies currently supplying products with lithium batteries include Maxim, ST Microelectronics and Texas Instruments.

     The second category consists of ferroelectric random access memory or commonly referred to as FRAM. FRAM memories use a capacitor with a ferroelectric dielectric as a storage element and a specialized transistor as a selection element. The use of ferroelectric materials for nvRAM has been researched for more than three decades but only few companies have been able to commercialized the technology. The major reason appears to be the very challenging manufacturing process. Typically capacities of FRAM are small. FRAM is considered a solution in applications that require low densities and low power where it has a competitive advantage over our nvSRAMs. FRAM's major disadvantage is limited memory endurance due to the destructive nature of the read out cycle. The major sources for FRAM stand alone memory components are Ramtron, OKI and Fujitsu. While other companies such as TI have licensed the FRAM technology from Ramtron, it is expected that TI will embed the FRAM memory into a more complex ASSP.

Based on market research data from Web Feet Research, we estimate the Simtek nvSRAM market share to be approximately 7% of the total nvRAM market. However, with increasing revenues, this market share is expected to increase in 2006.

      We are aware of other semiconductor technologies for nonvolatile memory products. Each of these requires a newly developed process technology, which has processing risk, but may deliver performance characteristics superior to our technology if perfected. Each of these processes integrates materials into the silicon processing steps that are not commonly used for semiconductor memory products today. If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products. Freescale is believed to be developing such magnetic film products.

Patents and Intellectual Property

     We undertake to protect our product designs and technologies under the relevant intellectual property laws as well as by utilizing internal disclosure safeguards. Under our licensing programs, we exercise control over the use of our protected intellectual property and have not permitted our licensees to sublicense our nvSRAM products or technology.

     It is common in the semiconductor industry for companies to obtain copyright, trademark, trade secret and patent protection of their intellectual property. We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect to enter into patent license and cross-license agreements with other companies. We have been issued 17 patents in the United States on our nvSRAM cell and other circuit designs. These patents relate to circuit implementations used to design our products. The use of these patents allows us to design circuits with lower power consumption and faster store timing than would be possible otherwise giving us a competitive advantage over other technologies. These patents have terms that expire from 2006 to 2018. We have also taken steps to obtain European patents in the large European countries, including Germany, France, the United Kingdom and Sweden on the nonvolatile memory patents that would have potential value in international markets. We have four applications that have been allowed and intend to prepare patent applications on additional circuit designs we have developed. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

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

Employees

     As of the date of this Form 10-K, we had 52 full-time employees.

Item 1A. Risk Factors
---------------------

LIMITED OPERATING CAPITAL AND ABILITY TO RAISE ADDITIONAL MONEY MAY HARM OUR ABILITY TO DEVELOP AND MARKET PRODUCTS

     We require significant capital for product development, subcontracted production, and marketing. We have funded these needs from the sale of products, the sale of product and technology licenses, from royalties, as well as from the sale of our convertible debt and equity securities.

     We have not seen any significant increase in product sales in the past year and gross margins are less than anticipated. Our cash requirements have been difficult to meet. We cannot guarantee that we will be able to achieve an increase in product sales and gross margins. We may need more capital in the future to develop new products. We are not sure that we will be able to raise more capital on reasonable terms, if at all. If we cannot, then we may not be able to develop and market new products. The development, subcontracted production and marketing of existing products may also suffer, causing our financial position and stock price to deteriorate.

WE MAY EXPERIENCE OPERATING LOSSES IN THE NEXT SEVERAL YEARS

     We began business in 1987. Through December 31, 2005, we had accumulated losses of approximately $46.0 million. We realized net income for the first time for the year ended December 31, 1997 and continued to realize net income through June 30, 2000. Subsequent to June 30, 2000 and through December 31, 2005, we realized net losses primarily as a result of accounting charges, from the purchase of incomplete research and development in September 2000, decreased revenue, decreased gross margins, increased competitive pressures and increased research and development costs related to new product development. We may continue to experience net operating losses in the future. Continuing net operating losses could materially harm our results of operations, increase our need for additional capital in the future, and hurt our stock price.

WE MIGHT NOT BE ABLE TO RE-GAIN COMPLIANCE WITH CERTAIN COVENANTS SET FORTH IN OUR LOAN AGREEMENT WITH THE RENN CAPITAL GROUP; IF WE ARE UNABLE TO DO SO, THE RENN CAPITAL GROUP COULD ACCELERATE THE $3 MILLION LOAN AND FORECLOSE ON THE COLLATERAL THAT WE GRANTED TO IT

     Our loan agreement with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC, or the RENN Capital Group, formerly Renaissance Capital Group, Inc., contains various financial covenants. As of December 31, 2005, we were not in compliance with two of the covenants set forth in the loan agreement, which covenants relate to the interest coverage ratio and debt to equity ratio. On March 21, 2006, we received a waiver for the two covenants through January 1, 2007. However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to a current liability. If the note becomes due and we cannot pay it, RENN Capital Group may foreclose on the assets that we pledged as security for the note. This would significantly harm our business.

WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE ASSETS ACQUIRED FROM ZMD ON DECEMBER 30, 2005

     On December 30, 2005, we closed our acquisition from ZMD of certain intellectual property and assets related to ZMD's nvSRAM product line. We may be unable to integrate successfully into our operations the assets acquired from ZMD, including:

     o by a failure to gain customer agreement to purchase products from us or to qualify our designs or processes;

     o by a failure to coordinate international operations, relationships and facilities, which may be subject to additional constraints imposed by geographic distance, local laws and regulations; and

     o by a failure to implement and maintain uniform standards, internal controls, business processes, procedures, policies and information systems.

     Our failure to meet any of these challenges could cause us to fail to realize any accretive benefits of the acquisition of the assets from ZMD and could seriously harm our results of operations.

WE MAY BE UNABLE TO RETAIN AN EFFECTIVE FOCUS IN OUR INDUSTRY OR RETAIN CUSTOMERS FOLLOWING THE ACQUISITION OF ASSETS FROM ZMD

     The challenges to us as a result of the acquisition of certain intellectual property and assets from ZMD on December 30, 2005 include:

     o communicating a strategic vision to the market regarding us and executing on that strategic vision;

     o implementing sales and marketing efforts to effectively communicate to customers our capabilities;

     o overcoming possible concerns of certain customers about not having two sources of supply for the products they previously purchased from both ZMD and us;

     o gaining acceptance from former ZMD customers for our designs, products or processes; and

     o overcoming any perceived adverse changes in business focus, including demonstrating to customers that the acquisition of certain assets from ZMD will not result in an adverse change in customer service standards or business focus and helping customers conduct business easily with us going forward.

     The failure to meet any of these challenges could seriously hinder our plans for product development as well as business and market expansion following the acquisition of certain intellectual property and assets from ZMD.

IF WE CANNOT RECEIVE SILICON WAFERS WE REQUIRE TO MANUFACTURE OUR PRODUCTS FROM OUR SILICON WAFER MANUFACTURERS AT THE VOLUMES OR THE PRICES WE REQUIRE, OUR REVENUES, EARNINGS AND STOCK PRICE COULD SUFFER

     We currently purchase the silicon wafers we require to build our non-volatile memory products from three vendors, Chartered Semiconductor Manufacturing Plc. of Singapore, DongbuAnam Semiconductors in Korea and ZFoundry in Germany. Due to the volatility of the semiconductor market, we have limited control over the pricing and availability of the wafers we require in order to build our products. The risk of not receiving the products and pricing we need to achieve our revenue objectives has escalated. If we are unable to obtain the products and pricing we need from these vendors, our business could suffer.

THE UNCERTAINTY INVOLVED IN MANUFACTURING SEMICONDUCTORS MAY INCREASE THE COSTS AND DECREASE THE PRODUCTION OF OUR PRODUCTS

     In order for us to become profitable, we must drive our manufacturing costs down and secure the production of sufficient product. Semiconductor manufacturing depends on many factors that are complex and beyond our control and often beyond the control of our subcontractors. These factors include contaminants in the manufacturing environment, impurities in the raw materials used and equipment malfunctions. Under our arrangements with our subcontractors, our subcontractors pass on to us substantially all of their costs that are unique to the manufacture of our products. Accordingly, these factors could increase the cost of manufacturing our products and decrease our profits. These factors could also reduce the number of semiconductor memories that our subcontractors are able to make in a production run. If our subcontractors produce fewer of our products, our revenues may decline.

DELAYS IN MANUFACTURING MAY NEGATIVELY IMPACT OUR REVENUE AND NET INCOME

     It takes approximately three months for our subcontractors to manufacture our semiconductor memories. Any delays in receiving silicon wafers or completed products from our subcontractors will delay our ability to deliver our products to customers. This would delay sales revenue and could cause our customers to cancel existing orders or not place future orders. These delays could occur at any time and would affect our net income.

WE DEPEND ON INDEPENDENT SALES REPRESENTATIVES AND DISTRIBUTORS TO SELL OUR PRODUCTS AND THE TERMINATION OF ANY OF THESE RELATIONSHIPS MAY HARM OUR REVENUE

     We use independent sales representatives and distributors to sell the majority of our products. The agreements with these sales representatives and distributors can be terminated without cause by either party with 30 to 90 days written notice. If one or more of our sales representatives or distributors terminates our relationship, we may not be able to find replacement sales representatives and distributors on acceptable terms or at all. This could affect our profitability. In addition, during 2005, 2004 and 2003 approximately 51%, 50% and 42% of our product sales were to four distributors. We cannot be certain that we will be able to maintain our relationship with these distributors.

DELAYS IN OR FAILURE OF PRODUCT QUALIFICATION MAY HARM OUR BUSINESS

     Prior to selling a product, we must establish that it meets expected performance and reliability standards. As part of this testing process, known as product qualification, we subject representative samples of products to a variety of tests to ensure that performance in accordance with commercial, industrial and military specifications, as applicable. If we are unable to successfully accomplish product qualification for our future products, we will be unable to sell these future products. Even with successful initial product qualifications, we cannot be assured that we will be able to maintain product qualification or achieve sufficient sales to meet our operating requirements.

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS

     The semiconductor industry is characterized by rapid changes in technology and product obsolescence. Our success in the semiconductor industry depends in part upon our ability to expand our existing product families and to develop and market new products. The technology we currently use may be made obsolete by other competing or newly developed memory or other technologies. The development of new semiconductor designs and technologies typically requires substantial costs for research and development. Even if we are able to develop new products, the success of each new product depends on several factors including whether we selected the proper product and our ability to introduce it at the right time, whether the product is able to achieve acceptable production yields and whether the market accepts the new product. We cannot guarantee that we will be successful in developing new products or whether any products that we do develop will satisfy the above factors. In September 2003, we began shipping samples of our 1 megabit 3 volt nonvolatile semiconductor memory product. While we achieved production qualification on this product in September 2005, we cannot assure you that we will not discover technical problems or manufacturing concerns with this new product, that demand will continue to develop for the new product or that we will be able to continue to sell this new product at a profit.

THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY PREVENT US FROM MAINTAINING A CONSISTENT REVENUE STREAM AND MAY HARM OUR STOCK PRICE

     The semiconductor industry has historically experienced significant peaks and valleys in sales volumes resulting in large variations of revenues and resulting profits or losses. We do not have direct influence on the nature of the broad semiconductor market. Variations in the revenues and profits within the semiconductor industry may cause us to incur significant losses in the future. If the stock prices of many other semiconductor companies decrease, our stock price may also suffer.

IF WE FAIL TO SUCCESSFULLY IMPLEMENT PRODUCTS WITH CYPRESS SEMICONDUCTOR, OUR LIQUIDITY AND FUTURE REVENUES MAY SUFFER

     On May 5, 2005, we closed a production and development agreement with Cypress Semiconductor Corporation to jointly develop an "S8" 0.13-micron SONOS nonvolatile memory production process. The production and development agreement also calls for Cypress to produce one or more Simtek products, as designated by Simtek, using the S8 process. We cannot assure you that we will be able to successfully develop and bring to qualified volume production products based on the S8 process or that Cypress will be able to develop embedded products contemplated to be developed using Simtek's intellectual property. If the development of the S8 process is delayed or fails, or if Cypress is unable to meet our production requirements, we might not be able to meet potential future orders planned to be received from our customers. This could significantly harm our revenue and future growth potential. We also entered into an escrow agreement pursuant to which we deposited $3 million into an escrow account in order to support and make certain payments for the S8 process and product developments. If we fail to complete the development and production agreement, we might forfeit our rights to the escrow amount. This could harm our liquidity position.

OUR AGREEMENT WITH CYPRESS SEMICONDUCTOR CORPORATION MAY CONSUME OUR LIMITED RESOURCES OF ENGINEERS AND CONSUME A SIGNIFICANT AMOUNT OF OUR WORKING CAPITAL PREVENTING US FROM COMPLETING OTHER TASKS

     Our production and development agreement with Cypress may consume a considerable amount of our engineering resources, which may limit the resources available to maintain or improve our production yields on our existing products and develop other new and derivative products. In addition to these indirect expenses related to our engineering resources, our obligations under the production and development agreement will consume a significant amount of our working capital until December 31, 2006. This may harm our business and stock price.

THE DECEMBER 30, 2005 SECURITIES PURCHASE AGREEMENT AND RELATED DOCUMENTS PROVIDE FOR CASH PENALTIES IF WE FAIL TO FOLLOW CERTAIN PROCEDURES OR MAINTAIN AN EFFECTIVE REGISTRATION RELATED TO THE SHARES PURCHASED BY SUCH INVESTORS

     The Registration Rights Agreement entered into as part of the December 30, 2005 Securities Purchase Agreement amounting to $11,000,000 contained a cash penalty provision if certain procedures are not followed or an effective Registration Statement is not maintained for the 68,750,000 shares purchased by investors. The cash penalties are 2% of the proceeds for each month that a breach occurs. We cannot assure you that we will be able to follow the required procedures or obtain or maintain such effective Registration Statement.

INTENSE COMPETITION IN THE SEMICONDUCTOR INDUSTRY MAY CAUSE US TO LOSE SALES REVENUE TO OTHER SUPPLIERS

     There is intense competition in the semiconductor industry. We experience competition from a number of domestic and foreign companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than we have. Our competitors include major corporations with worldwide silicon wafer fabrication facilities and circuit production facilities and diverse, established product lines. We also compete with companies, such as Ramtron International Corporation, attempting to obtain a share of the market for our product families. If any of our new products achieve market acceptance, other companies may sell competitive products at prices below ours. This would have an adverse effect on our operating results.

THE LOSS OF KEY EMPLOYEES COULD MATERIALLY AFFECT OUR FINANCIAL RESULTS

     Our success depends in large part on our ability to attract and retain qualified technical and management personnel. There are limited personnel trained in the semiconductor industry resulting in intense competition for these personnel. If we lose any of our key personnel, this could have a material adverse affect on our ability to conduct our business and on our financial results.

OUR PATENTS MAY NOT PROVIDE US EFFECTIVE INTELLECTUAL PROPERTY PROTECTION; THIS COULD HARM OUR BUSINESS

     We have been issued 17 U.S. patents (and assigned one other U.S. patent and three German patents) relating to specific aspects of our current products. We have also applied outside the United States for patents on our technology. We are not sure that any of the patents for which we have applied will be issued or, even if they are issued, will provide us with meaningful protection from competition. We may also not have the money required to maintain or enforce our patent rights. Notwithstanding our patents, other companies may obtain patents similar or relating to our patents.

     We seek to protect a significant portion of our intellectual property as trade secrets, rather than patents. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

IF OUR PRODUCTS AND TECHNOLOGY INFRINGE ON THIRD PARTY PATENTS, OUR PRODUCT SALES OR GROSS MARGINS MAY SUFFER

     We have not determined whether our products are free from infringement of others' patents. If patent infringement claims are asserted against us and are upheld, we will try to modify our products so that they are non-infringing. If we are unable to do so, we will have to obtain a license to sell those products or stop selling the products for which the claims are asserted. We may not be able to obtain the required licenses. Any successful infringement claim against us, our failure to obtain any required license or requirement for us to stop selling any of our products, may force us to discontinue production and shipment of these products. This may result in reduced product sales and harm our revenues.

     In 1998, we received notice of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications. The foundation claimed that some of the machines and processes used in the building of our semiconductor devices infringe on the foundation's patents. In April 1999, we reached an agreement with the foundation for us to purchase a nonexclusive license of the foundation's patents, based on our product offerings and sales forecast at that time. If our products or actual sales revenue vary significantly from the time of the agreement, we may be subject to additional payments.

     In late 2002, we received notice of possible patent infringement from a corporation that has acquired a portfolio of patents. We have reviewed the claim and believe there are no potential infringements. We have received no further notification from this corporation. While there can be no assurances, if there are any infringements, we believe we will be able to enter into a licensing agreement with such company without any material impact on us.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS MAY INCREASE OUR COSTS, LOWER OUR REVENUES AND CAUSE LOSS OF CUSTOMERS TO OUR COMPETITORS

     We purchase materials, including silicon wafers, from outside the United States. Sales to customers located outside of the United States for the years ended December 31, 2005, 2004 and 2003 were 74%, 71% and 63%, respectively. We operate using United States dollars as the functional currency. Changes in foreign currency exchange rates can reduce our revenues and increase our costs. For example, our subcontractors may increase the prices they charge us, on a per purchase order basis, for silicon wafers if the United States dollar weakens. Any large exchange rate fluctuation could affect our ability to compete with manufacturers who operate using foreign currencies. We do not try to reduce our exposure to these exchange rate risks by using hedging transactions. Although we have not had any material losses due to exchange rate fluctuations over the last three years, we cannot assure you that we will not incur significant losses in the future.

BECAUSE OUR COMMON STOCK IS LISTED ONLY ON THE OTC ELECTRONIC BULLETIN BOARD, IT WILL BE MORE DIFFICULT TO SELL OUR COMMON STOCK

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SRAM." Our common stock was listed on the NASDAQ Small-Cap Market until July 18, 1995, but, because we no longer met NASDAQ's listing requirements, our common stock transferred to the OTC Electronic Bulletin Board as mandated by NASDAQ rules. We may not be able to meet the requirements for relisting our common stock on NASDAQ or listing on any other exchange in the near future or in the longer term.

     Securities that are not listed on the NASDAQ Small-Cap Market or other exchange are subject to a Securities and Exchange Commission rule that imposes special requirements on broker-dealers who sell those securities to persons other than their established customers and accredited investors. The broker-dealer must determine that the security is suitable for the purchaser and must obtain the purchaser's written consent prior to the sale. These requirements may make it more difficult for our security holders to sell their securities and may affect our ability to raise more capital. It may also make it harder for you to sell our stock than the stock of some other companies.

IF WE ISSUE SECURITIES AT LOW PRICES IN THE FUTURE, SOME OF OUR SECURITY HOLDERS MAY BE ENTITLED TO ACQUIRE MORE OF OUR SECURITIES, WHICH MAY DILUTE AND HARM THE HOLDERS OF OUR COMMON STOCK

     We may be obligated under agreements with certain of our security holders to issue to them additional securities in exchange for little or no consideration if we sell our securities in the future at or below certain prices. The issuance of such securities could dilute and harm the holders of our common stock.

BECAUSE WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE, YOUR INVESTMENT RETURN MAY BE LIMITED

     We have never paid cash dividends on our common stock. We do not expect to pay dividends in the foreseeable future. We intend to use any earnings to finance growth. You should not expect to receive dividends on your shares of common stock.

IF OUR BOARD OF DIRECTORS AUTHORIZES THE ISSUANCE OF PREFERRED STOCK, HOLDERS OF OUR COMMON STOCK COULD BE DILUTED AND HARMED

     Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the shareholders. The issuance of preferred stock by our board of directors could dilute and harm the rights of the holders of our common stock. It could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. Given our present capital requirements, it is possible that we may need to raise capital through the sale of preferred stock in the future.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE WOULD DECLINE.

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent auditors. This requirement may apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, or based on certain qualifying 2006 standards, for the fiscal year ending December 31, 2006. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent auditors is new and we may encounter problems or delays in completing the implementation of any requested improvements or remediation and receiving an attestation of our assessment by our independent auditors. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2006 (or 2007 as required by regulations), with respect to the effectiveness of our internal control over financial reporting. The above factors creates a risk that we, or our independent auditors, will not be able to conclude at December 31, 2006 (or 2007 as required by regulations) that our internal controls over financial reporting are effective as required by the Sarbanes-Oxley Act. If we cannot assess our internal control over financial reporting as effective, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, investors could lose confidence in our reported financial information and the trading price of our stock could drop.


Item 1B: Unresolved Staff Comments
----------------------------------

None.


Item 2. Properties
------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease is scheduled to expire on February 28, 2013. In February 2006, we entered into a lease agreement for our facility in Dresden, Germany, we lease approximately 2,800 square feet. The lease is schedule to expire on February 28, 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     On October 27, 2005, we held an annual meeting of our shareholders for purposes of considering and voting upon a proposal to elect two directors to our board of directors each to serve for a three year term and considering and voting upon a proposal to ratify the selection of Hein & Associates LLP, independent auditors, as auditors of Simtek for the year ending December 31, 2005. As of the record date, September 12, 2005, we had 70,540,604 shares of common stock outstanding and the count of shares represented by proxy at the meeting was 62,165,595, a sufficient number of voting shares to constitute a quorum. Final results of the voting for each proposal is as follows:

1.   Election of Directors             For                     Withheld
     ---------------------             ---                     --------

     Harold Blomquist              60,607,733                  1,589,112
     Robert Pearson                60,837,477                  1,351,368


2.   Ratification of Selection of Auditors
     -------------------------------------

     For                          Against                      Abstain
     ---                          -------                      -------
     61,011,707                   366,492                      818,646

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

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

     Shown below are the closing high bid and the closing low offer for our common stock as reported by the OTC Electronic Bulletin Board on the last day of the quarter.

                                                           Common Stock
                                                           ------------
                                                     High Bid         Low Bid
                                                     --------         -------

     2004
First Quarter...................................       1.64             1.56
Second Quarter..................................        .72              .68
Third Quarter...................................        .62              .60
Fourth Quarter..................................        .61              .59

     2005
First Quarter...................................        .57              .56
Second Quarter..................................        .375             .335
Third Quarter...................................        .38              .34
Fourth Quarter..................................        .29              .26

     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of December 31, 2005, we had 469 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name".

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

     Harold Blomquist, our current President and Chief Executive Officer, purchased 200,000 shares of our common stock for $108,400 on May 19, 2005, and

275,000 shares of our common stock for $81,950 on November 9, 2005, in each case pursuant to Mr. Blomquist's employment agreement with us. We issued 150,000 shares of our common stock to Douglas Mitchell, our former President, Chief Executive Officer and Chief Financial Officer (acting), on June 15, 2005, and 50,000 shares of our common stock on November 25, 2005, in each case pursuant to the terms of his separation agreement with us. With respect to the issuances to Mr. Blomquist and Mr. Mitchell, we issued such securities in reliance upon Rule 506 promulgated under, and Section 4(2) of, the Securities Act, as each is or was an officer and director of Simtek, each is a sophisticated investor, each had access to material information of Simtek and there was no general solicitation.

     On June 28, 2005, we issued warrants to purchase 200,000 shares of our common stock to the RENN Capital Group in exchange for a waiver of certain provisions relating to the 7.5% convertible debentures issued to the RENN Capital Group in 2002. These warrants have 5-year terms with an exercise price of $0.50 per share. With respect to our June 28, 2005 transaction, we issued such securities in reliance upon Rule 506 promulgated under, and Section 4(2) of, the Securities Act, as the RENN Capital Group are sophisticated, accredited investors, there was no general solicitation and the RENN Capital Group had access to material information of Simtek.

     In connection with an offering of $11,000,000 of our common stock on December 30, 2005, we issued a warrant to purchase 1,062,500 shares of our common stock to C. E. Unterberg, Towbin, the investment banking firm that advised us in the December 30, 2005 offering, as partial payment for such services. This warrant has a five-year term and an exercise price of $0.28 per share. With respect to our issuance to C. E. Unterberg, Towbin, we issued such securities in reliance upon Rule 506 promulgated under, and Section 4(2) of, the Securities Act, as such holder is sophisticated, an accredited investor, there was no general solicitation and such holder had access to material information of Simtek.

     The following table sets forth information with respect to our equity compensation plans as of December 31, 2005.

                      Equity Compensation Plan Information

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                issued upon exercise of      Weighted-average exercise    equity compensation plans
                                outstanding options          price of outstanding         (excluding securities
Plan Category                   warrants and rights          options warrants and rights  reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
                                         7,969,363                      $0.62                      1,630,306
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    7,969,363                      $0.62                      1,630,306
------------------------------- ---------------------------- ---------------------------- ----------------------------

Please see Note 5, "Stock Option Plans," to our Financial Statements included herewith.

Item 6: Selected Financial Data
-------------------------------

     The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in "Item 8. Financial Statements and Supplementary Data" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

                                                  Years Ended December 31,
                                   2005         2004        2003        2002         2001
                                   ----         ----        ----        ----         ----
                                               (in thousands, except per share data)

Revenue                         $ 10,385     $ 13,092    $ 12,263     $12,422     $ 15,450
Gross margin                       2,794        3,953       3,735       4,844        4,992
Loss from continuing
     Operations                   (7,490)      (3,731)     (2,389)     (1,028)        (925)
Income (loss) from
 Discontinued operation            1,704           60         116          65         (195)
Net loss                        $ (5,785)    $ (3,670)   $ (2,273)    $  (963)      (1,120)
Loss per share from
     Continuing operations:
     Basic and diluted          $   (.11)    $   (.06)   $   (.04)   $  (.02)     $   (.02)
Income per share from
     Discontinued operations:
     Basic and diluted          $    .03     $    .00     $   .00      $  .00     $    .00
Total loss per share
     Basic and diluted          $   (.08)    $   (.06)    $  (.04)     $ (.02)    $   (.02)
Working capital                    3,591        4,122       1,610       5,473        3,489
Total assets                      18,758        7,976       7,303       7,932        6,587
Total long term debt               2,760        3,000       3,000       3,000            -
Temporary equity                   8,459            -           -           -            -
Shareholders' equity               2,860        1,989       2,523       3,253        4,230
Cash dividends per common
  Share (1)                            -            -           -           -            -

(1) We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future.

Item 7:  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
         -------------

Overview of Recent Debt and Equity Transactions

     As described in "Item 5. Market for Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities", on May 5, 2005, we closed a share purchase agreement for a $4,000,000 private placement of 6,740,816 shares of our common stock and warrants to acquire 5,055,612 shares of our common stock with Cypress Semiconductor Corporation, as well as a production and development agreement with Cypress to jointly develop an "S8" 0.13-micron SONOS nonvolatile memory production process. The production and development ag reement also calls for Cypress to produce one or more Simtek products, as designated by Simtek, using the S8 process. The warrants have a 10-year term with an exercise price of $0.7772.

     On June 28, 2005, we issued warrants to purchase 200,000 shares of our common stock to the RENN Capital Group in exchange for a waiver of certain provisions relating to the 7.5% convertible debentures issued to the RENN Capital Group in 2002. These warrants have 5-year terms with an exercise price of $0.50 per share.

     On December 30, 2005, we issued to ZMD 6,260,713 shares of our common stock as partial payment for the assets we acquired from ZMD pursuant to the Asset Purchase Agreement, dated December 7, 2005, between us and ZMD.

     On December 30, 2005, we issued, for an aggregate price of $11,000,000, the amounts of shares indicated to the following investors: Crestview Capital Master LLC (24,687,500 shares); Straus Partners, LP (781,250 shares); Straus GEPT Partners, LP (781,250 shares); Big Bend XXVII Investments, L.P. (14,375,000 shares); Toibb Investment LLC (11,875,000 shares); Michael Seedman (625,000 shares); RENN Capital Group (9,375,000 shares); and SF Capital Partners Ltd. (6,250,000 shares). In addition, on December 30, 2005, we issued a warrant to purchase 1,062,500 shares of our common stock to C. E. Unterberg, Towbin, the investment banking firm that advised us in the December 30, 2005 offering, as partial payment for such services. This warrant has a five-year term and an exercise price of $0.28 per share. We used the majority of the $11,000,000 proceeds of the December 30, 2005 offering to fund the acquisition of assets from ZMD pursuant to the Asset Purchase Agreement, dated December 7, 2005, between us and ZMD.

     In connection with the sale of $11,000,000 of our common stock on December 30, 2005, instead of lowering the conversion price of the 7.5% convertible debentures issued to the RENN Capital Group in 2002, as required by the terms of the 2002 convertible debentures, from $0.312 per share to $0.16 per share as a result of the December 30, 2005 offering at $0.16 per share, we agreed with the RENN Capital Group that the conversion price would only be lowered to $0.22 per share as a result of the December 30, 2005 offering. As a result, instead of just 9,615,384 shares issuable upon conversion of the 2002 debentures (which would be the case were the conversion price still $0.312 per share), there are currently a total of 13,636,364 shares of common stock that are issuable to the RENN Capital Group upon conversion of the debentures as a result of the reduction of the conversion price to $0.22 per share.

     Also in connection with the sale of $11,000,000 of our common stock on December 30, 2005, we agreed with Bluegrass Growth Fund LP, Bluegrass Growth Fund LTD and SF Capital Partners Ltd. that in exchange for their waiver of certain participation rights held by them in connection with the December 30, 2005 offering, the exercise price of their warrants to acquire 2,579,980 shares of our common stock would be lowered from $0.627 per share to $0.265 per share.

Results of Operations

     General. We have designed and developed nvSRAM random access products since we commenced business operations in May 1987. We have concentrated on the design and development of our nvSRAM product families and technologies, marketing, distribution channels, and sources of supply, including production at subcontractors. During 2000, we added the capability to design, develop and produce gate array integrated circuits, or our logic products but ceased supporting this product as of December 31, 2003.

     In 2003, we received notification from Chartered that they would be closing their silicon wafer fabrication facility #1 in March 2004 and that they would transfer our 0.8-micron process technology to their silicon wafer fabrication facility #2. Through late 2003 and into 2004, we began working with Chartered to transfer the production of our 16-kilobit, 64-kilobit, 5 volt 256-kilobit and 3 volt 256-kilobit product from their facility #1 to their facility #2. During the third and fourth quarters of 2004 and first quarter of 2005, we completed the transfer and qualification of these products. The transfer from Chartered's facility #1 to Chartered's facility #2 accounted for lower production yields through the first three quarters of 2004 as compared to the production yields we achieved in 2003. During the fourth quarter 2004, we began seeing production yields return to historic levels. Sales of our products manufactured from the silicon wafers we received from both of Chartered's facilities accounted for approximately 86%, 97% and 94% of our total revenue for the years ended December 31, 2005, December 31, 2004 and for December 31, 2003, respectively.

     We have also been working with DongbuAnam on the development of a module which incorporates silicon-oxide-nitride-oxide- silicon technology, that will be used to manufacture both high density silicon oxide nitride oxide silicon flash and nvSRAM's for stand alone embedded products. The primary development product is our 1-megabit 3-volt nvSRAM. In September 2003, we began shipping samples of the 1-megabit 3-volt nvSRAM. In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets. During the third quarter of 2004, we began receiving initial production orders. Sales of our 1-megabit 3-volt products accounted for approximately 13% and 3% of our total revenue for the years ended December 31, 2005 and December 31, 2004, respectively.

     As discussed previously, on December 30, 2005, we closed on the acquisition of certain assets related to ZMD's nvSRAM product line. This acquisition had no effect on the operating results for fiscal year 2005, as there were no operating activities related to those assets, until January 2006.

     Our programmed semiconductor logic products accounted for approximately 7% of our total revenue for the years ended December 31, 2003 and 0% of our revenue in 2004 or 2005. These products were discontinued in 2003.

     Review of 2005 Operations

     Total revenue for 2005 was approximately $10,385,000. We saw a decrease in unit shipments and average selling prices of our commercial and industrial products. In 2005, management focused on realigning customer inventory and ordering patterns to more closely follow end user consumption patterns. This resulted in decreased revenue in 2005. Management believes that aligning customer unit consumption and ordering trends will ultimately allow both Simtek and its customers to better forecast production and inventory requirements. Revenue and unit volumes were lowest in the second quarter 2005 and showed steady improvement in the third and fourth quarters of 2005.

     Review of 2004 Operations

     Total product revenue for 2004 was approximately $13,100,000. We saw an increase in unit shipments of our commercial products in 2004. The majority of this increase was for large production orders, with competitive bidding. Average selling prices were essentially the same in 2004 when compared to 2003. Revenues from our commercial nvSRAM products saw a total increase of approximately 8% in 2004 as compared to 2003. Revenues from our high-end industrial and military products saw an approximate increase of 58% in 2004 as compared to 2003. The increase was primarily due to completing shipments of our nonvolatile semiconductor memory products against on-going military contracts.

     Results of Operations

     Revenues

     The following table sets forth our net revenues for semiconductor devices by product markets for the years ended December 31, 2005, 2004 and 2003 (in thousands):

                                          2005           2004          2003
                                          ----           ----          ----

      Commercial                       $  8,669       $ 10,314      $  9,548
      High-end industrial and
        Military                       $  1,617       $  2,778      $  1,759
      Logic Products                   $     99       $     -       $    956

      Total Revenue                    $ 10,385       $ 13,092      $ 12,263

     Revenues for the year ended December 31, 2005 as compared to 2004

     Commercial revenues include revenue generated from our legacy products and from our 0.25 micron products. Commercial revenues decreased by $1,645,000 for the year ending December 31, 2005 as compared to the same period in 2004. The decrease was due: (i) lower average selling prices of our high volume legacy products due to competitive pricing; (ii) reduced unit volume with our key RAID customers due to competition; and, (iii) reduced unit volume due to a concerted effort to realign customer inventory and ordering patterns to more closely match actual consumption. The decrease in legacy unit shipments was partially offset by an increase in unit shipments of our 0.25 micron product family.

     High-end industrial and military product revenues accounted for a decrease of $1,161,000 for the year ending December 31, 2005 as compared to the same period in 2004. We saw an approximate 47% decrease in unit shipments and an approximate 42% decrease in average selling prices. The decreases in unit volume reflect our efforts to align customer inventory levels to their actual consumption of the products.

     The $99,000 increase in logic revenues was due to a last time buy of one our discontinued logic products, which were discontinued in 2003.

     Four distributors account for approximately 51% of our revenue for the year ended December 31, 2005 as compared to 49% for the same period in 2004. Products sold to distributors are sold without material recourse. Distributor contracts typically allow distributors to return up to 5% in value of product inventory in each six month period in exchange for a replacement order of equal value. This allows them to keep inventory current to market demand. Distributors sell our products to various end customers. If one of these distributors were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as other distributors would likely take their place.

     We expect that revenue will increase in the next several quarters, as shipments of our 0.25 micron product family ramp up. Customer acceptance of our flagship 0.25 micron products has increased significantly in 2005. In addition, we expect that sales of our high-end industrial and military products will increase as customer inventory levels and consumption demand are realigned.

     Revenues for the year ended December 31, 2004 as compared to 2003

     Commercial product revenues increased by $766,000 for the year ending December 31, 2004 as compared to the same period in 2003. The increase was due to an increase in unit volume of our commercial nonvolatile semiconductor memory products and the addition of our new 1-megabit nonvolatile semiconductor memory products.

     High-end industrial and military product revenues accounted for an increase of $1,019,000 for the year ending December 31, 2004 as compared with the same period in 2003. The increase was primarily due to completing shipments of our nonvolatile semiconductor memory products against on-going military contracts.

     Revenues from our logic products decreased by $956,000 for the year ending December 31, 2004 as compared to the same period in 2003. The decrease was due to our decision to eliminate this product line effective December 31, 2003.

     Four distributors accounted for approximately 49% of our product revenue for the year ended December 31, 2004 as compared to 42% for the year ended December 31, 2003. Products sold to distributors are sold without significant recourse.

     Cost of Sales and Gross Margins for the year ended December 31, 2005 as compared to 2004

     We recorded cost of sales of $7,591,000 and $9,140,000 for the years ended December 31, 2005 and December 31, 2004, respectively. These costs reflect an approximate 3% decrease in gross margin percentage points for the year ended December 31, 2005 as compared to the same period in 2004. Actual gross margin percentages were 27% and 30% for the years ended December 31, 2005 and 2004, respectively. The decreases in gross margin percentages for the year ended December 31, 2005 were due primarily to decreased average selling prices and lower unit volume shipments of our high-end industrial and military products, which typically carry high gross margins.

     During the year ended December 31, 2005, we purchased all of our silicon wafers to produce our 0.8 micron nvSRAM legacy products from a single supplier, Chartered, to support sales of our nonvolatile semiconductor memory legacy products. Sales of products built on these wafers accounted for approximately 86% of our revenue for the year ended December 31, 2005. We purchased silicon wafers to produce our family of 0.25 micron products, the 1-megabit and certain 256-kilobit nvSRAM products built on 0.25 micron technology from DongbuAnam. Sales of our semiconductor products built on 0.25 micron technology accounted for approximately 13% of our revenue for the year ended December 31, 2005. The remaining sales for the year were for a one-time sale of our discontinued logic products.

     We expect gross margins on both our legacy and 0.25 micron products to improve during 2006. The net yields on the silicon wafers received from Chartered during the fourth quarter of 2005 and first two months of 2006 have resulted in yields significantly better and more stable than in earlier production received during the transition from Chartered's wafer fabrication facility # 1 to Chartered's wafer fabrication facility # 2. The yields are better than the historical yields from Chartered's wafer fabrication facility #
1. In addition, in 2006, we plan to move the final testing of our higher volume products to Asia, which will result in lower costs. On the .25-micron products, we achieved full production qualification on the 1-megabit products in September 2005. Based on that qualification, we have reduced the amount of back-end testing, which reduced total unit cost. We expect that we will continue to reduce the unit costs of the .25- micron product family in 2006, as yields improve and additional testing is eliminated.

     Cost of Sales and Gross Margins for the year ended December 31, 2004 as compared to 2003

     We recorded costs of sales of $9,140,000 and $8,528,000 for the years ended December 31, 2004 and December 31, 2003, respectively. These costs reflect an equivalent gross margin percentage for the year ended December 31, 2004 as compared to the year ended December 31, 2003. Actual gross margin percentages were 30% for the year ended December 31, 2004 and 2003.

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

     Research and Development for the year ended December 31, 2005 as compared to 2004

     We believe that continued investments in new product development are required for us to remain competitive in the markets we serve. In 2005, our research and development department continued its efforts on the final development, testing and qualification of our 1-megabit 3-volt nvSRAM with DongbuAnam. In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets. Development of the smaller 256-kilobit and 256-kilobit with real time clock built on the 0.25-micron base continued in 2005. We expect to achieve full production qualification for these products in the first half of 2006.

     In addition, during the second half of 2005 we began development of our next generation nvSRAM product, in conjunction with Cypress Semiconductor, pursuant to the terms of the May 5, 2005 development agreement. This new product will be based on Cypress' .13-micron process and will include memory density of 4-megabits. We hope to provide customers with initial product samples in the fourth quarter of 2006.

     Total research and development expenses were $6,369,000 for the year ended December 31, 2005 as compared to $4,942,000 for the year ended December 31, 2004.

     The $1,427,000 increase for the year was primarily due to a one-time charge of $1,222,000 related to the final development of our 0.25-micron product. The one-time charge related to our 0.25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. We have implemented a significant new revision for the silicon wafers being produced at DongbuAnam and preliminary testing shows a significant improvement in both the initial silicon wafer probe yield as well as the final assembly and test yield. The improved yields resulted in a more cost effective product. This charge was partially offset by decreases in payroll and payroll overhead costs of $159,000, consulting services of $312,000, product development costs of $293,000 and equipment related costs of $13,000 which were in turn partially offset by increases in qualification costs of $60,000, and costs related to the joint development with Cypress of $919,000. The $159,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $312,000 decrease in consulting services was due to a decrease in engineering work performed by our wholly-owned subsidiary, Q-DOT, for the development of our data-communication products. As reported elsewhere in this Form 10-K, we sold substantially all the assets of Q-DOT in August 2005. The $293,000 decrease in product development costs was related to wind down of development activities related to the 0.25 micron product. As discussed above, the one-time charge related to our 0.25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. These issues have been resolved and yields from the revised silicon wafers are significantly better and now result in a cost effective product. In September 2005, we achieved full production qualification of the 1-megabit product family.

     Research and Development for the year ended December 31, 2004 as compared to 2003

     Total research and development expenses were $4,942,000 and $3,987,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

     The $955,000 increase for the year was related to increases in payroll and payroll related costs of $199,000, new product development costs of $732,000, equipment leases, maintenance agreements for software and depreciation of $20,000 and other expenses of $4,000. The primary increase in payroll costs is related to an increase in employee headcount. Increased headcount and contract engineering services were required in order to develop our products in time to meet production schedules for the new products. The primary increase in product development costs was due to an increase in engineering materials and services such as, silicon wafer purchases, reticles, assembly and testing of our 1-megabit products from DongbuAnam and the development of our 64-kilobit and 256-kilobit products from X-FAB and 64-kilobit and 256-kilobit products from Chartered's wafer fabrication facility #2 and an increase in costs related to the commercial development of datacomm products performed by our Q-DOT subsidiary. The increase in product development costs included a one-time write off of capital purchases, of approximately $61,000, related to the development at X-FAB that ended in August 2004. Equipment leases, maintenance agreements for software and depreciation are related primarily to software licenses and hardware required to design our new products.

     Sales and Marketing for the year ended December 31, 2005 as compared to
     2004

     Total sales and marketing expenses were $1,493,000 for the year ended December 31, 2005 as compared to $1,608,000 for the year ended December 31, 2004.

     The $115,000 decrease was primarily due to decreases in advertising of $15,000, sales commissions of $285,000 and other miscellaneous expenses of $11,000; these decreases were partially offset by an increase in payroll and overhead costs of $196,000. The $285,000 decrease in sales commission is a direct result of reduced revenue. The $196,000 increase in payroll and overhead costs was the result of personnel changes.

     Sales and Marketing for the year ended December 31, 2004 as compared to
     2003

     Total sales and marketing expenses were $1,608,000 and $1,213,000 for the year ended December 31, 2004 and December 31, 2003, respectively.

     The $395,000 increase for the year was related to an increase in payroll and payroll related costs of $240,000, advertising of $51,000, travel expenses of $36,000, sales commissions of $54,000 and other expenses of $14,000. The increase in payroll and payroll related costs and travel was a direct result of increased headcount, the increase in advertising expenses were due to increased advertising for our new 1-megabit product. The increase in sales commissions is a direct result of increased revenue.

     Administration for the year ended December 31, 2005 as compared to 2004

     Total administration expenses were $2,275,000 for the year ended December 31, 2005 as compared to $917,000 for the year ended December 31, 2004.

     The $1,358,000 increase for the year was due to increases in accounting and legal expenses of $123,000, $343,000 increase in payroll and payroll overhead costs, $713,000 in expenses related to separation and employment agreements and a $179,000 increase in board of director costs and contract services. The increases in payroll and payroll related costs and contract services were related to increases in headcount and increases in administrative services provided by our subsidiary Q-DOT. The increases in accounting and legal expenses were related to increased activity related to agreements with personnel and increased securities work. The $713,000 in expenses was related to costs associated with the terms of the employment agreement for our current Chief Executive Officer and the costs associated with the separation agreement entered into with our previous Chief Executive Officer.

     Administration for the year ended December 31, 2004 as compared to 2003

     Total administration expenses were $917,000 and $706,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

     The $211,000 increase was due primarily to increases in accounting and legal fees of $52,000, professional fees of $47,000, costs associated with our annual meeting of shareholders of $47,000, payroll and payroll related costs of $35,000, and other miscellaneous expenses including travel of $30,000. The increase in legal fees was primarily related to costs incurred in relation to our annual meeting of shareholders and increased legal fees related to our registration statements on Form SB-2 that we were required to file with the Securities and Exchange Commission. The increase in professional services was primarily due to an increase in fees paid to our Board of Directors and fees paid for financial consulting. The increase in accounting fees was due to increased audit fees related to our registration statements on Form SB-2. The increase in payroll and payroll overhead costs were primarily due to increased overhead costs.

     Total Other Income (Expense) for the year ended December 31, 2005 as compared to 2004

     The $69,000 decrease in other income (expense) for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to an increase in interest income received from our restricted investments.

     Total Other Income (Expense) for the year ended December 31, 2004 as compared to 2003

     The $2,000 decrease in total other income (expense) for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily related to a decrease in interest income which was a direct result of a decreased cash balance.

     Loss from Continuing Operations for the year ended December 31, 2005 as compared to 2004

     We recorded a loss from continuing operations of $7,490,000 for the year ended December 31, 2005 as compared to a loss from continuing operations of $3,731,000 for the year ended December 31, 2004. The increase of $3,759,000 in net loss for the year was due primarily to an increase in operating expenses and decreased revenue discussed above.

     Loss from Continuing Operations for the year ended December 31, 2004 as compared to 2003

     We recorded a loss of $3,731,000 and $2,389,000 for the years ended December 31, 2004 and December 31, 2003, respectively. The increase of $1,342,000 in the loss from continuing operations for the year was due primarily to an increase in operating expenses discussed above.

Future Results of Operations

     Our ability to be profitable will depend primarily on our ability to continue reducing manufacturing costs and increasing revenue by increasing the availability of existing products, by the introduction of new products and by expanding our customer base. We are also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers and our ability to raise additional working capital.

     On December 30, 2005, we purchased from ZMD certain assets related to ZMD's nvSRAM product line. We believe that this purchase will position us to be the number one supplier of nvSRAM products and will give us access to additional Tier 1 customers especially in Europe. Through this purchase we have regained sole ownership of our patents and technical information used by ZMD on SONOS-based standard product memory architectures previously licensed by us to ZMD and we have gained a license to other ZMD patens and technical information pertaining to SONOS-based nvSRAM. ZMD has entered into a 5-year non-compete agreement with us. In January 2006, we established a European design, customer service and support center in Dresden, Germany. We plan to use the new design team to accelerate product development and introduction of innovative new products designed for the 0.25 micron process at DongbuAnam and also targeted to the 0.13 micron process with Cypress.

     In May of 2005, we entered into a Production and Development Agreement with Cypress to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Cypress' advanced 0.13-micron digital complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM's, for stand alone and embedded products.

     As of December 31, 2005, we had a backlog of unshipped customer orders of approximately $2,559,000, all of which we expect to ship by June 30, 2006. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     We cannot assure you that the growth in demand, or demand for our products, will increase in the future. Through 2005, we were principally dependent on our legacy products for revenue, for which customer orders have declined over the past year. However, customer orders in the first quarter of 2006 have continued to increase consistent with the trend seen in the second half of 2005. We continue to explore alternatives to further reduce the cost to manufacture our existing products built on 0.8-micron and 0.25 micron technologies. We are currently reviewing additional cost reduction measures that may have the potential to improve our earnings.

     During the years ended December 31, 2005, 2004 and 2003, we purchased all of our silicon wafers to produce our legacy nvSRAM products from a single supplier, Chartered. Approximately 86%, 97% and 94% of our semiconductor device sales for 2005, 2004 and 2003, respectively, were from finished units produced from these silicon wafers. We believe that we maintain a very good relationship and that Chartered will continue to supply our wafer requirements for our legacy products. In addition, we may purchase additional 0.8-micron wafers from ZFoundry, a subsidiary of ZMD, as required to fill customer demand. DongbuAnam provides silicon wafers for our 0.25-micron products. Approximately 13% and 3% of our semiconductor product sales for the years ended December 31, 2005 and 2004 were from finished units produced from these silicon wafers.

     We intend to continue designing, developing and subcontracting the production of our memory products. We also propose to continue to sell to existing and new customers through our normal sales and marketing channels.

     Our ability to achieve profitability will depend primarily on our ability to continue reducing our manufacturing costs and increasing revenue by improving the availability of existing products, by the introduction of new products and by expanding our customer base. With the positive feedback we have received from the customers who have sampled and purchased products from our new 0.25 micron product family, we expect to continue ramping production of this product through 2006. In order to achieve these goals, we are dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.

Liquidity and Capital Resources

     As described in "Item 5. Market for Registrant's Common Stock, Related Security Holder Matters and Issuer Purchases of Equity Securities", on May 5, 2005, we closed a share purchase agreement for a $4,000,000 private placement of 6,740,816 shares of our common stock and warrants to acquire 5,055,612 shares of our common stock with Cypress Semiconductor Corporation, as well as a production and development agreement with Cypress to jointly develop an "S8" 0.13-micron SONOS nonvolatile memory production process. The production and development agreement also calls for Cypress to produce one or more Simtek products, as designated by Simtek, using the S8 process. The warrants have a 10-year term with an exercise price of $0.7772.

     On June 28, 2005, we issued warrants to purchase 200,000 shares of our common stock to the RENN Capital Group in exchange for a waiver of certain provisions relating to the 7.5% convertible debentures issued to the RENN Capital Group in 2002. These warrants have 5-year terms with an exercise price of $0.50 per share.

     On December 30, 2005, we issued to ZMD 6,260,713 shares of our common stock as partial payment for the assets we acquired from ZMD pursuant to the Asset Purchase Agreement, dated December 7, 2005, between us and ZMD.

     On December 30, 2005, we issued, for an aggregate price of $11,000,000, the amounts of shares indicated to the following investors: Crestview Capital Master LLC (24,687,500 shares); Straus Partners, LP (781,250 shares); Straus GEPT Partners, LP (781,250 shares); Big Bend XXVII Investments, L.P. (14,375,000 shares); Toibb Investment LLC (11,875,000 shares); Michael Seedman (625,000 shares); RENN Capital Group (9,375,000 shares); and SF Capital Partners Ltd. (6,250,000 shares). In addition, on December 30, 2005, we issued a warrant to purchase 1,062,500 shares of our common stock to C. E. Unterberg, Towbin, the investment banking firm that advised us in the December 30, 2005 offering, as partial payment for such services. This warrant has a five-year term and an exercise price of $0.28 per share. We used the majority of the $11,000,000 proceeds of the December 30, 2005 offering to fund the acquisition of assets from ZMD pursuant to the Asset Purchase Agreement, dated December 7, 2005, between us and ZMD.

     In connection with the sale of $11,000,000 of our common stock on December 30, 2005, instead of lowering the conversion price of the 7.5% convertible debentures issued to the RENN Capital Group in 2002, as required by the terms of the 2002 convertible debentures, from $0.312 per share to $0.16 per share as a result of the December 30, 2005 offering at $0.16 per share, we agreed with the RENN Capital Group that the conversion price would only be lowered to $0.22 per share as a result of the December 30, 2005 offering. As a result, instead of just 9,615,384 shares issuable upon conversion of the 2002 debentures (which would be the case were the conversion price still $0.312 per share), there are currently a total of 13,636,364 shares of common stock that are issuable to the RENN Capital Group upon conversion of the debentures as a result of the reduction of the conversion price to $0.22 per share.

Also in connection with the sale of $11,000,000 of our common stock on December 30, 2005, we agreed with Bluegrass Growth Fund LP, Bluegrass Growth Fund LTD and SF Capital Partners Ltd. that in exchange for their waiver of certain participation rights held by them in connection with the December 30, 2005 offering, the exercise price of their warrants to acquire 2,579,980 shares of our common stock would be lowered from $0.627 per share to $0.265 per share.

     The change in cash flows for the year ended December 31, 2005 used in operating activities by continuing operations was primarily a result of a net loss of $5,785,315, which was partially offset by $433,181 in depreciation and amortization and a gain from discontinued operations of $1,687,403. The changes in cash flow used in operating activities also reflected increases in allowance accounts, loss on disposal of assets, prepaid expenses and other, accounts payable and accrued expenses of $22,650, $129,307, $622,004, $767,512, and
$1,005,426 respectively. The increases were offset by decreases in accounts receivable of $1,011,028, inventory of $491,611 and customer deposits of $47,464. The increase of $622,004 in prepaid expenses and other was primarily due to a deposit put in place with a supplier. The $129,307 loss on disposal of assets, was primarily related to the write off of test development software. The increase of $1,005,426 in accrued expenses was primarily related to costs incurred with the December 30, 2005 stock transaction and expenses related to certain employment and separation agreements that had not been paid as of December 31, 2005. The $491,611 decrease in inventory was primarily due to timing of inventory purchases. The change in cash flows provided by investing activities by continuing operations of $1,526,233 was primarily due to the purchases of equipment required to test our nonvolatile semiconductor memory products and reticles required to produce our wafers, offset by the net proceeds of $1,868,593 received from the sale of the assets of Q-DOT. The change in cash flows provided by financing activities by continuing operations of $2,887,168 was primarily due to the equity financings, net of transaction related costs of $3,944,403 and $8,458,926 which we completed in May and December 2005, respectively. The proceeds of the equity financings were offset by the transfer of $3,200,000 to escrow accounts for the Cypress and Q-DOT transactions and the cash portion of the purchase of certain assets from ZMD of $7,685,416. Additional proceeds provided by financing activities included $190,350 received from the sale of our common stock per employment agreements and $310,501 received from the exercise of stock options by certain employees.

     The change in cash flows for the year ended December 31, 2004 used in operating activities by continuing operations was primarily a result of a net loss of $3,670,354, which was partially offset by $442,245 in depreciation and amortization. The changes in cash flow used in operating activities also reflected increases in allowance accounts, loss on disposal of assets, accounts receivable, inventory, accounts payable, and accrued expenses of $122,691, $75,110, $1,060,206, $684,955, $1,053,165, and $81,972, respectively. The increase of $1,060,206 in accounts receivable was directly related to the increase in revenue for the fourth quarter of 2004. The $684,955 increase in inventory and $1,053,165 increase in accounts payable was due to the receipt of raw materials at the end of December 2004 required to support first quarter 2005 shipments. The $75,110 loss on disposal of assets, was primarily related to writing off the capital expenditures purchased for the installation of our process at X-FAB, terminated in August 2004. The change in cash flows used in investing activities by continuing operations of $134,886 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and reticles required to produce our wafers, offset by a $300,000 release of restricted cash. The change in cash flows provided by financing activities by continuing operations of $2,335,121 was primarily due to the equity financing of $2,248,851 (net of transaction related costs) received in October 2004, payments on a line of credit of $150,000, payments on capital leases of $124,472 and $360,742 received from the exercise of stock options by certain employees.

     The change in cash flows for the year ended December 31, 2003 used in operating activities by continuing operations was primarily a result of a net loss of $2,272,641, which was partially offset by $469,538 in depreciation and amortization, decreases in allowance accounts, accounts receivable, inventory, and deferred revenue of $16,376, $496,530, $411,358, and $40,500, respectively. The decrease of $496,530 in accounts receivable was related to timing of customer payments. The decrease in inventory was primarily due to an increase in finished goods shipments at the end of 2003. The change in cash flows used in investing activities by continuing operations of $490,220 was primarily due to the purchase of equipment required to test our nonvolatile semiconductor memory products and software acquired for research and development activities. The cash flows provided by financing activities by continuing operations of $1,640,296 was due to $1,475,515 (net of transaction related costs) received from the November 2003 equity financing transaction, net borrowings on a line of credit of $150,000, proceeds of $183,131 for the exercise of stock options by certain employees partially offset by payments on a capital lease obligation of $168,350.

Short-term liquidity.

     Our cash balance at December 31, 2005 was $1,765,774.

     Our future liquidity will depend on our revenue growth, our ability to sell our products at positive gross margins and control of our operating expenses. Over the coming year, we expect to spend approximately $11,500,000 for operating expenses assuming revenue growth and no significant change in marketing or product development strategies. We expect to meet these capital needs from sales revenues and, to the extent we do not have sufficient revenues, from our existing cash reserves. In addition, we are evaluating possible credit agreements, such as accounts receivable financing, although we have not reached any final agreement with any lender. If we are unable to meet our capital needs, through these means, it may be necessary for us to raise more capital.

Long-term liquidity.

     We continue to evaluate our long-term liquidity. Our growth plans may require additional funding from outside sources. While we have no firm plans, we are in ongoing discussions with investment banking organizations and potential investors and lenders to ensure access to funds as required.

Critical Accounting Polices and Estimates

     Simtek's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in Simtek's Notes to Consolidated Financial Statements included in this Form 10-K. The estimates used by management are based upon Simtek's historical experiences combined with managements understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

     We record an allowance for sales returns as a net adjustment to customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon actual reported distributor inventory levels. The contracts we have with our distributors generally allow them to return to us a 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands. At times, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions.

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

     We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to our estimate of the related future net cash flows. If the asset's carrying amount is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flows.

     Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment. We performed goodwill impairment testing as of December 31, 2005, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform periodic and annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's condensed consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2005, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. The new standard will be effective for us beginning January 1, 2006. We have not yet completed our evaluation but expect the adoption to have an effect on the financial statements similar to the pro-forma effects reported in Note 1 to our Financial Statements included herewith.

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

Contractual Obligations

     The following table summarizes our significant contractual obligations at December 31, 2005, which are expected to have an effect on our liquidity and cash flows in future periods:

                                                            Payments Due by Period
                                        ---------------------------------------------------------------
                                                   Less than                                 More than
                                        Total        1 year       1-3 years     3-5 years     5 years
                                        -----      ----------     ---------     ---------    ----------
(in thousands)
--------------
Operating lease obligations             $1,808       $  376        $  763        $  669       $    -
Capital purchase obligations                13           13             -             -            -
Other purchase obligations and
     Commitments                             -       $1,532             -             -            -
Long-term debt obligations               3,000          240         2,760             -            -
                                        ------       ------        ------        ------       ------
     Total                              $4,821       $2,161        $3,523        $  669       $    -
                                        ======       ======        ======        ======       ======

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  48

Consolidated Balance Sheets - December 31, 2005 and 2004...................  49

Consolidated Statements of Operations - For the Years
     Ended December 31, 2005, 2004 and 2003................................  50

Consolidated Statements of Changes in Shareholders' Equity -
     For the Years Ended December 31, 2005, 2004 and 2003..................  51

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2005, 2004 and 2003......................................  52

Notes to Consolidated Financial Statements - For the Years
     Ended December 31, 2005, 2004 and 2003................................  54

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders
Simtek Corporation
Colorado Springs, CO

We have audited the consolidated balance sheets of Simtek Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
March 23, 2006


                                          SIMTEK CORPORATION


                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                ------
                                                                      December 31, 2005    December 31, 2004
                                                                      -----------------    -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                          $  1,765,774          $  2,146,791
     Restricted investments                                                2,281,400                    --
     Accounts receivable - trade, net of allowance for doubtful accounts and return allowances of approximately $282,000
       and $262,000                                                        1,456,139             2,439,135
     Inventory, net                                                        2,067,666             1,869,842
     Prepaid expenses and other current assets                                98,779                85,221
     Deposits                                                                600,000                    --
     Assets from discontinued operations                                          --               554,996
                                                                        ------------          ------------
         Total current assets                                              8,269,758             7,095,985
EQUIPMENT AND FURNITURE, net                                                 570,522               771,901
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                             111,187                74,684
GOODWILL                                                                     876,466                    --
NON-COMPETITION AGREEMENT                                                  8,910,416                    --
OTHER ASSETS                                                                  20,000                33,250
                                                                        ------------          ------------
     TOTAL ASSETS                                                       $ 18,758,349          $  7,975,820
                                                                        ============          ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                   $  2,821,849          $  2,054,337
     Accrued expenses                                                      1,419,703               357,033
     Accrued vacation payable                                                145,020               159,690
     Accrued wages                                                            39,789                29,975
     Obligation under capital leases                                          13,024                47,310
     Liabilities of discontinued operations                                       --               325,524
     Debentures, current                                                     239,940                    --
                                                                        ------------          ------------
         Total current liabilities                                         4,679,325             2,973,869
DEBENTURES, NET OF CURRENT                                                 2,760,060             3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                          --                13,024
                                                                        ------------          ------------
         Total liabilities                                                 7,439,385             5,986,893
Temporary equity, consisting of 68,750,000 shares of common stock,
     $0.01 par value, subject to cash penalties under registration rights agreements, less $1,900,000 in subscription receivable,
     net of financing costs of $641,074                                    8,458,926                    --
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                              --                    --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         78,170,823 and 78,160,823 shares issued and outstanding
         at December 31, 2005 and 62,881,679 and 62,871,679 shares
         issued and outstanding at December 31, 2004                         781,708               628,817
     Additional paid-in capital                                           48,281,655            41,778,120
     Treasury stock, at cost; 10,000 shares                                  (12,504)              (12,504)
     Accumulated deficit                                                 (46,190,821)          (40,405,506)
                                                                        ------------          ------------
         Total shareholders' equity                                        2,860,038             1,988,927
                                                                        ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 18,758,349          $  7,975,820
                                                                        ============          ============



                    See accompanying notes to these consolidated financial statements.


                                                    SIMTEK CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              FOR THE YEARS ENDED
                                                                                                  DECEMBER 31,
                                                                           ---------------------------------------------------------
                                                                                2005                  2004                  2003
                                                                                ----                  ----                  ----
NET SALES                                                                  $ 10,385,131          $ 13,092,441          $ 12,262,820

     Cost of sales                                                            7,590,866             9,139,617             8,527,810
                                                                           ------------          ------------          ------------
GROSS MARGIN                                                                  2,794,265             3,952,824             3,735,010

Operating expenses:
     Research and development costs                                           6,369,109             4,942,391             3,987,054
     Sales and marketing                                                      1,492,838             1,608,441             1,212,561
     General and administrative                                               2,274,525               916,660               705,968
                                                                           ------------          ------------          ------------
                  Total operating expenses                                   10,136,472             7,467,492             5,905,583
                                                                           ------------          ------------          ------------

LOSS FROM OPERATIONS                                                         (7,342,207)           (3,514,668)           (2,170,573)

OTHER INCOME (EXPENSE):
     Interest income                                                             91,659                26,436                30,116
     Interest expense                                                          (238,208)             (241,254)             (254,144)
     Other expense                                                                 (810)               (1,124)                5,871
                                                                           ------------          ------------          ------------
                  Total other income (expense)                                 (147,359)             (215,942)             (218,157)
                                                                           ------------          ------------          ------------
LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                       (7,489,566)           (3,730,610)           (2,388,730)

     Provision for income taxes                                                      --                    --                    --
                                                                           ------------          ------------          ------------
LOSS FROM CONTINUING OPERATIONS                                              (7,489,566)           (3,730,610)           (2,388,730)

INCOME FROM DISCONTINUED OPEARTIONS
     (including gain on disposal of $1,687,403
      in 2005)                                                                1,704,251                60,256               116,089
                                                                           ------------          ------------          ------------
NET LOSS                                                                   $ (5,785,315)         $ (3,670,354)         $ (2,272,641)
                                                                           ============          ============          ============
NET LOSS PER COMMON SHARE:
         Basic and diluted
     Loss from continuing operations                                       $       (.11)         $       (.06)         $       (.04)
     Income from discontinued operations                                   $        .03          $        .00          $        .00
                                                                           ------------          ------------          ------------
     Total                                                                 $       (.08)         $       (.06)         $       (.04)
                                                                           ============          ============          ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
     Basic and diluted                                                       68,613,090            58,586,411            54,889,008
                                                                           ============          ============          ============


                           See accompanying notes to these consolidated financial statements.



                                                  SIMTEK CORPORATION



                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                COMMON STOCK            ADDITIONAL                                        TOTAL
                                         --------------------------      PAID-IN         TREASURY       ACCUMULATED    SHAREHOLDERS'
                                           SHARES          AMOUNT        CAPITAL           STOCK          DEFICIT         EQUITY
                                         ----------    ------------    ------------    -------------   -------------   -------------
BALANCES, January 1, 2003                54,382,273    $    543,823    $ 37,594,875    $    (12,504)   $(34,462,511)   $  3,663,683
     Exercise of stock options              679,097           6,791         176,340              --              --         183,131
     Equity financing November 7,
         2003, net of $24,485 in
         costs                            1,651,982          16,520       1,458,995              --              --       1,475,515
     Net loss                                    --              --              --              --      (2,272,641)     (2,272,641)
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2003              56,713,352         567,134      39,230,210         (12,504)    (36,735,152)      3,049,688
     Exercise of stock options            1,008,368          10,083         350,659              --              --         360,742
     Equity financing October 12,
         2004, net of $251,150 in
         costs                            5,159,959          51,600       2,197,251              --              --       2,248,851
     Net loss                                    --              --              --              --      (3,670,354)     (3,670,354)
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2004              62,881,679         628,817      41,778,120         (12,504)    (40,405,506)      1,988,927
     Exercise of stock options            1,137,615          11,375         299,126              --              --         310,501
     Equity financing May 5,
         2005, net of $55,597             6,740,816          67,409       3,876,995              --              --       3,944,404
     Issuance of stock related to
         Employment/separation
         agreements                       1,150,000          11,500         445,950              --              --         457,450
     Issuance of stock related to
         December 30, 2005 equity
         financing, net of $641,074      68,750,000         687,500       7,771,426              --              --       8,458,926
     Shares reclassified to temporary
         equity, net of $641,074        (68,750,000)       (687,500)     (7,771,426)             --              --      (8,458,926)
     Asset purchase, December 30, 2005    6,260,713          62,607       1,819,299              --              --       1,881,906
     Interest expense related to
         issuance of warrants                    --              --          62,165              --              --          62,165
     Net loss                                    --              --              --              --      (5,785,315)     (5,785,315)
                                         ----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2005              78,170,823    $    781,708    $ 48,281,655    $    (12,504)   $(46,190,821)   $  2,860,038
                                         ==========    ============    ============    ============    ============    ============









                           See accompanying notes to these consolidated financial statements.

                                             SIMTEK CORPORATION

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  FOR THE YEARS ENDED
                                                                                                      DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                        2005              2004              2003
                                                                                        ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                       $(5,785,315)      $(3,670,354)      $(2,272,641)
     Income from discontinued operations                                                (16,848)          (60,256)         (116,089)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                                  433,181           442,245           469,538
         Loss on disposal of assets                                                     129,307            75,110            36,542
         Issuance of common stock per separation and employment
              agreements                                                                267,100                --                --
         Expense related to issuance of warrants                                          9,065                --                --
         Gain from discontinued operations                                           (1,687,403)               --                --
         Net change in allowance accounts                                                22,650           122,691           (16,376)
         Deferred financing fees                                                         16,596            16,596            16,596
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                     1,011,028        (1,060,206)          496,530
              Inventory                                                                 491,611          (684,955)          411,358
              Prepaid expenses and other                                               (622,004)           21,459            (8,236)
          Increase (decrease) in:
              Accounts payable                                                          767,512         1,053,165            11,950
              Accrued expenses                                                        1,005,426            81,973              (289)
              Deferred revenue                                                               --                --           (40,500)
              Customer deposits                                                         (47,464)               --                --
                                                                                    -----------       -----------       -----------
     Net cash used in operating activities of continuing operations                  (4,005,558)       (3,662,532)       (1,011,617)
     Net cash provided by operating activities of discontinued
         operations                                                                     104,022           353,398           176,512
                                                                                    -----------       -----------       -----------
     Net cash used in operating activities                                           (3,901,536)       (3,309,134)         (835,105)
                                                                                    -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                          (342,360)         (434,886)         (490,220)
     Release of restricted cash                                                              --           300,000                --
     Proceeds from discontinued operations, net                                       1,868,593                --                --
     Purchase of certain assets from ZMD                                             (8,542,355)               --                --
                                                                                    -----------       -----------       -----------
    Net cash used in investing activities of
         continuing operations                                                       (7,016,122)         (134,886)         (490,220)
     Net cash used in investing activities of discontinued operations                   (35,944)         (175,989)          (11,024)
                                                                                    -----------       -----------       -----------
     Net cash used in investing activities                                           (7,052,066)         (310,875)         (501,244)
                                                                                    -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from line of credit and notes payable                                        --                --           250,000
     Payments on notes payable and line of credit                                                        (150,000)         (100,000)
     Payments on capital lease obligation                                               (50,196)         (124,472)         (168,350)
     Equity financing, net                                                            3,944,404         2,248,851         1,475,515
     Transfers to restricted investment                                              (3,200,000)               --                --
     Payments from restricted investment                                                918,600                --                --
     Proceeds from sale of common stock                                                 190,350                --                --



                           See accompanying notes to these consolidated financial statements.


                                             SIMTEK CORPORATION

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Continued)

                                                                                                  FOR THE YEARS ENDED
                                                                                                      DECEMBER 31,
                                                                                    ------------------------------------------------
                                                                                        2005              2004               2003
                                                                                        ----              ----               ----
     Exercise of stock options                                                          310,501           360,742            183,131
     Equity financing, December 2005, net                                             8,458,926                --                 --
                                                                                   ------------      ------------       ------------
             Net cash provided by financing activities                               10,572,585         2,335,121          1,640,296
                                                                                   ------------      ------------       ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (381,017)       (1,284,888)           303,947
CASH AND CASH EQUIVALENTS, beginning of period                                        2,146,791         3,431,679          3,127,732
                                                                                   ------------      ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                           $  1,765,774      $  2,146,791       $  3,431,679
                                                                                   ============      ============       ============
Cash paid for interest                                                             $    242,180      $    229,143       $    253,219
                                                                                   ============      ============       ============
Stock issued for purchase of certain assets from ZMD                               $  1,881,906      $         --       $         --
                                                                                   ============      ============       ============
Purchase of equipment through payables and capital leases                          $         --      $         --       $    144,160
                                                                                   ============      ============       ============
Warrants issued for debt issuance cost                                             $     62,165      $         --       $         --
                                                                                   ============      ============       ============



























                           See accompanying notes to these consolidated financial statements.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

     Nature of Business Operations - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memories and programmed semiconductor logic products. The Company's operations have concentrated on the design and development of the 1-megabit, 256-kilobit, 64-kilobit, and 16-kilobit nonvolatile semiconductor memory product families and associated products and technologies as well as the development of sources of supply and distribution channels

     Liquidity - During 2005, the Company incurred a loss from continuing operations of $7,490,000 and a net loss of $5,785,000 and has accumulated deficits of $46,191,000 as of December 31, 2005. The Company was also not in compliance with its debentures throughout 2005, but was successful in obtaining waivers from the debenture holders. Also during the fourth quarter of 2005, the Company raised equity capital of $11,000,000 of which $8,000,000 was paid as part of the acquisition of the nvSRAM assets discussed in Note 9 below. At December 31, 2005, the Company had working capital of $1,310,000, excluding $2,281,000 of restricted investments which are principally restricted to make payments under the Production and Development Agreement with Cypress Semiconductor Corporation.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

     If the Company is unable to achieve profitable operations in 2006 it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2005, substantially all of the Company's cash and cash equivalents were held by three banks, of which approximately $1,670,820 was in excess of Federally insured amounts.

     Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms, typically requiring payment within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventories consist of:

                                                            December 31,
                                                            ------------
                                                         2005          2004
                                                         ----          ----

          Raw materials                               $   33,043    $   68,955
          Work in progress                             1,095,728     1,765,044
          Finished goods                               1,055,419       204,423
                                                      ----------    ----------
                                                       2,184,190     2,038,422
          Less reserves for excess inventory            (116,524)     (168,580)
                                                      ----------    ----------
                                                      $2,067,666    $1,869,842
                                                      ==========    ==========

     Non-competition Agreement - The $8,910,416 for the non-competition agreement between the Company and ZMD, entered into as part of the December 30, 2005 acquisition discussed in Note 9 below. The value assigned to the non-competition agreement is being amortized on a straight line basis over its five year life.

     Goodwill - Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of December 31, 2005, no impairment of value has been recorded.

     Depreciation & Amortization - Equipment and furniture are recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized. The Company has patents and trademarks valued at $125,000 which were capitalized and recorded as intangible assets. The Company amortized the patents and trademarks over a five year life. As of December 31, 2005, the patents and trademarks were completely amortized.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred. Total research and development costs for the years ending December 31, 2005, December 31, 2004 and December 31, 2003 were $6,369,000, $4,942,000 and $3,987,000, respectively.

     Advertising - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $66,000, $83,000 and $40,000 in 2005, 2004 and 2003, respectively.

     Loss Per Share - Basic Earnings Per Share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     issue common stock were exercised or converted into common stock. As the Company incurred losses in 2005, 2004 and 2003, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 18,004,452, 9,707,062 and 6,544,081 options and warrants for 2005, 2004 and 2003, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates. The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, sales returns, warranty reserve, the valuation allowance on the deferred tax assets and possible impairment of goodwill.

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

                                                                December 31,
                                                                ------------
                                                    2005            2004            2003
                                                    ----            ----            ----
     Net loss as reported                       $(5,785,000)    $(3,670,000)    $(2,273,000)
       Add: Stock based compensation
              included in reported
       Net loss                                           -               -               -
       Deduct: Fair value of stock based
              compensation                       (1,294,000)       (831,000)       (520,000)
                                                -----------     -----------     -----------
       Pro forma net loss                       $(7,079,000)    $(4,501,000)    $(2,793,000)
                                                ===========     ===========     ===========
      Net loss as reported - basic and
       diluted                                  $      (.08)    $     (.06)     $     (.04)
     Pro forma net loss - basic and
       diluted                                  $      (.10)    $     (.08)     $     (.05)

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of each option granted in 2005, 2004 and 2003 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                                    December 31,
                                                    ------------
                                         2005           2004             2003
                                         ----           ----             ----

         Expected volatility            84.30%         108.26%          122.2%
         Risk-free interest rate         3.80%           2.40%            2.0%
         Expected dividends              -               -                -
         Expected terms (in years)       4.0             4.0              4.0

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

     Recently Issued Accounting Pronouncements - In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("Statement 154"). SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's condensed consolidated results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) is effective for public companies for annual periods beginning after June 15, 2006, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

     SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Proforma disclosure is no longer an alternative. The new standard will be effective for the company, beginning January 1, 2006. The company has not yet completed their evaluation but expects the adoption to have an effect on the financial statements similar to the proforma effects reported above.

     In November 2004, the FASB issued SFAS 151, Inventory Costs, which revised ARB 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


2.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 2005 and 2004 consisted of the following:

                                                             December 31,
                                                             ------------
                                                         2005           2004
                                                         ----           ----

     Leased equipment under capital leases           $   148,000    $   148,000
     Research and development equipment                1,937,000      1,707,000
     Computer equipment and software                   1,672,000      1,705,000
     Office furniture                                     33,000         33,000
     Other equipment                                     205,000        205,000
                                                     -----------    -----------
                                                       3,995,000      3,798,000
     Less accumulated depreciation
     and amortization                                 (3,425,000)    (3,026,000)
                                                     -----------    -----------
                                                     $   570,000    $   772,000
                                                     ===========    ===========

     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $433,000, $442,000 and $470,000 was charged to operations for the years ended December 31, 2005, 2004 and 2003, respectively. Included in the amortization expense for 2005, 2004, and 2003 was $91,000, $142,000 and $144,000, respectively of amortization of software and research and development equipment under capital leases. At December 31, 2005, December 31, 2004 and December 31, 2003, accumulated amortization for software under capital leases was $0, $368,000 and $296,000, respectively.

3.   CONVERTIBLE DEBENTURES:
     ----------------------

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Through December 31, 2005, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On March 21, 2006, the Company received a waiver for the two covenants through January 1, 2007. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $0.312. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $0.16 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $0.22 per share. Based on the conversion rate of $0.22 per share, each RENN investment fund is entitled to 4,545,455 shares upon conversion. On June 28, 2005, the Company negotiated an extension of the commencement date of principal payments, see Note 5 Shareholders' Equity for additional information.

4.   COMMITMENTS:
     -----------

     Offices Leases - The Company leases office space under a lease, which expires on February 28, 2013. Monthly lease payments are approximately $16,000.

     The Company leases furniture, equipment, and its office under operating leases, which expire over the next nine years.

     Future minimum lease payments under the noncancellable equipment, furniture and office leases described above are as follows:

                  Years Ending
                  December 31,
                  ------------
                     2006                                  $   375,000
                     2007                                      335,000
                     2008                                      217,000
                     2009                                      212,000
                     2010 & After                              669,000
                                                           -----------
                                                           $ 1,808,000
                                                           ===========

     Office rent and equipment lease expense totaled $732,000, $625,000 and $540,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

     In addition, the Company leases research and development equipment under a capital lease, which will expire in 2006. At December 31, 2005, future minimum lease payments under the lease described above is as follows:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  Years Ending
                  December 31,
                  ------------
                      2006                                          $ 14,000
                                                                    --------

                  Less interest and taxes                             (1,000)
                                                                    --------
                  Present value of net minimum lease payments       $ 13,000


     Employment Agreements - Mr. Blomquist is employed as President and Chief Executive Officer pursuant to an employment agreement with the Company. Under the terms of the employment agreement, Mr. Blomquist receives an annual salary of $325,000 and such additional benefits that are generally provided other employees. Mr. Blomquist will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary. In addition, Mr. Blomquist will receive a yearly bonus of options to purchase between 100,000 and 400,000 shares of the Company's common stock; the exact amount will be based on performance. Upon beginning employment, Mr. Blomquist received options to purchase 2.5 million shares of the Company's common stock and a $50,000 bonus. Within four months of beginning employment, Mr. Blomquist was required to purchase 200,000 shares of common stock from the Company. For each share of common stock Mr. Blomquist purchased from the Company within six months of beginning employment, including the 200,000 shares he is required to purchase, the Company granted him an additional share. Mr. Blomquist purchased a total of 475,000 shares and the Company granted him 475,000 matching shares. Upon termination, Mr. Blomquist will be restricted from competing against the Company for a period of 18 months. If Mr. Blomquist is terminated by the Company without cause, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits, and cash and stock bonuses for 18 months. If Mr. Blomquist terminates employment due to good cause or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months. Mr. Blomquist's employment agreement expires May 9, 2006 but is, automatically renewed for successive one-year terms unless the Company or Mr. Blomquist elects not to renew.

5.   SHAREHOLDERS' EQUITY:
     --------------------

     On December 30, 2005, the Company closed the sale of 68,750,000 shares of its common stock for an aggregate purchase price of $11,000,000, pursuant to the terms of the Securities Purchase Agreement dated as of December 30, 2005, among Simtek and Crestview Capital Master LLC, as lead investor, Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, BFSUS Special Opportunities Trust PLC, SF Capital Partners Ltd., Straus Partners, LP, Straus GEPT Partners, LP and various other individual and institutional investors. The Company used the majority of the proceeds of this offering to fund the ZMD Asset Acquisition. We also executed a registration rights agreement with the Purchasers, pursuant to which we have agreed to register under the Securities Act the resale by the Purchasers of the shares issued to them. The registration rights agreements contain cash penalties equal to 2% per month beginning in May 2006 in the event the Company fails to maintain an effective registration statement with the Securities and Exchange Commission. Because of the potential impact of these penalties is onerous, the shares sold in this transaction have been classified in the accompanying balance sheet as Temporary Equity. At December 31, 2005 there was an outstanding subscription in the amount of $1,900,000 related to the transaction. This amount plus $641,000 of transaction related costs have been deducted from the total amount of the transaction. The $1,900,000 was received by the Company on January 3, 2006.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On December 30, 2005, the Company issued 6,260,713 shares of its common stock to ZMD, valued at $2 million, based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005. For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $0.30 per share, pursuant to Emerging Issues Task Force 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", resulting in an accounting value of $1,882,000. 4,695,534 shares were delivered to ZMD on December 30, 2005 and 1,565,179 shares were placed in an Escrow account to protect Simtek against potential losses as defined in the Asset Purchase Agreement. The shares will be held in escrow until June 30, 2006. The Company also executed a registration rights agreement with ZMD, pursuant to which it has agreed to register under the Securities Act the resale by ZMD of the shares issued to them.

     On May 5, 2005, the Company closed a Share Purchase Agreement for a $4 million private placement of 6,740,816 shares of our common stock with Cypress and a Development and Production Agreement with Cypress to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. The Company and Cypress entered into an Escrow Agreement with Cypress pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron process and product developments. Cypress also received a warrant to purchase 5,055,612 shares of our common stock at $0.7772 per share with a term of 10 years. We have granted to Cypress certain registration rights with respect to the shares issued under the Share Purchase Agreement and the shares issuable upon exercise of the warrant.

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount will commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 200,000 shares of Simtek common stock at $0.50 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $9,000 as additional interest expense for the period ending December 31, 2005.

     On October 12, 2004, the Company closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, the Company issued 4,127,967 shares of its common stock to SF Capital Partners, Ltd, 515,996 shares of its common stock to Bluegrass Growth Fund LP and 515,996 shares of its common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $0.4845 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 2,063,984, 257,998, and 257,998 shares of the Company's common stock, respectively. The warrants have a 5-year term with an exercise price of $0.627 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 386,997 shares of the Company's common stock. The terms of the $2,500,000 equity financing allows for participation rights in any future equity financings that we may do. In conjunction with the December 2005 $11,000,000 PIPE transaction, Bluegrass Growth Fund LP, Bluegrass Growth Fund LTD and SF Capital Partners Ltd., agreed to waive certain participation rights held by them in connection with the $11,000,000 common stock transaction in exchange for the Company agreeing to reprice the 2,579,980 warrants that they received in October 2004 from an exercise price of $0.627 to an exercise price of $0.265 per share.

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     which average closing price was $0.908 per share. In addition to the shares of common stock, each fund received warrants to acquire 250,000 shares of the Company's common stock. The warrants have a 5-year term with 125,000 shares being exercisable at $1.25 per share and 125,000 shares being exercisable at $1.50 per share.

     Warrants - A summary of the warrants outstanding as of January 31, 2006, is as follows:

                                                                                              Per
                                                                   # of                       Warrant      Extended
                                                                   Warrants     Expiration    Exercise     Value of
     Warrant Holder                      Description  Issue Date   Outstanding  Date          Price        Warrants
     ----------------------------------- ------------ ------------ ------------ ------------- ------------ -----------
      BFSUS Special Opportunities
        Trust Plc.                       Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

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

      Renaissance US Growth & Investment
        Trust Plc.                       Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

      Renaissance US Growth & Investment
        Trust Plc.                       Warrants     11/7/2003      125,000     11/7/2008    $  1.50      $   187,500

      Renaissance Capital Growth & Income
        Fund III                         Warrants     11/7/2003      125,000     11/7/2008    $  1.25      $   156,250

      Renaissance Capital Growth & Income
        Fund III                         Warrants     11/7/2003      125,000     11/7/2008    $  1.50      $   187,500

      SF Capital Partners Ltd.           Warrants     10/12/2004   2,063,984     10/12/2009   $  0.265     $   546,956

      Bluegrass Growth Fund Ltd          Warrants     10/12/2004     257,998     10/12/2009   $  0.265     $    68,369

      Bluegrass Growth  Fund Lp          Warrants     10/12/2004     257,998     10/12/2009   $  0.265     $    68,369

      Merriman Curhan Ford & Co.         Warrants     10/12/2004     386,997     10/12/2009   $  0.627     $   242,647

      Cypress Semiconductor              Warrants     5/5/2005     5,055,612     5/5/2015     $  0.7772    $ 3,929,222

      BFSUS Special Opportunities
        Trust Plc.                       Warrants     6/28/2005       66,667     6/28/2010    $  0.50      $    33,334

      Renaissance US Growth & Investment
        Trust Plc.                       Warrants     6/28/2005       66,667     6/28/2010    $  0.50      $    33,334





                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      Renaissance Capital Growth & Income
        Fund III                         Warrants     6/28/2005       66,666     6/28/2010    $  0.50      $    33,333

      C. E. Unterberg Towbin             Warrants     12/30/05     1,062,500     12/30/2010   $  0.28      $   297,500
                                                                  ----------                               -----------

      Total Warrants                                              10,035,089                               $ 6,284,314
                                                                  ==========                               ===========


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

     Following is a summary of activity under these stock option plans for the years ended December 31, 2005, 2004 and 2003:

                                        Weighted Average
                                           Exercise               Number of
                                        Price Per Share            Shares
                                        ---------------            ------

     Outstanding at
          December 31, 2002                $    0.47              5,539,386
          Granted                          $    0.21              1,224,500
          Expired                          $   (0.13)               (45,000)
          Exercised                        $   (0.27)              (679,097)
          Cancelled                        $   (0.39)              (245,708)
                                           ---------             ----------
     Outstanding at
          December 31, 2003                $    0.45              5,794,081
          Granted                          $    0.78              1,439,334
          Expired                               -                         -
          Exercised                        $   (0.36)            (1,001,231)
          Cancelled                        $   (1.15)              (242,099)
                                           ---------             ----------
     Outstanding at
          December 31, 2004                $    0.64              5,990,085
          Granted                          $    0.56              4,800,500
          Expired                               -                         -
          Exercised                        $   (0.28)            (1,086,146)
          Cancelled                        $   (0.74)            (1,735,076)
                                           ---------             ----------
     Outstanding at
          December 31, 2005                $    0.62              7,969,363
                                           =========             ==========

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     All options granted during 2005, 2004 and 2003, were at the current market price at the date of grant and the weighted average fair value was $0.56, $0.78 and $0.21, respectively. At December 31, 2005, options for 4,953,551 shares were exercisable and the remaining options of 3,015,812 will become exercisable as follows: 1,309,145 in 2006; 1,123,334 in 2007 and 583,333 in
     2008.

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

     The following information summarizes stock options outstanding at December 31, 2005:

                           Outstanding                                                      Exercisable
    --------------------------------------------------------------------------- ------------------------------------
                                        Weighted Average
                         ------------------------------------------------------
                                               Remaining          Weighted
                             Number        Contractual Life       Average            Number         Weighted Average
      Exercise Price       Outstanding         in Months       Exercise Price      Exercisable       Exercise Price
    ------------------- ------------------ ------------------ ----------------- ------------------ ------------------
     $0.14-$0.30           1,130,188             29             $     0.20          1,098,265        $     0.20

     $0.35-$0.54           3,232,716             60             $     0.46          1,131,817        $     0.44

     $0.60-$0.797          2,274,125             50             $     0.65          1,391,135        $     0.64

     $0.83-$0.90             155,000             62             $     0.87            155,000        $     0.87

     $1.125-$1.50            952,334             40             $     1.25            952,334        $     1.25

     $1.50-$1.90             225,000             62             $     1.78            225,000        $     1.78
                           ---------                                                ---------
                           7,969,363                                                4,953,551
                           =========                                                =========

     Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

6.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales by location for the years ended December 31, 2005, 2004 and 2003 were as follows (as a percentage of sales):

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                           2005          2004           2003
                                           ----          ----           ----

           United States                    26%           29%            37%
           Europe                           18%           11%            12%
           Far East                         46%           48%            46%
           Other                            10%           12%             5%
                                           ----          ----           ----
           Total                           100%          100%           100%

     Sales from the Company's military products accounted for approximately 15%, 21% and 14% of total sales for the years ended December 31, 2005, 2004 and 2003, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2005, 2004 and 2003 were as follows (as a percentage of sales) :

          Customer                         2005          2004           2003
          --------                         ----          ----           ----

              A                             11%           12%            20%
              B                             11%           10%            10%
              C                             12%           12%             6%
              D                             17%           15%             7%


     At December 31, 2005, the Company had gross trade receivables totaling $759,000 due from the above four customers.

     In 2005, 2004 and 2003, the Company purchased all of its memory wafers, based on 0.8 micron technology from a single supplier Chartered Semiconductor Manufacturing. Approximately 86%, 97% and 94% of the Company's net revenue for 2005, 2004 and 2003, respectively, were from finished units produced from these wafers. The Company had an agreement with Chartered Semiconductor Manufacturing to provide wafers, which expired in September 1998. This agreement has not been formally extended or terminated, however, this supplier still provides wafers to the Company. The Company has maintained a good relationship with Chartered for the pricing and delivery of the Company's wafers. Due to not having a formal contract with Chartered Semiconductor Manufacturing and the volatility of the semiconductor market, the Company may not have control over the pricing and availability of the wafers the Company requires in order to build the Company's products. If the Company is unable to obtain the products and pricing it needs, the Company's business could suffer.

     In 2005 and 2004, the Company purchased all of its memory wafers, based on
     0.25 micron technology from a single supplier, DongbuAnam. Approximately 13% and 3% of the Company's net revenue for 2005 and 2004, respectively, were from finished units produced from these wafers.

     In addition, the Company purchased all of its logic wafers from two suppliers located in Singapore and Taiwan. Approximately 7% of its net revenue for 2003 were from finished units produced from these wafers. In February 2003, the Company received notification from United Microelectronics that it will be unable to supply us with logic wafers after August 2003. The Company supported customers with 0.5 micron logic wafers manufactured at United Microelectronics through December 2003 by offering opportunities to purchase their life-time requirements for these

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     products with deliveries scheduled by the end of the year. Subsequent to December 31, 2003, the Company is no longer supporting sales of logic products to the market.

7.   TAXES:
     -----

     Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The components of deferred taxes are as follows:

                                                                                          Deferred Tax
                                                                                        Assets (Liability)
                                                                                        ------------------
                                                                                      2005                2004
                                                                                      ----                ----
     Current:
          Allowance for doubtful accounts                                         $       3,000      $       5,000
          Reserves                                                                      231,000            203,000
          Accrued expenses                                                              104,000            102,000
                                                                                  -------------      -------------
          Net current deferred tax before valuation allowance                           338,000            310,000
          Valuation allowance                                                          (338,000)          (310,000)
                                                                                  -------------      -------------
     Total current deferred tax                                                   $           -                  -
                                                                                  =============      =============
     Non-Current:
          Net operating losses                                                    $  15,369,000      $  13,303,000
          Property and equipment                                                         41,000              5,000
          Tax credit                                                                     11,000                  -
          Intangibles                                                                   956,000          1,054,000
                                                                                  -------------      -------------
          Net non-current deferred tax asset before valuation allowance              16,377,000         14,362,000
     Valuation allowance                                                            (16,377,000)       (14,362,000)
                                                                                  -------------      -------------
     Total non-current deferred tax asset                                         $           -      $           -
                                                                                  =============      =============

     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2005 increased by $2,043,000 and increased by $1,496,000 in 2004.

     At December 31, 2005, the Company has approximately $41,000,000 available in net operating loss carryforwards which begins to expire from 2006 to 2025. As a result of certain non-qualified stock options which have been exercised, approximately $4,432,000 of the net operating loss carryforward will be charged to "paid-in capital," when, and if, the losses are utilized. Also, a substantial portion of the net operating loss may be subject to Internal Revenue Code Section 382 limitations.

     Total income tax expense for 2005 and 2004 differed from the amounts computed by applying the U.S. Federal statutory tax rates to the pre-tax loss as follows:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                            2005          2004          2003
                                                            ----          ----          ----
     Statutory rate                                        (34.0)%       (34.0)%       (34.0)%
     State income taxes, net of Federal income
         tax benefit                                        (3.3)%        (3.3)%        (3.3)%
     Increase (reduction) in valuation allowance
         related to net operating loss carryforwards
         and change in temporary differences                37.3%         37.3%          37.3%
                                                         --------      --------       --------
                                                         $      -      $      -       $      -
                                                         ========      ========       ========

8.   DISCONTINUED OPERATION:
     ----------------------

     On August 30, 2005, the Company, along with the Company's wholly-owned subsidiary, Q-DOT, Inc. ("Q-DOT"), entered into an Asset Purchase Agreement with Hittite Microwave Corporation ("Hittite") and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation ("HMC Acquisition"), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,687,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations.

     In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, the costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets and have been reported in the various statements under the caption, "Assets from discontinued operations", Liabilities of discontinued operations", and "Income from discontinued operations" for all periods presented. In addition, certain of the Notes to the Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

     Summary results for the discontinued operation are as follows (in thousands):


     Description                          Years Ended December 31,
                                          ------------------------
                                       2005         2004        2003
                                       ----         ----        ----
     Operating Results:
     Revenue                          $1,398       $1,810      $2,241
     Costs and expenses                1,381        1,750       2,125
                                      ------       ------      ------
     Income from discontinued
       Operation                      $   17       $   60      $  116
                                      ======       ======      ======

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Amounts included in the December 31, 2005 and December 31, 2004 Consolidated Balance Sheets for the discontinued operations are as follows (in thousands):

                                                                 December 31,
                                                                 ------------
                                                             2005          2004
                                                             ----          ----
     Assets from discontinued operations                  $    -          $  555

     Liabilities of discontinued operations               $    -          $  326


9.   ACQUISITION OF CERTAIN ASSETS FROM ZMD (UNAUDTIED):
     --------------------------------------------------

     On December 30, 2005, the Company purchased from Zentrum Mikroelektronik Dresden AG ("ZMD") certain assets related to ZMD's nvSRAM product line (the "ZMD Asset Acquisition"). On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, Simtek and ZMD entered into a number of agreements including a License Agreement (the "New License Agreement"). Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to Simtek and Simtek licensed to ZMD the right to use Simtek's silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD's non-competing products. The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited. No fees or payments are due to either party under the New License Agreement. The New License Agreement shall remain in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days' written notice. In addition, Simtek and ZMD executed a Non-Competition and Non-Solicitation Agreement (the "NC Agreement") whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of Simtek's products and from hiring employees of Simtek in certain situations.

     In 1994, the Company licensed certain intellectual property to ZMD, which permitted ZMD to produce nvSRAM products that directly competed with the products sold by the Company. During the past several years, the two companies have competed for market share with key customers, resulting in significant reductions in average unit selling prices. The Company believed that acquiring the assets from ZMD would result in more price stability in the marketplace and provide additional revenue to Simtek.

     The transaction with ZMD was completed on December 30, 2005. As such, the assets acquired are included in the accompanying Consolidated Balance Sheet as of December 31, 2005. However, there are no results of operations related to the assets acquired included in the Consolidated Statement of Operations for the Year Ended December 31, 2005 as there were no operating activities until January 2006.

     The purchase price consisted of $8 million of cash paid to ZMD, and 6,260,713 shares of Simtek common stock issued to ZMD, valued at $2 million, per the terms of the agreement based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005. For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $0.30 per share, pursuant to Emerging Issues Task Force 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", resulting in an accounting value of $1,882,000. The total purchase price including transaction related costs, amounted to $10,425,000 . The transaction related costs include $272,000 investment banking costs, $240,000 legal fees, and $31,000 other.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                  Finished goods inventory             $     638
                  Non-competition agreement                8,910
                  Goodwill                                   877
                                                       ---------
                  Total                                $  10,425
                                                       =========

     The value assigned to the Non-Competition agreement was based on an independent valuation performed by a third party and will be amortized over the five year term of the agreement. No value was assigned to the New License Agreement, because in management's opinion, the intellectual property subject to that license is derived from the Company's base technology and does not significantly enhance or change such technology. While we believe the purchase accounting associated with this transaction to essentially be complete, there is always the possibility that it may be subject to modification in the future. Any such modification is not expected to be significant.

     The following table sets forth certain information related to pro forma results of operations, as if the transaction were completed at the beginning of each period presented (in thousands):

                                               2005         2004         2003
                                               ----         ----         ----

     Revenue                                 $18,136      $20,338      $ 18,986
     Loss from continuing operations          (9,664)      (5,627)       (3,732)
     Earnings per share                      $ (0.07)     $  (.04)     $  (0.03)

10.  SUBSEQUENT EVENT (UNAUDITED)
     ----------------------------

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products, Cypress and the Company agreed to co-develop certain nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in prepaid royalties. Under the License and Development, the Company has issued (or will issue upon certain payments by Cypress at June 30, 2006 and December 31, 2006) three separate warrants to Cypress granting Cypress the right to purchase a total of 20 million shares of the Company's common stock, at an exercise price per share of $0.75 with a term of 10 years each.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Supplementary Financial Data (UNAUDITED)

     Following is unaudited quarterly selected financial data for the past eight quarters:

                                                                   Quarters Ended
                                            -------------------------------------------------------------
                                            3/31/05           6/30/05           9/30/05          12/31/05
                                            -------           -------           -------          --------
     Revenue                                $ 2,976           $ 2,204           $ 2,412           $ 2,794
     Gross margin                               968               529               605               692
     Loss from continuing
          Operations                           (986)           (2,936)           (1,718)           (1,849)
     Income (loss) from
           discontinued operations              (26)              (36)            1,768                (2)
     Net Loss                                (1,012)           (2,972)               50            (1,851)
     Net Loss per Common Share:
          Basic and diluted:
     Loss from continuing
          Operations                        $  (.02)          $  (.05)          $  (.02)          $  (.03)
     Income (loss) from
          Discontinued operations           $   .00           $   .00           $   .00           $   .00
     Total                                  $  (.02)          $  (.05)          $  (.02)          $  (.03)

                                                                   Quarters Ended
                                            -------------------------------------------------------------
                                            3/31/04           6/30/04           9/30/04          12/31/04
                                            -------           -------           -------          --------

     Revenue                                 $ 2,936          $ 3,686           $ 2,446           $ 4,025
     Gross margin                                822            1,308               496             1,327
     Loss from continuing
          Operations                          (1,067)            (845)           (1,513)             (306)
     Income (loss) from
           discontinued operations                30              (86)              101                15
     Net Loss                                 (1,037)            (930)           (1,412)             (291)
     Net Loss per Common Share:
          Basic and diluted:
     Loss from continuing
          Operations                         $  (.02)         $  (.01)          $  (.03)          $  (.01)
     Income (loss) from
          Discontinued operations            $   .00          $  (.01)          $   .01           $   .00
     Total                                   $  (.02)         $  (.02)          $  (.02)          $  (.01)


Item 9: Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         None in 2005.

Item 9A: Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures.

Harold Blomquist and Brian Alleman, serve as the Company's chief executive officer and chief financial officer, respectively, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9B: Other Information
--------------------------

     None in 2005.

                                    PART III

Item 10: Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2006 annual meeting of shareholders are incorporated by reference in this section.


Item 11: Executive Compensation
-------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2006 annual meeting of shareholders are incorporated by reference in this section.


Item 12: Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2006 annual meeting of shareholders are incorporated by reference in this section.


Item 13:  Certain Relationships and Related Transactions
--------------------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2006 annual meeting of shareholders are incorporated by reference in this section.


Item 14. Principal Accounting Fees and Services
-----------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2006 annual meeting of shareholders are incorporated by reference in this section.

                                     PART IV

Item 15: Exhibits
-----------------
3.1       Amended and Restated Articles of Incorporation.(19)
3.2       Bylaws.(2)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3       Form of Common Stock Certificate.(3)
4.4       Simtek Corporation 1991 Stock Option Plan.(4)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.6       1994 Non-Qualified Stock Option Plan.(5)
4.7       Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (9)
4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(9)
4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(9)
4.11      Amendment to the 1994 Non-Qualified Stock Option Plan (17)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.4 Separation Agreement, dated May 9, 2005, between Simtek Corporation and Douglas M. Mitchell(8)
10.5 Technology Development, License and Product Agreement between Amkor Technology and Simtek (10)
10.6 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (10)
10.7 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.8 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (11)
10.9 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (11)
10.10 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (11)
10.11 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.12 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.13 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (12)
10.14 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(13)
10.15 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC(14)
10.16     Form of $1.25 Stock Purchase Warrant(14)
10.17     Form of $1.50 Stock Purchase Warrant(14)
10.18 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000) (15)

10.19 Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD (16)
10.20 Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (16)
10.21 Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (16)
10.22 Share Purchase Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation (20)
10.23 Development and Production Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation (20)
10.24 Escrow Agreement, dated May 4, 2005, by and among the Company, Cypress Semiconductor Corporation and U.S. Bank, National Association (20)
10.26     Employment agreement by and between the Company and Harold Blomquist
          (8)
10.27 Waiver letter agreement, dated June 28, 2005, by and between the Company, Q-DOT, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC (21)
10.28 Asset Purchase Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (22)
10.29 Escrow Agreement, dated August 30, 2005, by and among the Company, Q-DOT, Inc., Hittite Microwave Corporation, HMC Acquisition Corporation, and U.S. Bank, National Association (22)
10.30 Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (22)
10.31 Asset Purchase Agreement, dated December 7, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.32 Form of License Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.33 Form of Non-Competition and Non-Solicitation Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.34 Form of Registration Rights Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.35 Form of Securities Purchase Agreement, dated December 30, 2005, by and among the Company various purchasers (24)
10.36 Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers (24)
10.36 Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers (24)
10.37 License and Development Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation (25)
10.38 Amended and Restated Registration Rights Agreement, by and between the Company and Cypress Semiconductor Corporation (25)
14.1      Code of Business Conduct and Ethics (26)
23.1      Consent of Independent Registered Public Accounting Firm
31.1 Certificatin pursuant to Section 302 of the Sarbanes-Act of 2002 of Principal Executive Officer

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

32.1 Certificatin pursuant to Section 906 of the Sarbanes-Act of 2002 of Principal Executive Officer
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

----------------
(1) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.
(2) Incorporated by reference to the Company's Amendment No. 1 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on February 4, 1991.
(3) Incorporated by reference to the Company's Amendment No. 2 to Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on March 4, 1991.

(4) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(6) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(7) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 24, 1998
(8) Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2005
(9) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001
(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002
(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(12) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003
(14) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003
(15) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 4, 2004
(16) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on October 12, 2004
(17) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-1210005) filed with the Commission on December 7, 2004
(18) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 17, 2005 as amended by the Company's Amended Annual Report on Form 10-KSB filed with the Commission on May 11, 2005
(19) Incorporated by reference to the Company's Form S-2 Registration Statement (Reg. No. 333-123639) filed with the Commission on March 29, 2005
(20) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005
(21) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005
(23) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 13, 2005
(24) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on January 3, 2006
(25) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on March 30, 2006
(26) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed by the Company on March 4, 2004

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on April 6,2006.

                                          SIMTEK CORPORATION



                                          By: /s/ Harold Blomquist
                                             -----------------------------------
                                          Harold Blomquist
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 6, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                  TITLE


/s/ Harold Blomquist
-------------------------------------
Harold Blomquist                           Chief Executive Officer and President


/s/ Brian Alleman
-------------------------------------
Brian Alleman                              Chief Financial Officer


/s/ Harold Blomquist
-------------------------------------
Harold Blomquist                           Chairman of the Board


/s/ Robert H. Keeley
-------------------------------------
Robert H. Keeley                           Director


/s/ Alfred Stein
-------------------------------------
Alfred Stein                               Director