Form 10-K/A
period 2005-12-31
SIMTEK CORP
filed 2006-04-28
CIK 817516

2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                       ----------------------------------


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

                                EXPLANATORY NOTE

     This Form 10-K/A amends Items 10, 11, 12, 13 and 14 and includes exhibits under Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2005 filed by Simtek Corporation on April 7, 2006. The original Form 10-K incorporated by reference these items from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2006 annual meeting of shareholders. As the registrant will not be filing the proxy statement for its 2006 annual meeting of shareholders pursuant to Regulation 14A within 120 days after the registrant's fiscal year ended December 31, 2005, Items 10, 11, 12, 13 and 14 of Form 10-K are being filed via this Form 10-K/A, as well as Exhibits 21.1, 31.1, 31.2, 32.1 and 32.2 under Item 15. Except as set forth in this Explanatory Note, this Form 10-K/A does not amend or update any other information set forth in the Form 10-K originally filed by Simtek Corporation on April 7, 2006.

                                TABLE OF CONTENTS


PART III

Item 10:      Directors and Executive Officers of the Registrant.............  4
Item 11:      Executive Compensation.........................................  7
Item 12:      Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters............... 10
Item 13:      Certain Relationships and Related Transactions................. 13
Item 14:      Principal Accountant Fees and Services......................... 15

PART IV

Item 15:      Exhibits and Financial Statement Schedules..................... 17

Signatures................................................................... 18
Exhibit Index................................................................ 19

                                    PART III

Item 10: Directors and Executive Officers of the Registrant
-----------------------------------------------------------

Directors and Executive Officers

     Our directors and executive officers are as follows:

Name                        Age                           Position
----                        ---                           --------
Harold Blomquist.......     53         Chairman of the Board, Chief Executive Officer and President

Brian Alleman..........     49         Vice President and Chief Financial Officer, Corporate Secretary

Alfred Stein...........     72         Director

Robert H. Keeley.......     64         Director

Ronald Sartore.........     56         Director

Robert Pearson.........     70         Director


     HAROLD A. BLOMQUIST was originally appointed as a director in May 1998, resigned from the Board in July 2001 to avoid a potential conflict of interest with his employer and was re-appointed in January 2002. Mr. Blomquist's current term of office as a director expires at the 2008 annual meeting. In October 2003, Mr. Blomquist was elected to the position of Chairman of the Board of Directors. Mr. Blomquist has served as Chief Executive Officer and President of the Company since May 2005. He served as a Director on the Board of Microsemi, Inc. from February 2003 to February 2006, and as a consultant to venture investors and early stage technology companies in the semiconductor and electronic components areas. In the past, he was employed as President and Chief Executive Officer of Morpho Technologies, Inc., and Chief Executive Officer of Tower Semiconductor, USA, Inc. Mr. Blomquist served as a member of the Board of Directors of AMIS Holding Co. and Sr. Vice President of AMI Semiconductors. Prior to joining AMI in April 1990, Mr. Blomquist held positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos Corporation, and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     ROBERT C. PEARSON has served as a director since July 2002. Mr. Pearson's current term of office as a director expires at the 2008 annual meeting. He joined RENN Capital Group in April 1997 and is Senior Vice President-Investments. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments Incorporated where he served in several positions including Vice President-Controller and later as Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is currently a Director of Poore Brothers, Inc., CaminoSoft, Inc., and Advanced Power Technology, Inc., all publicly held. He is also a Director of eOriginal, Inc., a privately held company.

     RONALD SARTORE has served as a director since March 2004, which term expires in 2006. Mr. Sartore has over 30 years experience in the computer and semiconductor fields and is currently the Vice President of the System Architecture Group for Cypress Semiconductor Corporation's Consumer and Computation Division. Mr. Sartore joined Cypress Semiconductor Corporation, or "Cypress," after Cypress's May 1999 accretive acquisition of Anchor Chips, where he was its CEO, and President. Mr. Sartore founded Anchor Chips in 1995 and secured $9.5 million in funding from its majority owner: South Korea's LG Semicon. Prior to that, Mr. Sartore worked as a systems architect for San Diego based AMCC. Previous to AMCC, Mr. Sartore was a technical consultant for Array Microsystems, and an employee of Maximum Storage, both in Colorado Springs. In 1985, Mr. Sartore co-founded Cheetah International, a manufacturer of personal computers and peripherals until its acquisition by Northgate Computers in 1990. Cheetah's products, designed by Sartore, have received acclaim for their high performance and were the subject of articles in numerous trade magazines. Prior to Cheetah, Mr. Sartore has held technical design positions in the following companies: Inmos, in Colorado Springs, Colorado; Synercom Technology, in Sugarland, Texas; Texas Instruments, in Stafford, Texas; NCR, in Millsboro, Delaware; and Sperry Univac, in Blue Bell, Pennsylvania. Mr. Sartore currently holds 13 US patents and obtained a BS degree in Electrical Engineering from Purdue University.

     ALFRED J. STEIN has served as a director since March 2004, which term expires in 2006. He is currently a Consultant and Advisor to startup companies in the high technology industry. He previously served at VLSI Technology, Inc. as Chairman of the Board and Chief Executive Officer from 1982 until its acquisition by Philips Electronics in 1999. During his tenure, VLSI grew from a venture capital funded start-up to a publicly traded company with revenues in excess of $600 million and over 2,200 employees in more than 25 locations around the world. For more that 45 years, Mr. Stein has played a significant role in the high tech industry, including senior management assignments at both Texas Instruments and Motorola. Mr. Stein was with Texas Instruments for 18 years from 1958 through 1976; his last position was Vice President and General Manager for the Electronics Devices Division. Mr. Stein was with Motorola for five years where he was Vice President and Assistant General Manager of Motorola's Semiconductor Sector. He joined VLSI Technology from Arrow Electronics where he had been that company's Chief Executive Officer. Mr. Stein is on the Board of Directors of two publicly traded companies, Advanced Power Technology and ESS Technology, as well as several private startup companies. He also has served on the board of directors at Applied Materials, Radio Shack Corporation and was

Chairman of the Board for the Semiconductor Industry Association (SIA). He served on the Board of Trustees for St. Mary's University of Texas.

     ROBERT H. KEELEY has served as a director since May 1993. Mr. Keeley's current term of office as a director expires at the 2007 annual meeting. He is currently Professor (Emeritus) at the University of Colorado at Colorado Springs where he served as the El Pomar Professor of Business Finance from 1992 until 2004. From 1986 to 1992, Dr. Keeley was a professor in the Department of Industrial Engineering and Engineering Management at Stanford University. Prior to joining Stanford, he was a general partner of Hill and Carmen (formerly Hill, Keeley and Kirby), a venture capital firm. Dr. Keeley holds a Bachelor's degree in electrical engineering from Stanford University, an M.B.A. from Harvard University, where he was a Baker Scholar, and a Ph.D. in business administration from Stanford University. Dr. Keeley is a director and president of a private company in the wind energy business, and a director of two other private companies.

     BRIAN ALLEMAN has served as Vice President and Chief Financial Officer at the Company since June of 2005. Mr. Alleman is a partner in the Denver office of Tatum LLC, a national firm of experienced executives serving as full-time, part-time, interim, project, or on-staff professionals to provide executive solutions to companies undertaking significant change. Mr. Alleman has over 25 years of experience in financial management, with 10 years of experience in leading international accounting firms. For nine years prior to joining Tatum, Mr. Alleman served as Vice President and Chief Financial Officer with Centuri Corporation in Penrose, Colorado. Mr. Alleman will remain a partner in Tatum, which will allow Simtek access to a variety of professional resources provided by Tatum to its clients. Mr. Alleman holds a Bachelors Degree in Accounting from Seton Hall University and became a Certified Public Accountant in the State of New Jersey in 1980.


Audit Committee

     The Board has established an Audit Committee as one of the three standing committees of the Board. The Audit Committee consists of Robert Keeley as the chairperson, and Alfred Stein. The Audit Committee assists the Board in its oversight of the integrity of the Company's accounting, auditing, and reporting practices. Our Board has determined that Dr. Keeley has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by applicable SEC rules. All members of the Audit Committee are "independent" under current Nasdaq Stock Market, Inc. listing standards.


Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, based solely upon a review of reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all filing requirements applicable to officers, directors and greater than 10% beneficial owners of our common shares under
Section 16(a) of the Securities Exchange Act of 1934, as amended, were complied with except as noted below. Mr. Blomquist filed one amendment to Form 4 on October 25, 2005 (which amended a Form 4 previously filed on July 1, 2005, with respect to a transaction occurring on May 9, 2005 and May 17, 2005).

Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, the Chief Financial Officer, and the Controller, as well as to our directors and employees. The Code of Business Conduct and Ethics can be found at our Internet website at www.simtek.com. In the event that we make changes in, or provide waivers of, the provisions of the Code of Business Conduct and Ethics that the SEC requires us to disclose, we intend to disclose these events on our website. A copy of our Code of Business Conduct and Ethics is available for any person, without charge, upon request, by addressing your request to: Simtek Corporation, 4250 Buckingham Dr. #100, Colorado Springs, CO 80907, Attention: Investor Relations.

Item 11: Executive Compensation

     The following table sets forth information for each of our last three fiscal years with respect to the annual and long-term compensation of the individuals acting as the Chief Executive Officer during the fiscal year ended December 31, 2005. There were no other executive officers of the Company who served during any part of 2005 whose annual salary and bonus for the fiscal year ended December 31, 2005 exceeded $100,000.

                           Summary Compensation Table

                                                                                               Long Term
                                                                                             Compensation
                                                     Annual Compensation                         Awards
                                   -------------------------------------------------------   -------------

                                                                                               Securities
                                                                            Other Annual       Underlying
Name and Principal Position         Year       Salary ($)    Bonus ($)     Compensation ($)      Options
---------------------------         ----       ----------    ---------     ----------------    ----------
Harold A. Blomquist(1)              2005       $ 209,375      50,000           150,490          2,535,000
Chief Executive Officer,            2004       $      --          --                --                 --
President and Chairman of           2003       $      --          --                --                 --
the Board

Douglas M. Mitchell(2)              2005       $ 174,922          --           118,027                 --
Chief Executive Officer, Chief      2004       $ 175,000          --                --                 --
Financial Officer (acting) and      2003       $ 175,000          --                --            200,000
President

(1)  Mr. Blomquist became Chief Executive Officer and President on May 9, 2005.

(2) Mr. Mitchell resigned as Chief Executive Officer, Chief Financial Officer (acting) and President on May 9, 2005.

Option Grant Table

     The following table sets forth certain information with respect to options granted by us during the fiscal year ended December 31, 2005 to the individuals named in the summary compensation table above.

                                           Shares
                                         subject to
                                           Options                                                Potential Realizable
                             Shares      Granted to                   Market                        Value at Assumed
                           Subject to     Employees                  Price per                    Annual Rate of Stock
                             Options      in Fiscal     Exercise     Share on                      Price Appreciation
                           Granted in     Year % of    Price Per      Date of     Expiration        for Option Term
Name                       Fiscal Year      Total        Share         Grant         Date             5%        10%
----                       -----------   ----------    ---------     ---------    -----------     ---------  ---------
Harold A. Blomquist(1)        35,000        2.29%        $0.62         $0.62      2/15/2012          $8,834    $20,587
Harold A. Blomquist        1,096,125       71.86%        $0.66         $0.66       5/9/2012        $294,514   $686,337
Harold A. Blomquist        1,403,875       92.03%        $0.54         $0.54      5/17/2012        $308,620   $719,210


(1)  Mr. Blomquist became Chief Executive Officer and President on May 9, 2005.

Year-End Option Table

     The following table sets forth, as of December 31, 2005, the number of shares subject to unexercised options held by the individuals named in the summary compensation table above. 2,030,556 exercisable options had an exercise price less than the last sale price of our common stock underlying the options as reported by the OTC Electronic Bulletin Board on the last trading day of the fiscal year ended December 31, 2005.

                                                                                            Value of Unexercised
                                                       Number of Unexercised Options      in-the-money Options at
                            Shares                           at Fiscal Year-End               Fiscal Year-End
                         --------------                ------------------------------- -------------------------------
                          Acquired on       Value       Exercisable    Unexercisable    Exercisable    Unexercisable
Name                     Exercise (#)   Realized ($)        (#)             (#)             ($)             ($)
------------------------ -------------- -------------- --------------- --------------- --------------- ---------------
Harold A. Blomquist(1)            0        $     0        622,361         2,013,889      $      0         $     0
Douglas M. Mitchell(2)      250,000        $ 9,866        553,333            16,667      $ 32,700         $ 2,500


(1)  Mr. Blomquist became Chief Executive Officer and President on May 9, 2005.

(2) Mr. Mitchell resigned as Chief Executive Officer, Chief Financial Officer (acting) and President on May 9, 2005.


Director Compensation Overview

     Beginning March 2004, each director who was not an employee received $1,500 for each meeting of the Board, attended in person, and $500 for each meeting of a committee of the Board. Beginning January 1, 2005, each director of the Board also received a $10,000 annual stipend; the stipend is paid quarterly. Until the Company has two consecutive quarters of net profit, the stipend is paid in restricted common stock. The cost per common share is calculated based on the average closing price of the Company's common stock during the 20 trading days prior to last day of each quarter. Commencing the first quarter after the Company has shown two consecutive quarters of audited net profit, the stipend will be paid in cash. Upon initial appointment or election to the Board, each newly appointed or elected member receives options to purchase 100,000 shares of the Company's common stock. Each member of the Board receives, within the first month of each calendar year, while serving as a member of the Board, a grant of options to purchase 35,000 shares of the Company's common stock. Along with the above compensation, the Chairman of the Board receives $4,000 per calendar quarter, as long as the Chairman is not an employee. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.


Employment Contracts and Termination of Employment Arrangements

     The material terms of Harold Blomquist's employment with the Company are as set forth below, as previously disclosed in Item 5.02(c) of the Current Report on Form 8-K filed on May 12, 2005. Mr. Blomquist will be employed for one year with automatic extensions for additional one-year periods unless otherwise terminated. Mr. Blomquist's base salary will be $325,000 per year and he will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary. In addition, Mr. Blomquist will receive a yearly bonus of options to purchase between 100,000 and 400,000 shares of the Company's common stock; the exact amount will be based on performance. Upon beginning employment, Mr. Blomquist received options to purchase 2.5 million shares of the Company's common stock and a $50,000 bonus. Within four months of beginning employment, Mr. Blomquist was required to purchase 200,000 shares of common stock from the Company, which Mr. Blomquist did on May 19, 2005. The agreement provided that for each share of common stock Mr. Blomquist purchased from the Company within six months of beginning employment, including the 200,000 shares he was required to purchase, the Company would grant him an additional share, up to a maximum of 500,000 matching shares. In addition to the 200,000 shares he purchased on May 19, 2005, Mr. Blomquist purchased 275,000 shares on November 9, 2005; in each case, the purchase price was determined by calculating the average close price for the five trading days prior to the purchase date. We issued an additional 475,000 shares of our common stock to Mr. Blomquist for no additional consideration to match these previous stock purchases. Upon termination, Mr. Blomquist will be restricted from competing against the Company for a period of 18 months. If Mr. Blomquist is terminated by the Company without cause, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits, and cash and stock bonuses for 18 months. If Mr. Blomquist terminates employment due to good cause or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months.

     Incident to Douglas Mitchell's resignation as director, Chief Executive Officer, President and Chief Financial Officer (acting) of Simtek, and as Chairman of the Board of Simtek's subsidiary, Q-DOT, Inc., Simtek entered into a

Separation Agreement, dated May 9, 2005 (the "Separation Agreement") with Mr. Mitchell. The Separation Agreement provides that for six months following the date of the Separation Agreement, Mr. Mitchell would receive a base salary (prorated from an annualized base salary of $225,000), and for an additional 12 months following the six months mentioned above, he will receive $1,875 per month in exchange for providing consulting services to Simtek. Mr. Mitchell's stock options will continue to vest and his vested stock options will remain exercisable during the period that he continues to receive his base salary and during the period that he provides consulting services to Simtek. Per the terms of the Separation Agreement, the Company granted to Mr. Mitchell 150,000 shares of common stock on June 15, 2005 and 50,000 shares of common stock on November 25, 2005. The Separation Agreement also contains a mutual release.


Compensation Committee Interlocks and Insider Participation

     The Compensation Committee, during fiscal year 2005, consisted of Ronald Sartore, Robert Pearson, Douglas Mitchell (until May 2005) and Harold Blomquist (beginning May 2005). Mr. Mitchell was our Chief Executive Officer, President and Chief Financial Officer (acting), as well as the Chairman of our subsidiary, Q-DOT, Inc., until he resigned from such positions on May 9, 2005. Mr. Blomquist has been the Chairman of our Board of Directors since October 2003, and has been our Chief Executive Officer and President since May 9, 2005. On June 28, 2005, we issued to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC, which are managed by RENN Capital Group, warrants to purchase 200,000 shares of our common stock at $0.50 per share with an exercise period of 5 years. These warrants were issued in exchange for an agreement to delay making principal redemption installments under the 7.50% Convertible Debentures issued by Simtek in 2002 in the aggregate principal amount of $3,000,000. In connection with the sale of $11,000,000 of our common stock on December 30, 2005, instead of lowering the conversion price of the Convertible Debentures, as required by the terms of the Convertible Debentures, from $0.312 per share to $0.16 per share as a result of the December 30, 2005 offering at $0.16 per share, we agreed with the RENN Capital Group that the conversion price would only be lowered to $0.22 per share as a result of the December 30, 2005 offering. As a result, instead of just 9,615,384 shares issuable upon conversion of the Convertible Debentures (which would be the case were the conversion price still $0.312 per share), there are currently a total of 13,636,364 shares of common stock that are issuable upon conversion of the debentures as a result of the reduction of the conversion price to $0.22 per share. Also on December 30, 2005, we issued a total of 9,375,000 shares of common stock to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC in exchange for a total of $1,500,000. RENN Capital Group is the agent for these three investment funds. One of our directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital Group.

Item 12: Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Securities Authorized For Issuance Under Equity Compensation Plans

     The information concerting securities authorized for issuance under equity compensation plans is included in Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K under the caption "Equity Compensation Plan Information".


Security Ownership of Certain Beneficial Owners and Management

         The able below sets forth information regarding ownership of our common stock as of April 25, 2006 by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each current or former executive officer named in the summary compensation table, and by all directors and current executive officers as a group. Shares issuable within sixty days after April 25, 2006 upon the exercise of options, warrants or debentures are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, warrants or debentures but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership of common stock prior to and after the offering is based on 146,920,823 shares of common stock outstanding as of March 31, 2006.

                                            Amount and Nature
Name and Address                              of Beneficial        Percent of
of Beneficial Owner                             Ownership             Class
-------------------                          ------------------    ----------

Robert H. Keeley                                  180,007 (1)              *
P. O. Box 240
Hillside, CO 81232

Harold A. Blomquist                             1,993,534 (2)          1.35%
3935 Serenity Place
Colorado Springs, CO 80908

Robert Pearson                                    110,007 (3)              *
8080 N. Central Expressway,
  Suite 210-LB59
Dallas, TX 75203

Ronald Sartore                                    257,924 (4)              *
14445 Cypress Point
Poway, CA 92064

Alfred Stein                                      198,924 (5)              *
410 Old Oak Court
Los Altos, CA 94022

Brian Alleman                                      27,778 (6)              *
12861 Serenity Park
Colorado Springs, CO 80907

Douglas Mitchell                                  839,386 (7)              *
1775 Sunshine Circle
Woodland Park, CO 80863

Renaissance Capital Growth &
   Income Fund III, Inc.                        9,537,782 (8)          6.28%
c/o RENN Capital Group
8080 N. Central Expressway,
   Suite 210-LB59
Dallas, TX 75203

Renaissance US Growth Investment
   Trust PLC                                    9,537,783 (9)          6.28%
c/o RENN Capital Group
8080 N. Central Expressway,
   Suite 210-LB59
Dallas, TX 75203

BFSUS Special Opportunities Trust PLC.          8,537,783 (10)         5.62%
c/o RENN Capital Group
8080 N. Central Expressway,
   Suite 210-LB59
Dallas, TX 75203

SF Capital Partners, Ltd                       10,107,367              6.88%
3600 South Lake Drive
St. Francis, WI 53235

Cypress Semiconductor Corporation              21,796,428 (11)        13.46%
3901 N. First Street
San Jose, CA 95134

Crestview Capital Master LLC                   24,687,500             16.80%
95 Revere Drive, Suite A
Northbrook, IL 60062

Big Bend XXVII Investments, L.P.               14,375,000              9.78%
3401 Armstrong Avenue
Dallas, TX 75205-4100

Toibb Investment LLC                           11,875,000              8.08%
6355 Topanga Canyon Blvd., Suite 335
Los Angeles, CA 91367

All current executive officers and
directors as a group                            2,768,174 (12)         1.86%
  (6 persons)

----------------------
*    Less than one percent.

(1) Includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares. Includes 121,250 shares issuable upon exercise of options. Includes 33,757 shares of restricted common stock that are due, but have not been issued to Mr. Keeley as part of his directors' compensation for the period January 1, 2005 through March 31, 2006.

(2) Includes 800 shares of our common stock that Mr. Blomquist's son personally owns and includes 1,039,028 shares issuable upon exercise of options. Includes 3,706 shares of restricted common stock that are due, but have not been issued to Mr. Blomquist as part of his directors' compensation for the period January 1, 2005 through March 31, 2005, the end of the last quarter before the date he became our chief executive officer.

(3) Includes 76,250 shares issuable upon exercise of options. Includes 33,757 shares of restricted common stock that are due, but have not been issued to Mr. Pearson as part of his directors' compensation for the period January 1, 2005 through March 31, 2006.

(4) Includes 164,167 shares issuable upon exercise of options. Includes 33,757 shares of restricted common stock that are due, but have not been issued to Mr. Sartore as part of his directors' compensation for the period January 1, 2005 through March 31, 2006.

(5) Includes 164,167 shares issuable upon exercise of options. Includes 33,757 shares of restricted common stock that are due, but have not been issued to Mr. Stein as part of his directors' compensation for the period January 1, 2005 through March 31, 2006.

(6)  Includes 27,778 shares issuable upon exercise of options.

(7) Includes 470,000 shares issuable upon exercise of options. Mr. Mitchell resigned as an officer and director of Simtek and Q-DOT, Inc. on May 9, 2005.

(8) Assumes conversion, at a conversion price of $0.22 per share, of debentures issued to Renaissance Capital Growth & Income Fund III, Inc. for 4,545,455 shares of our common stock. Assumes exercise of warrants held by Renaissance Capital Growth & Income Fund III, Inc. for 316,666 shares of our common stock. Includes 66,666

(9) Assumes conversion, at a conversion price of $0.22 per share, of debentures issued to Renaissance US Growth & Investment Trust PLC for 4,545,455 shares of our common stock. Assumes exercise of warrants held by Renaissance US Growth Investment Trust PLC for 316,667 shares of our common stock.

(10) Assumes conversion, at a conversion price of $0.22 per share, of debentures issued to BFSUS Special Opportunities Trust PLC for 4,545,455 shares of our common stock. Assumes exercise of warrants held by BFSUS Special Opportunities Trust PLC for 316,667 shares of our common stock.

(11) Assumes exercise of warrants held by Cypress for 15,055,612 shares of our common stock.

(12) Includes 1,592,640 shares issuable upon exercise of options. Includes 138,734 shares of restricted stock required to be issued for director compensation. Includes 10,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley, with respect to which Mr. Keeley disclaims beneficial ownership. Includes 800 shares of our common stock that Mr. Blomquist's son personally owns. Does not include the 27,613,348 shares beneficially owned by Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group is agent for these three investment funds. Mr. Robert Pearson is a Senior Vice President of RENN Capital Group. Mr. Pearson also holds the position of a director on Simtek's board of directors.


Item 13:  Certain Relationships and Related Transactions
--------------------------------------------------------

     On July 1, 2002, we received a total of $3,000,000 from Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC (collectively, the "RENN Entities") in return for issuing 7.5% convertible debentures with an aggregate principal amount of $3,000,000. The convertible debentures have a maturity date of June 28, 2009 and originally had a conversion rate of $0.312, which would have resulted in 9,615,384 shares being issued upon conversion. In connection with the sale of $11,000,000 of our common stock on December 30, 2005, instead of lowering the conversion price of the 2002 convertible debentures, as required by the terms of the 2002 convertible debentures, from $0.312 per share to $0.16 per share as a result of the December 30, 2005 offering at $0.16 per share, we agreed with the RENN Entities that the conversion price would only be lowered to $0.22 per share as a result of the December 30, 2005 offering. As a result, instead of just 9,615,384 shares issuable upon conversion of the 2002 debentures

(which would be the case were the conversion price still $0.312 per share), there are currently a total of 13,636,364 shares of common stock that are issuable to the RENN Entities upon conversion of the debentures as a result of the reduction of the conversion price to $0.22 per share. Also on December 30, 2005, we issued 9,375,000 shares of common stock to the RENN Entities in exchange for $1,500,000. On June 28, 2005, we issued warrants to purchase 200,000 shares of our common stock to the RENN Entities in exchange for a waiver of certain provisions relating to the 7.5% debentures. These warrants have 5-year terms with an exercise price of $0.50 per share. RENN Capital Group, Inc. is the agent for the RENN Entities. One of our directors, Mr. Robert Pearson, holds the position of Senior Vice President of RENN Capital Group, Inc.

     On October 12, 2004, we issued in a private placement to SF Capital Partners Ltd. 3,857,367 shares of our common stock and a warrant to acquire 2,063,984 shares of our common stock. The warrant has a 5-year term and originally had an exercise price of $0.627 per share. In connection with the sale of $11,000,000 of our common stock on December 30, 2005, we agreed with SF Capital Partners Ltd. that in exchange for their waiver of certain participation rights held by them in connection with the December 30, 2005 offering, the exercise price of their warrant to acquire 2,063,984 shares of our common stock would be lowered from $0.627 per share to $0.265 per share. Also on December 30, 2005, we issued 6,250,000 shares to SF Capital Partners Ltd. in exchange for $1,000,000. As of the date of this report, SF Capital Partners Ltd. owns 10,107,367 shares as a result of the October 12, 2004 and December 30, 2005 transactions, and has a warrant to purchase 2,063,984 shares with an exercise price of $0.265 per share as a result of the October 12, 2004 transaction. By its terms, the warrant issued to SF Capital Partners Ltd. may not be exercised if the exercise would cause SF Capital Partners Ltd. to be a 5% or more holder of all of our outstanding common stock; however, SF Capital Partners Ltd. may waive such restriction on 61 days notice to us. Given the number of shares of our common stock that SF Capital Partners Ltd. holds as of the date of this report, SF Capital Partners Ltd. cannot exercise such warrant unless it waives the restriction and gives us 61 days notice of the waiver; as such, the 2,063,984 shares issuable under the warrant are not included in SF Capital Partner Ltd.'s entry in the "Security Ownership of Certain Beneficial Owners and Management" table above under the column entitled "Amount and Nature of Beneficial Ownership."

     On May 4, 2005, we received $4,000,000 from Cypress in return for issuing 6,740,816 shares of our common stock and warrants to acquire 5,055,612 shares of our common stock. The warrants have a 10-year term with an exercise price of $0.7772. On March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from us to develop and manufacture standard, custom and embedded nvSRAM products, we agreed with Cypress to co-develop certain nvSRAM products and Cypress agreed to pay us $4 million in pre-paid royalties paid in certain installments. Under the License and Development Agreement, we issued on March 24, 2006 a warrant granting Cypress the right to purchase 10 million shares of our common stock. We also agreed to issue, upon payment by Cypress of an installment of pre-paid royalties on June 30, 2006. a warrant granting Cypress the right to purchase 5 million shares of our common stock and we agreed to issue, upon payment by Cypress of an installment of pre-paid royalties on December 31, 2006, a warrant granting Cypress the right to purchase 5 million shares of our common stock. Each of these warrants has, or will have when issued, an exercise price per share of $0.75 with a term of 10 years from the date of issuance.

     On May 19, 2005 and pursuant to his employment agreement with us, Mr. Harold Blomquist, our President and Chief Executive Officer, purchased 200,000 shares of our common stock directly from us at a purchase price of $0.542 per share. On November 9, 2005 and pursuant to his employment agreement with us, Mr. Blomquist purchased 275,000 shares of our common stock directly from us at a purchase price of $0.298 per share. In each case, the purchase price was determined by calculating the average close price for the five trading days prior to the purchase date. On January 20, 2006 and also pursuant to his employment agreement with us, we issued an additional 475,000 shares of our common stock to Mr. Blomquist for no additional consideration to match his previous stock purchases.

     On December 30, 2005, as part of our sale of $11,000,000 of our common stock, we issued (in addition to the shares issued to SF Capital Partners Ltd. and the RENN Entities on such date, as described above, as well as certain other individual and institutional investors): Crestview Capital Master LLC 24,687,500 shares in exchange for $3,950,000; Big Bend XXVII Investments, L.P. 14,375,000 shares for $2,300,000; and Toibb Investment LLC 11,875,000 shares for $1,900,000.


Item 14. Principal Accounting Fees and Services
-----------------------------------------------

     Hein & Associates LLP served as the Company's principal accountants for the fiscal year ended December 31, 2005, and the board has selected Hein & Associates LLP as Simtek's principal accountants for the 2006 fiscal year.


Audit Fees

     Simtek was billed an aggregate of approximately $101,014 and approximately $86,173 in fees for professional services rendered during the fiscal years ended December 31, 2005 and December 31, 2004, respectively, in connection with the audit of Simtek's consolidated financial statements for such fiscal years and the reviews of the financial statements included in Simtek's Forms 10-Q and 10-QSB for such fiscal years and statutory and regulatory filings or engagements for such years.


Audit-Related Fees

     Simtek was billed $11,846 and $4,500 for assurance and related services by Hein & Associates LLP during the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

Tax Fees

     Simtek was billed an aggregate of $12,100 and $15,200 in fees for professional services rendered during the fiscal year ended December 31, 2005 and December 31, 2004, respectively, for tax compliance and tax advice. The nature of the tax services comprising such fees was in connection with tax compliance (including U.S. federal and state returns) and tax consulting.


All Other Fees

     Hein & Associates LLP did not bill the Company for any other services rendered to Simtek for the fiscal years ended December 31, 2005 and December 31, 2004.


Pre-Approval Policies and Procedures

     All audit and audit-related services, tax services and other services were pre-approved by the audit committee of our board of directors. The audit committee's pre-approval policy provides for pre-approval of all audit, audit-related, tax and all other services provided by Hein & Associates LLP. The audit committee concluded that such services by Hein & Associates LLP were compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

Item 15: Exhibits
-----------------

    21.1       Subsidiaries of the registrant

    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive

    31.2 Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

    32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive

    32.2 Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on April 27, 2006.

                                       SIMTEK CORPORATION



                                       By: /s/Harold Blomqusit
                                           -------------------------------------
                                           Harold Blomquist
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 27, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                 TITLE


/s/ Harold Blomquist
---------------------------------
Harold Blomquist                          Chief Executive Officer and President


/s/Brian Alleman
---------------------------------
Brian Alleman                             Chief Financial Officer


/s/Harold Blomquist
---------------------------------
Harold Blomquist                          Chairman of the Board


/s/Robert Keeley
---------------------------------
Robert H. Keeley                          Director


/s/Alfred Stein
---------------------------------
Alfred Stein                              Director

                                  EXHIBIT INDEX



Exhibit Number      Description
--------------      -----------

      21.1          Subsidiaries of the registrant

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