Form 10-Q
period 2006-03-31
SIMTEK CORP
filed 2006-05-15
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2006
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

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

The total number of shares of Common Stock issued and outstanding as of May 10, 2006 was 147,130,823.

                               SIMTEK CORPORATION

                                      INDEX

                      For the Quarter Ended March 31, 2006

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                 Page
                                                                           ----
         Condensed Consolidated Balance Sheets as of March 31, 2006
         and December 31, 2005                                                3

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005                           4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005                           5

         Notes to Condensed Consolidated Financial Statements              6-13

    ITEM 2
         Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

    ITEM 3
         Quantitative and Qualitative Disclosures about Market Risk          20

    ITEM 4
         Controls and Procedures                                             21

PART 2. OTHER INFORMATION

    ITEM 1       Legal Proceedings                                           22

    ITEM 2       Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                 22

    ITEM 3       Defaults Upon Senior Securities                             22

    ITEM 4       Submission of Matters to a Vote of Security Holders         22

    ITEM 5       Other Information                                           22

    ITEM 6       Exhibits and Reports on Form 8-K                            22

SIGNATURES                                                                   23




                                                 SIMTEK CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except par value and share amounts)

                                                     ASSETS
                                                     ------
                                                                             March 31, 2006      December 31, 2005
                                                                             --------------      -----------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  2,814              $  1,766
     Restricted investments                                                        2,281                 2,281
     Accounts receivable - trade, net                                              2,854                 1,456
     Inventory, net                                                                2,572                 2,068
     Prepaid expenses and other current assets                                       115                    99
     Deposits                                                                         --                   600
                                                                                --------              --------
         Total current assets                                                     10,636                 8,270
EQUIPMENT AND FURNITURE, net                                                         621                   571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                     103                   111
GOODWILL                                                                             914                   876
NON-COMPETITION AGREEMENT                                                          8,459                 8,910
OTHER ASSETS                                                                          37                    20
                                                                                --------              --------
     TOTAL ASSETS                                                               $ 20,770              $ 18,758
                                                                                ========              ========

                                          LIABILITES AND SHAREHOLDERS' EQUITY
                                          -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $  3,049              $  2,822
     Accrued expenses                                                              1,022                 1,419
     Accrued vacation payable                                                        172                   145
     Accrued wages                                                                   152                    40
     Obligation under capital leases                                                  --                    13
     Debentures, current                                                             360                   240
     Prepaid royalty                                                               1,035                    --
                                                                                --------              --------
         Total current liabilities                                                 5,790                 4,679
DEBENTURES, NET OF CURRENT                                                         2,640                 2,760
                                                                                --------              --------
     Total liabilities                                                             8,430                 7,439
Temporary equity, consisted of 68,750,000 shares of common stock,
     $0.01 par value, subject to cash penalties under registration rights
     agreements, net of financing costs of $667,542                               10,332                 8,459
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                  --                    --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         78,170,823 and 78,160,823 shares issued and outstanding
         at March 31, 2006 and December 31, 2005, excluding
         temporary equity                                                            782                   782
     Additional paid-in capital                                                   49,366                48,282
     Treasury stock, at cost; 10,000 shares                                          (13)                  (13)
     Accumulated deficit                                                         (48,127)              (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            --                    --
                                                                                --------              --------
         Total shareholders' equity                                                2,008                 2,860
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 20,770              $ 18,758
                                                                                ========              ========


       The accompanying notes are an integral part of these condensed consolidated financial statements.



                                       SIMTEK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                      (Amounts in thousands, except share and per share amounts)

                                                                         For the three months ended March 31,
                                                                         ------------------------------------
                                                                            2006                       2005
                                                                            ----                       ----
NET SALES                                                             $       4,743                $       2,976

     Cost of sales                                                            3,470                        2,071
                                                                      -------------                -------------

GROSS MARGIN                                                                  1,273                          905

OPERATING EXPENSES:
     Research and development costs                                           1,545                        1,145
     Sales and marketing                                                        944                          401
     General and administrative                                                 699                          293
                                                                      -------------                -------------

                  Total operating expenses                                    3,188                        1,839
                                                                      -------------                -------------

LOSS FROM OPERATIONS                                                         (1,915)                        (934)

OTHER INCOME (EXPENSE):
     Interest income                                                             40                            5
     Interest expense                                                           (60)                         (57)
     Other expense                                                               (1)                          (1)
                                                                      -------------                -------------

                  Total other expense                                           (21)                         (53)
                                                                      -------------                -------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                       (1,936)                        (987)

     Provision for income taxes                                                  --                           --
                                                                      -------------                -------------

LOSS FROM CONTINUING OPERATIONS                                              (1,936)                        (987)

LOSS FROM DISCONTINUED OPERATIONS                                                --                          (26)
                                                                      -------------                -------------

NET LOSS                                                              $      (1,936)               $      (1,013)
                                                                      =============                =============

NET LOSS PER COMMON SHARE:
         Basic and diluted
     Loss from continuing operations                                  $        (.01)               $        (.02)
     Loss from discontinued operations                                $          --                $          --
                                                                      -------------                -------------
     Total                                                            $        (.01)               $        (.02)
                                                                      =============                =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                  146,920,823                   62,934,158
                                                                      =============                =============


        The accompanying notes are an integral part of these condensed consolidated financial statements.



                                     SIMTEK CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                   (Amounts in thousands)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                  2006               2005
                                                                                  ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                   $(1,936)           $(1,013)
     Loss from discontinued operations                                               --                 26
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                              107                111
         Expense related to stock options                                           119                 --
         Amortization of non-competition agreement                                  451                 --
         Net change in allowance accounts                                           353                 49
         Deferred financing fees                                                      8                  4
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                (1,387)               981
              Inventory                                                            (943)              (500)
              Prepaid expenses and other                                            567                 44
          Increase (decrease) in:
              Accounts payable                                                      224               (255)
              Accrued expenses                                                     (178)                22
              Prepaid royalty                                                     1,035                 --
                                                                                -------            -------
         Net cash used in operating activities of continuing operations          (1,580)              (531)
         Net cash provided by operating activities of discontinued
              operations                                                             --                  4
                                                                                -------            -------
         Net cash used in operating activities                                   (1,580)              (527)
                                                                                -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                      (157)              (186)
     Purchase of certain assets from ZMD                                            (38)                --
                                                                                -------            -------
     Net cash used in investing activities of continuing operations                (195)              (186)
     Net cash used in investing activities of discontinued operations                --                (23)
                                                                                -------            -------
     Net cash used in investing activities                                         (195)              (209)
                                                                                -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                           (13)               (13)
     Funds receiving from December 2005 equity financing, net                     1,874                 --
     Warrants issued for license rights                                             965                 --
     Exercise of stock options                                                       --                 58
                                                                                -------            -------
     Net cash provided by financing activities                                    2,826                 45
                                                                                -------            -------

Effect of exchange rate changes on cash                                              (3)                --
                                                                                -------            -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,048               (691)
CASH AND CASH EQUIVALENTS, beginning of period                                    1,766              2,147
                                                                                -------            -------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,814            $ 1,456
                                                                                =======            =======
Cash paid for interest                                                          $    56            $    57
                                                                                =======            =======


     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements include the accounts of Simtek and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-K and Annual Report and Form 10-K/A for Simtek Corporation ("Simtek" or the "Company") filed on April 7, 2006 and April 28, 2006, respectively for fiscal year 2005.

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

     Stock-Based Compensation
     ------------------------

     Adoption of SFAS 123(R)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the quarterly period ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

         The adoption of SFAS 123(R) resulted in stock compensation expense for the quarterly period ended March 31, 2006 of $119,000 to loss from continuing operations and loss before income taxes. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes the effects of the share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's stock option plan.

                                                                  Three Months
                                                                      Ended
                                                                  March 31, 2006
                                                                  --------------

(In thousands except per share amounts)
---------------------------------------
Research and development                                            $      39
Sales and marketing                                                        16
General and administrative                                                 64
                                                                    ---------
Share-based compensation effect on loss from continuing
     operations before provision for income taxes                   $     119
Provision for income taxes                                                  -
                                                                    ---------
Net share-based compensation effects on net loss                    $     119
                                                                    =========

Share-based compensation effects on basic and diluted loss
     per common share                                               $       -
                                                                    =========
Share-based compensation effects on cash flow from operations       $     119
                                                                    =========

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the first quarter of 2006 was insignificant. The expected option term was calculated using the "simplified" method permitted by SAB 107.

     SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 7 - Taxes from the Company's report on Form 10-K for the period ending December 31, 2005, as a result of the Company's net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2006.

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31,
2005

     Prior to January 1, 2006, as permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net loss and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method for the quarter ending March 31, 2005, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                                  Three Months
                                                                  ------------
                                                                 Ended March 31,
                                                                 ---------------
                                                                      2005
                                                                      ----
(In thousands except per share amounts)

Net loss as reported                                               $ (1,013)
     Add: Stock based compensation included in reported
     Net loss                                                             -
     Deduct: Fair value of stock based compensation                    (141)
                                                                   --------
     Proforma net loss                                             $ (1,154)
                                                                   ========

Net loss as reported - basic and diluted                           $   (.02)
Proforma net loss - basic and diluted                              $   (.02)

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Quarterly Period Ended March 31, 2006

     The Company adopted a Non-Qualified Stock Option Plan in 1994, as amended, that authorizes 18,600,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provides for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans are 10 years and options granted to employees expire three months after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years. None of the options may be exercised during the first six months of the option term.

         The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

                                                                                   Outstanding Options
                                                                -------------------------------------------------------------
                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Remaining
                                                                                    Weighted      Contractual       Aggregate
                                                                Number of            Average         Term           Intrinsic
                                                                  Shares         Exercise Price   (in years)          Value
                                                                ---------        --------------   -----------       ----------
Options outstanding at January 1, 2006.............             7,969,363             $0.62
  Granted..........................................               640,000              0.27
  Exercised........................................                     -                 -                                -
  Cancelled or forfeited...........................              (120,000)            (1.25)
                                                                ---------
Options outstanding at March 31, 2006..............             8,489,363             $0.56          3.63
                                                                =========             =====          ====           =========

Options exercisable at March 31, 2006..............             5,193,252             $0.65          3.63
                                                                =========             =====          ====           =========

     There were no options exercised in the period ended March 31, 2006. Shares available for grant under the Plan as of March 31, 2006 were 5,665,017.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Stock options outstanding and currently exercisable at March 31, 2006 are as follows:


                           Outstanding                                                      Exercisable
    --------------------------------------------------------------------------- ------------------------------------
                                        Weighted Average
                         ------------------------------------------------------
                                               Remaining          Weighted
                             Number        Contractual Life       Average            Number         Weighted Average
      Exercise Price       Outstanding         in Months       Exercise Price      Exercisable       Exercise Price
    ------------------- ------------------ ------------------ ----------------- ------------------ ------------------
     $0.14-$0.35           1,780,188             34             $     0.23          1,140,188        $     0.20

     $0.365-$0.60          3,267,716             53             $     0.46          1,403,251        $     0.45

     $0.62-$0.90           2,364,125             59             $     0.66          1,572,479        $     0.66

     $1.125-$1.53            927,334             37             $     1.26            927,334        $     1.26

     $1.90                   150,000             59             $     1.90            150,000        $     1.90
                             -------                                                  -------

                           8,489,363                                                5,193,252
                           =========                                                =========


     Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $1 million, which is expected to be recognized over the next three years.

        The weighted average per share fair value of stock options granted during the quarterly periods ending March 31, 2006 and 2005 was $0.1727 and $0.3856, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2006            2005
                                                    -------------   ------------
     Volatility                                           85%            83%
     Expected option term                              4  years        4 years
     Risk-free interest rate                             4.59%          3.54%
     Expected dividend yield                               0%             0%


     Modifications of Stock Options Granted

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the non-competition agreement is being amortized on a straight-line basis over its five-year life. The Company recorded an expense, for the amortization, of approximately $451,000 to sales and marketing for the three months ended March 31, 2006.

     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of March 31, 2006 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and Liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss).

2.   Liquidity

     During the three months ended March 31, 2006 and the twelve months ended December 31, 2005, the Company incurred a net loss of approximately $1,936,000 and $5,785,000, respectively and has an accumulated deficit of $48,127,000 as of March 31, 2006. The Company was also not in compliance with its debentures throughout 2005 and the first three months of 2006, but was successful in obtaining waivers through April 1, 2007 from the debenture holders. The Company will issue the debenture holders a total of 50,000 warrants for receipt of the waiver. The Company has working capital of approximately $4,846,000 as of March 31, 2006.

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



3.   Revenue Recognition

     Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado or Dresden, Germany), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, the Company is reasonably assured that collectibility on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits we have issued under these reserves.

4.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at March 31, 2006 and December 31, 2005 included:

                                           March 31, 2006     December 31, 2005
     (In Thousands)

     Raw Materials                            $    67             $    33
     Work in progress                           1,476               1,096
     Finished Goods                             1,588               1,056
                                              -------             -------
                                                3,131               2,185
     Less reserves for excess inventory          (559)               (117)
                                              -------             -------
                                              $ 2,572             $ 2,068
                                              =======             =======

5.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Through March 31, 2006, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On May 10, 2006, the Company received a waiver for the two covenants through April 1, 2007. The Company will issue the debenture holders a total of 50,000 warrants for receipt of the waiver. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $0.312. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $0.16 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $0.22 per share. Based on the conversion rate of $0.22 per share, each RENN investment fund is entitled to 4,545,455 shares upon conversion.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


      On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount will commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 200,000 shares of Simtek common stock at $0.50 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $4,000 as additional interest expense for the three months ending March 31, 2006.

6.   Prepaid Royalty

     On March 24, 2006, the Company entered into a Development and License Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in pre-paid royalties of which $2 million was paid upon signing of the agreement and $1 million is payable on each of June 30, 2006 and December 31, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the Development and License Agreement, the Company agreed to issue to Cypress, warrants to purchase 20 million shares of the Company's common stock for $0.75 per share. The warrants have a ten year life. The warrants will be issued upon receipt of each of the prepaid royalty amounts. As of March 31, 2006, the Company received $2,000,000 from Cypress in pre-paid royalties. In addition, the Company has issued warrants to purchase 10 million shares of common stock. The value of the warrants issued of $965,000 was determined by an independent valuation firm and has been recorded as a reduction of the prepaid royalties and an increase in additional paid in capital. The net balance of prepaid royalties of $1,035,000 will be recognized as revenue over the term of the agreement.

7.       Geographic Concentration

         Sales of the Company's semiconductor products by location for the three months ended March 31, 2006 and 2005 were as follows:

                                                          Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                          2006              2005
                                                          ----              ----

     United States                                         19%               28%
     Europe                                                28%               17%
     Far East                                              44%               44%
     All Others                                             9%               11%
                                                          ----              ----
                                                          100%              100%
                                                          ====              ====

8.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:


                                                  Foreign Currency
                                               Translation Adjustment

         Balance at January 1, 2006                  $       -
         Current period change                               -
                                                     ---------
         Balance March 31, 2006                      $       -

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




9.   Discontinued Operation

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

     In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, the costs and expenses and assets and liabilities of the discontinued operation have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and Consolidated Balance Sheets. In addition, certain of the Notes to the Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

                               SIMTEK CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis in this quarterly report on Form 10-Q is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2005 Form 10-K. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

                               SIMTEK CORPORATION



     We record an allowance for sales returns as a net adjustment to customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon actual reported distributor inventory levels. The contracts we have with certain of our distributors generally allow them to return to us a 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands. At times, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions.

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

     Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment. We performed goodwill impairment testing as of March 31, 2006, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform periodic and annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

Overview

     Total unit shipments of our semiconductor memory products increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our net revenue was $4,743,000 for the three months ended March 31, 2006 up from the $2,976,000 for the comparable period of 2005, an approximate

                               SIMTEK CORPORATION



59% increase. This increase was due primarily to increased product demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

     An approximate decrease of 3% in gross margin percentage and increased operating expenses had an impact on our profitability for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in operating expenses includes non-cash charges of $448,000 for amortization of the non-compete agreement with ZMD and $119,000 for expenses related to employee stock options, plus first-time operating expenses of $225,000 for our European subsidiary, Simtek GmbH.

     Consolidated revenue for the first quarter of 2006 of $4,743,000 compared to $2,794,000 in the fourth quarter of 2005, an increase of 70 percent, reflecting the effects of adding the nvSRAM business that was acquired from ZMD, as well as increasing demand. Net loss for the first quarter of 2006 was $1,936,000, or $0.01 per share, compared to a net loss of $1,851,000, or $0.02 per share, in the fourth quarter of 2005. Net loss in the first quarter includes non-cash charges of $448,000 for amortization of the non-compete agreement with ZMD, and $119,000 for expenses related to employee stock options, plus "first-time" operating expenses of approximately $225,000 for Simtek GmbH. There were no comparable charges in the fourth quarter of 2005 for these three first-quarter 2006 charges.

Results of Operations:

     Revenues

     The following table sets forth our net revenues for semiconductor devices by product markets for the three months ended March 31, 2006 and 2005 (in thousands):

                                                               Three Months Ended
                                                                     March 31,
                                                     ---------------------------------------
                                                        2006           2005         Variance
                                                        ----           ----         --------
     Commercial                                       $  3,951      $   2,407       $  1,544
     High-end industrial and military                      792            569       $    223
                                                      --------      ---------       --------

     Total Semiconductor Revenue                      $  4,743      $   2,976       $  1,767
                                                      ========      =========       ========

     Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenues increased by $1,544,000 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. As stated previously, this increase was due primarily to increased product demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005. Other factors affecting the increase were an increase in unit shipments partially offset by a slight decrease in average selling prices, which was primarily due to increased price competition at our largest, high-volume customers and their subcontractors. Unit shipments increased due to increased product demand and the addition of the product line purchased at the end of 2005.

                               SIMTEK CORPORATION



     High-end industrial and military product revenues accounted for an increase of approximately $223,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was due to the addition of new customer demand for our products and increased pricing to certain of our customers for industrial and military products..

     One distributor and one direct customer together accounted for approximately 23% of our revenue for the quarter ended March 31, 2006. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.

Cost of Sales and Gross Margin

     We recorded cost of sales of $3,470,000 and $2,071,000 for the three months ended March 31, 2006 and 2005, respectively. These costs reflect an approximate 3% decrease in gross margin percentages for the three months ended March 31, 2006 as compared to the same period in 2005. Actual gross margin percentages for the three months ended March 31, 2006 and March 31, 2005 were 27% and 30% respectively. This decrease reflects the lower average selling prices described above, partially offset by reduced costs of the 1 megabit device.

Research and Development

     We believe that continued investments in new product development are required for us to remain competitive in the markets we serve. In 2005, our research and development department continued its efforts on the development, testing and qualification of our 1-megabit 3-volt nvSRAM with DBE. In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets. Final qualification of the smaller 256-kilobit and 256-kilobit with real time clock, and the 1-megabit version with real time clock, built on the 0.25-micron process at DBE is expected in the second quarter of 2006.

     During the first quarter of 2006, we continued the development of our next generation nvSRAM product family, in conjunction with Cypress, pursuant to the terms of the May 5, 2005 development agreement. This new product family will be based on Cypress' 0.13-micron "S8" process and we expect it will include memory densities up to and beyond 4-megabits. In the first quarter of 2006 we achieved our third major milestone under the development agreement, as scheduled. There were no similar expenses in the first quarter of 2005.

         As part of our strategic product development activities, on March 24, 2006, Simtek entered into a License and Development Agreement with Cypress which expands the agreement the two companies signed in May 2005. Under the terms of the new agreement:

o Cypress will retain the right to include nvSRAM functionality on future programmable system-on-chip (PSoC(TM)) and customized integrated circuits originally granted in the May 2005 agreement, and now with clearly defined royalty payments to Simtek for the use of its SONOS-based nvSRAM intellectual property;

o Simtek is granted the right to use certain intellectual property of Cypress in developing future generation nvSRAM products, including the jointly developed 0.13u SONOS-based CMOS process, advanced SRAM IP, design-related IP, design-for-manufacturability know-how; and other IP related to Cypress' advanced CMOS manufacturing processes and procedures;

o Simtek and Cypress agree to broad manufacturing support terms that will provide Simtek with a range of industry-leading manufacturing skills and know-how to enable cost-effective manufacturing of leading-edge SONOS nvSRAMs;

o Simtek and Cypress will extend the deployment of Simtek's proprietary nvSRAM technology, and work to establish SONOS as the preferred technology for high reliability, high endurance, and scaleable non-volatile products at 65nm and below;

o Simtek and Cypress will jointly develop and market a family of products utilizing Simtek's patented SONOS-based non-volatile technology for production using Cypress's advanced manufacturing processes.

                               SIMTEK CORPORATION


     Upon signing the agreement, Simtek received $2 million from Cypress, and will receive additional payments of $1 million on June 30, 2006 and December 31, 2006. The agreement also calls for Simtek to issue warrants to Cypress to purchase a total of 20 million shares of its common stock, 10 million of which were already issued upon the execution of the agreement, 5 million of which are expected to be issued on June 30, 2006 upon the payment by Cypress of certain royalties and 5 million of which are expected to be issued on December 31, 2006 upon the payment by Cypress of certain royalties. The warrants have, or will have, an exercise price of $0.75 per share. Simtek believes that this new agreement will accelerate the timing of expanding nvSRAM adoption in new markets and shorten future product development cycle time. Please read Note 6 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Total research and development expenses were $1,545,000 for the three months ended March 31, 2006 as compared to $1,145,000 for the same period in 2005.The $400,000 increase for the three month period was primarily related to an increase of $315,000 related to the co-development with Cypress and $80,000 related to final development of the 256-kilobit nvSRAM products built at DBE.

Administration

     Total administration expenses were $699,000 for the three months ended March 31, 2006 as compared to $293,000 for the same period in 2005.

     The $406,000 increase was due primarily to increases in payroll and payroll related costs of $162,000, accounting and legal fees of $88,000, travel of $41,000, contract services of $38,000, expense related to employee and director stock options of $64,000 and miscellaneous expenses of $13,000. The increase in payroll and payroll overhead costs were due to additional headcount and the management restructure that began in May 2005. The increase in professional services was primarily due to increased legal and accounting fees, which were related to increased activity related to agreements with personnel and increased securities work. The increase of $64,000 in employee and director stock option expense was due to the requirement of expensing costs related to stock option grants under FAS 123. See Note 1 to the Notes to the Condensed Consolidated Financial Statements above.

Sales and Marketing

     Total sales and marketing expenses were $944,000 for the three months ended March 31, 2006 as compared to $401,000 for the same period in 2005.

     The $543,000 increase was due primarily to amortization of the non-compete agreement with ZMD of $448,000, an increase in payroll and payroll overhead costs of $67,000, expense related to employee stock options of $16,000 and miscellaneous other expenses. The increase in payroll and payroll overhead costs were due to changes in sales and marketing personnel.

Net Loss from Continuing Operations

     We recorded a loss from continuing operations of $1,936,000 and $987,000 for the three months ended March 31, 2006 and 2005, respectively. The increase of $949,000 for the three-month period reflects the revenue and expense items discussed above.

Liquidity and Capital Resources

     As of March 31, 2006, we had a net working capital of $4,846,000 as compared to a net working capital of $3,591,000 as of December 31, 2005.

     As discussed previously, on March 24, 2006, we entered into a Development and License Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from us to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress will pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. We agreed to license from Cypress certain of their intellectual property for use in our design efforts. We agreed with Cypress to co-develop certain nvSRAM products and Cypress has agreed to pay us $4 million in pre-paid royalties, $2 million of which was received at the time the contract was executed. The remaining $2 million will be paid in $1 million payments the first of which is scheduled for June 30, 2006, and the final one scheduled for December 31, 2006. In addition, we agreed with Cypress to work together to develop new products and processes. Please read Note 6 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Cash flows used in operating activities for the three months ended March 31, 2006 were $1,580,000 compared to $531,000 in the same period in 2005, an increase of $1,049,000 as compared to the same period in 2005. The net change is due to the increased net loss, the increase in accounts receivable (compared to a decrease in the 2005 period), a larger increase in inventory, which were

                               SIMTEK CORPORATION


partially offset by the non-cash charges in 2006 and receipt of the prepaid royalty from Cypress, which has been decreased by the value of the warrants issued to Cypress. The increase in inventory for the three months ended March 31, 2006 was due primarily to higher volume of silicon wafers and units in process, which will support future revenue.

     Cash flows used in investing activities decreased for the three months ended March 31, 2006 by approximately $14,000 as compared to the same period in 2005.

     The increase of $2,781,000 in cash flows provided by financing activities was primarily due to the receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006 and the value of the warrants issued to Cypress for the Development and License Agreement.

Short-term liquidity.

     Our cash balance at March 31, 2006 was $2,814,000.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Through December 31, 2006, we expect to spend approximately $9,000,000, for operating expenses assuming revenue growth. We expect to meet these capital needs from sales revenues, the funds still due to us from Cypress under the Joint Development and License Agreement and, to the extent we do not have sufficient revenues, from our existing cash reserves.

Long-term liquidity.

     Based on current revenue, cost and profitability projections, current working capital, plus the additional prepaid royalties due from Cypress, the Company believes that it has adequate capital to sustain its operations for the foreseeable future. However, the Company is also negotiating with a bank to provide an accounts receivable based credit facility to provide additional capital if needed.

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

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 1A. Risk Factors - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information. The following information was not required to be disclosed on Form 8-K during the quarter ended March 31, 2006, but rather is included in this Quarterly Report on Form 10-Q pursuant to Exchange Act Rule 14a-5(f). The Company expects to hold its annual meeting of shareholders on June 29, 2006, subject to the discretion of our Board of Directors to change such date based on changed circumstances. As a consequence of having advanced the date of the annual meeting of shareholders by more than 30 days from the date of the previous annual meeting, the deadline for the Company's receipt of stockholder proposals for inclusion in the proxy statement is a reasonable time before we begin to print and mail the proxy solicitation materials, as disclosed in the proxy statement for the 2005 annual meeting. Also as disclosed in the proxy statement for the 2005 annual meeting, a shareholder proposal or nomination for director for consideration at the 2006 annual meeting but not included in the proxy statement and proxy must be received by the Company no later than 30 days prior to the first anniversary of the initial notice of the 2005 annual meeting, provided that such proposal need not be given more than 50 days prior to the first anniversary of the initial notice of the 2005 annual meeting.

Item 6.  Exhibits

         10.1 License and Development Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on March 30, 2006

         10.2 Amended and Restated Registration Rights Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on March 30, 2006

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer

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

                                       SIMTEK CORPORATION
                                       (Registrant)



May 15, 2006                           By: /s/ Harold Blomquist
                                           -------------------------------------
                                           HAROLD BLOMQUIST
                                           Chief Executive Officer and President





May 15, 2006                           By: /s/ Brian Alleman
                                           -------------------------------------
                                           BRIAN ALLEMAN
                                           Chief Financial Officer