Form 10-Q/A
period 2006-03-31
SIMTEK CORP
filed 2006-08-04
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

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

The total number of shares of Common Stock issued and outstanding as of August 3, 2006 was 148,763,192.

                                Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Simtek Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006 (the "Original Form 10-Q") to reflect that Simtek has determined that it is appropriate to recognize the non-refundable advance royalty payments under its License and Development Agreement, dated March 26, 2006, with Cypress Semiconductor Corporation ("Cypress") as royalty revenue upon receipt from Cypress. Therefore, this Form 10-Q/A restates Simtek's consolidated financial statements as of and for the three months ended March 31, 2006 such that total revenue for such three month period is reported as $5,778,000 ($1,035,000 more than the $4,743,000 reported in the Original Form 10-Q), net loss for such three months period is reported as $901,000 (rather than the $1,936,000 reported in the Original Form 10-Q), total liabilities are reduced from $8,430,000 (as reported in the Original Form 10-Q) to $7,395,000, accumulated deficit is reduced from $48,127,000 (as reported in the Original Form 10-Q) to $47,092,000, and total shareholders' equity is increased from $2,008,000 (as reported in the Original Form 10-Q) to $3,043,000. We decided to amend and restate after management and the audit committee of the Board of Directors discussed with our independent registered public accounting firm the recognition of such non-refundable advance royalty payments. We concluded that our financial statements for the three months ended March 31, 2006 should be restated.

Part I of this Form 10-Q/A contains more information about the restatement in "Note 2. Change in Accounting Principle," which accompanies the condensed consolidated financial statements in Item 1.

This Form 10-Q/A speaks as of March 31, 2006, and except as noted herein, we have not materially modified or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been addressed, in accordance with applicable disclosure requirements, in our Form 8-Ks filed after March 31, 2006 will be addressed, in accordance with applicable disclosure requirements, in our Form 10-Q for the three months ended June 30, 2006.

                               SIMTEK CORPORATION

                                      INDEX

                      For the Quarter Ended March 31, 2006

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                 Page
                                                                           ----
         Condensed Consolidated Balance Sheets as of March 31, 2006
         and December 31, 2005                                                4

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005                           5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005                           6

         Notes to Condensed Consolidated Financial Statements              7-14

    ITEM 2
         Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

    ITEM 3
         Quantitative and Qualitative Disclosures about Market Risk          21

    ITEM 4
         Controls and Procedures                                             22

PART 2. OTHER INFORMATION

    ITEM 1       Legal Proceedings                                           23

    ITEM 2       Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                 23

    ITEM 3       Defaults Upon Senior Securities                             23

    ITEM 4       Submission of Matters to a Vote of Security Holders         23

    ITEM 5       Other Information                                           23

    ITEM 6       Exhibits and Reports on Form 8-K                            23

SIGNATURES                                                                   24




                                                 SIMTEK CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except par value and share amounts)

                                                     ASSETS
                                                     ------
                                                                             March 31, 2006      December 31, 2005
                                                                             --------------      -----------------
                                                                             (As Restated)
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  2,814              $  1,766
     Restricted investments                                                        2,281                 2,281
     Accounts receivable - trade, net                                              2,854                 1,456
     Inventory, net                                                                2,572                 2,068
     Prepaid expenses and other current assets                                       115                    99
     Deposits                                                                         --                   600
                                                                                --------              --------
         Total current assets                                                     10,636                 8,270
EQUIPMENT AND FURNITURE, net                                                         621                   571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                     103                   111
GOODWILL                                                                             914                   876
NON-COMPETITION AGREEMENT                                                          8,459                 8,910
OTHER ASSETS                                                                          37                    20
                                                                                --------              --------
     TOTAL ASSETS                                                               $ 20,770              $ 18,758
                                                                                ========              ========

                                          LIABILITES AND SHAREHOLDERS' EQUITY
                                          -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $  3,049              $  2,822
     Accrued expenses                                                              1,022                 1,419
     Accrued vacation payable                                                        172                   145
     Accrued wages                                                                   152                    40
     Obligation under capital leases                                                  --                    13
     Debentures, current                                                             360                   240
                                                                                --------              --------
         Total current liabilities                                                 4,755                 4,679
DEBENTURES, NET OF CURRENT                                                         2,640                 2,760
                                                                                --------              --------
     Total liabilities                                                             7,395                 7,439
Temporary equity, consisted of 68,750,000 shares of common stock,
     $0.01 par value, subject to cash penalties under registration rights
     agreements, net of financing costs of $667,542                               10,332                 8,459
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                  --                    --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         78,170,823 and 78,160,823 shares issued and outstanding
         at March 31, 2006 and December 31, 2005, excluding
         temporary equity                                                            782                   782
     Additional paid-in capital                                                   49,366                48,282
     Treasury stock, at cost; 10,000 shares                                          (13)                  (13)
     Accumulated deficit                                                         (47,092)              (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            --                    --
                                                                                --------              --------
         Total shareholders' equity                                                3,043                 2,860
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 20,770              $ 18,758
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



                                       SIMTEK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (Unaudited)
                      (Amounts in thousands, except share and per share amounts)

                                                                         For the three months ended March 31,
                                                                         ------------------------------------
                                                                            2006                       2005
                                                                            ----                       ----
                                                                       (As Restated)
REVENUE
     Product sales, net                                               $       4,743                $       2,976
     Royalty revenue                                                          1,035                           --
                                                                      -------------                -------------
                  Total Revenue                                               5,778                        2,976

     Cost of sales                                                            3,470                        2,071
                                                                      -------------                -------------

GROSS PROFIT                                                                  2,308                          905

OPERATING EXPENSES:
     Research and development costs                                           1,545                        1,145
     Sales and marketing                                                        944                          401
     General and administrative                                                 699                          293
                                                                      -------------                -------------

                  Total operating expenses                                    3,188                        1,839
                                                                      -------------                -------------

LOSS FROM OPERATIONS                                                           (880)                        (934)

OTHER INCOME (EXPENSE):
     Interest income                                                             40                            5
     Interest expense                                                           (60)                         (57)
     Other expense                                                               (1)                          (1)
                                                                      -------------                -------------

                  Total other expense                                           (21)                         (53)
                                                                      -------------                -------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                         (901)                        (987)

     Provision for income taxes                                                  --                           --
                                                                      -------------                -------------

LOSS FROM CONTINUING OPERATIONS                                                (901)                        (987)

LOSS FROM DISCONTINUED OPERATIONS                                                --                          (26)
                                                                      -------------                -------------

NET LOSS                                                              $        (901)               $      (1,013)
                                                                      =============                =============

NET LOSS PER COMMON SHARE:
         Basic and diluted
     Loss from continuing operations                                  $        (.01)               $        (.02)
     Loss from discontinued operations                                $          --                $          --
                                                                      -------------                -------------
     Total                                                            $        (.01)               $        (.02)
                                                                      =============                =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                  146,920,823                   62,934,158
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



                                     SIMTEK CORPORATION
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                   (Amounts in thousands)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                  2006               2005
                                                                                  ----               ----
                                                                              (As Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                   $  (901)           $(1,013)
     Loss from discontinued operations                                               --                 26
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                              107                111
         Expense related to stock options                                           119                 --
         Amortization of non-competition agreement                                  451                 --
         Net change in allowance accounts                                           353                 49
         Deferred financing fees                                                      8                  4
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                (1,387)               981
              Inventory                                                            (943)              (500)
              Prepaid expenses and other                                            567                 44
          Increase (decrease) in:
              Accounts payable                                                      224               (255)
              Accrued expenses                                                     (178)                22
                                                                                -------            -------
         Net cash used in operating activities of continuing operations          (1,580)              (531)
         Net cash provided by operating activities of discontinued
              operations                                                             --                  4
                                                                                -------            -------
         Net cash used in operating activities                                   (1,580)              (527)
                                                                                -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                      (157)              (186)
     Purchase of certain assets from ZMD                                            (38)                --
                                                                                -------            -------
     Net cash used in investing activities of continuing operations                (195)              (186)
     Net cash used in investing activities of discontinued operations                --                (23)
                                                                                -------            -------
     Net cash used in investing activities                                         (195)              (209)
                                                                                -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                           (13)               (13)
     Funds receiving from December 2005 equity financing, net                     1,874                 --
     Warrants issued for license rights                                             965                 --
     Exercise of stock options                                                       --                 58
                                                                                -------            -------
     Net cash provided by financing activities                                    2,826                 45
                                                                                -------            -------

Effect of exchange rate changes on cash                                              (3)                --
                                                                                -------            -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           1,048               (691)
CASH AND CASH EQUIVALENTS, beginning of period                                    1,766              2,147
                                                                                -------            -------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,814            $ 1,456
                                                                                =======            =======
Cash paid for interest                                                          $    56            $    57
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

2.   Change in Accounting Principle

     The Company originally recorded the receipt of the non-refundable prepaid royalties received from Cypress on March 24, 2006 as a liability to be recognized as revenue in the future based upon shipments of products by Cypress to its customers (See Note 7 below). However, the Company subsequently determined that the non-refundable prepaid royalties are more appropriately accounted for as minimum royalty payments as described in Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." All of the revenue recognition criteria contained in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises" have been met. Under the previous method of accounting, if Cypress does not actually sell product, Simtek would never recognize the revenue. Since Simtek fulfilled all of its obligations prior to receipt of the payment, the non-refundable payments are more properly accounted for as minimum royalty payments and recorded as revenue when received.

     The following table reflects the amounts as previously reported and as restated:

                                                   As
                                               Reported       Restated
       (Amounts in thousands)
       Consolidated Balance Sheet:

       Prepaid royalties                     $     1,035     $      --
       Total liabilities                     $     8,430     $   7,395
       Accumulated deficit                   $   (48,127)    $ (47,092)
       Total shareholders' equity            $     2,008     $   3,043

       Consolidated Statement of Operations:

       Royalty revenue                       $        --     $   1,035
       Total revenue                         $     4,743     $   5,778
       Gross profit                          $     1,273     $   2,308
       Loss from operations                  $    (1,915)    $    (880)
       Net loss                              $    (1,936)    $    (901)

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Liquidity

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

4.   Revenue Recognition

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

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from the Company's technology license partners to direct customers.

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
                                              =======             =======

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

7.   Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a Development and License Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement and $1 million is payable on each of June 30, 2006 and December 31, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the Development and License Agreement, the Company agreed to issue to Cypress warrants to purchase 20 million shares of the Company's common stock for $0.75 per share. The warrants have a ten year life. The warrants will be issued upon receipt of each of the prepaid royalty amounts. As of March 31, 2006, the Company received $2,000,000 from Cypress in pre-paid royalties. In addition, the Company has issued warrants to purchase 10 million shares of common stock. The value of the warrants issued of $965,000 was determined by an independent valuation firm and has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $1,035,000 was recognized as revenue at the time the payment was received.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


8.   Geographic Concentration

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
                                                          ====              ====

9.   Accumulated Other Comprehensive Income (Loss)

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


10.   Discontinued Operation

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

Overview

     Total revenue for the three months ended March 31, 2006 was $5.8 million, including $1.0 million of royalty revenue. Total unit shipments of our semiconductor memory products increased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Our net product

                               SIMTEK CORPORATION


revenue was $4,743,000 for the three months ended March 31, 2006 up from the $2,976,000 for the comparable period of 2005, an approximate 59% increase. This increase was due primarily to increased product demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

     An approximate decrease of 3% in product gross margin percentage and increased operating expenses had an impact on our profitability for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in operating expenses includes non-cash charges of $448,000 for amortization of the non-compete agreement with ZMD and $119,000 for expenses related to employee stock options, plus first-time operating expenses of $225,000 for our European subsidiary, Simtek GmbH.

     Consolidated revenue, from our product sales, for the first quarter of 2006 of $4,745,000 compared to $2,794,000 in the fourth quarter of 2005, an increase of 70 percent, reflecting the effects of adding the nvSRAM business that was acquired from ZMD, as well as increasing customer demand. During the first quarter of 2006, we recorded royalty revenue of $1,035,000 received from Cypress. Net loss for the first quarter of 2006 was $901,000, or $0.01 per share, compared to a net loss of $1,851,000, or $0.02 per share, in the fourth quarter of 2005. Net loss in the first quarter includes non-cash charges of $448,000 for amortization of the non-compete agreement with ZMD, and $119,000 for expenses related to employee stock options, plus "first-time" operating expenses of approximately $225,000 for Simtek GmbH. There were no comparable charges in the fourth quarter of 2005 for these three first-quarter 2006 charges.

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

     High-end industrial and military product revenues accounted for an increase of approximately $223,000 for the three months ended March 31, 2006 as compared to the same period in 2005. The increase was due to the addition of new customer demand for our products and increased pricing to certain of our customers for industrial and military products.

                               SIMTEK CORPORATION


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

Cost of Sales and Gross Profit

     We recorded cost of sales of $3,470,000 and $2,071,000 for the three months ended March 31, 2006 and 2005, respectively. These costs reflect an approximate 3% decrease in gross margin percentages for our semiconductor products, for the three months ended March 31, 2006 as compared to the same period in 2005. Actual product gross margin percentages for the three months ended March 31, 2006 and March 31, 2005 were 27% and 30% respectively. This decrease reflects the lower average selling prices described above, partially offset by reduced costs of the 1 megabit device.

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

Net Loss from Continuing Operations

     We recorded a loss from continuing operations of $901,000 and $987,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease of $86,000 for the three-month period reflects the revenue and expense items discussed above.

Liquidity and Capital Resources

     As of March 31, 2006, we had a net working capital of $5,881,000 as compared to a net working capital of $3,591,000 as of December 31, 2005.

     As discussed previously, on March 24, 2006, we entered into a Development and License Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from us to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress will pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. We agreed to license from Cypress certain of their intellectual property for use in our design efforts. We agreed with Cypress to co-develop certain nvSRAM products and Cypress has agreed to pay us $4 million in pre-paid royalties, $2 million of which was received at the

                               SIMTEK CORPORATION


time the contract was executed. The remaining $2 million will be paid in $1 million payments the first of which is scheduled for June 30, 2006, and the final one scheduled for December 31, 2006. In addition, we agreed with Cypress to work together to develop new products and processes. Please read Note 7 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Cash flows used in operating activities for the three months ended March 31, 2006 were $1,580,000 compared to $531,000 in the same period in 2005, an increase of $1,049,000 as compared to the same period in 2005. The net change is due to the decreased net loss, the increase in accounts receivable (compared to a decrease in the 2005 period), a larger increase in inventory, which were partially offset by the non-cash charges in 2006. The increase in inventory for the three months ended March 31, 2006 was due primarily to higher volume of silicon wafers and units in process, which will support future revenue.

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

                                       SIMTEK CORPORATION
                                       (Registrant)



August 4, 2006                         By: /s/ Harold Blomquist
                                           -------------------------------------
                                           HAROLD BLOMQUIST
                                           Chief Executive Officer and President





August 4, 2006                         By: /s/ Brian Alleman
                                           -------------------------------------
                                           BRIAN ALLEMAN
                                           Chief Financial Officer