Form 10-Q
period 2006-06-30
SIMTEK CORP
filed 2006-08-11
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2006
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated
Filer [ ]                 Accelerated Filer [ ]        Non-accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes         No   X
                                       -----      -----

The total number of shares of Common Stock issued and outstanding as of August 10, 2006 was 148,763,192.

                               SIMTEK CORPORATION

                                      INDEX
                  Form 10-Q For the Quarter Ended June 30, 2006

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
          Condensed Consolidated Balance Sheets as of June 30, 2006
          and December 31, 2005                                               3

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2006 and 2005            4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2006 and 2005                             5

          Notes to Condensed Consolidated Financial Statements             6-13

     ITEM 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                14

     ITEM 3
          Quantitative and Qualitative Disclosures about Market Risk         22

     ITEM 4
          Controls and Procedures                                            23

PART 2. OTHER INFORMATION

    ITEM 1       Legal Proceedings                                           24

    ITEM 1A      Risk Factors                                                24

    ITEM 2       Unregistered Sales of Equity Securities
                 and Use of Proceeds                                         24

    ITEM 3       Defaults Upon Senior Securities                             24

    ITEM 4       Submission of Matters to a Vote of Security Holders         24

    ITEM 5       Other Information                                           24

    ITEM 6       Exhibits                                                    24

SIGNATURES                                                                   25



                                                SIMTEK CORPORATION
                                       CONSDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except par value and share amounts)

                                     ASSETS
                                                                             June 30, 2006       December 31, 2005
                                                                             -------------       -----------------
                                                                              (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                                  $  2,265             $  1,766
     Restricted investments                                                        1,975                2,281
     Accounts receivable - trade, net                                              3,955                1,456
     Inventory, net                                                                3,979                2,068
     Prepaid expenses and other current assets                                       387                   99
     Deposits                                                                         --                  600
                                                                                --------             --------
         Total current assets                                                     12,561                8,270
EQUIPMENT AND FURNITURE, net                                                         803                  571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                     143                  111
GOODWILL                                                                             992                  876
NON-COMPETITION AGREEMENT                                                          8,016                8,910
OTHER ASSETS                                                                          43                   20
                                                                                --------             --------
     TOTAL ASSETS                                                               $ 22,558             $ 18,758
                                                                                ========             ========
                       LIABILITES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $  4,539             $  2,822
     Accrued expenses                                                              1,157                1,419
     Accrued vacation payable                                                        200                  145
     Accrued wages                                                                   282                   40
     Obligation under capital leases                                                  --                   13
     Notes payable                                                                   558                   --
     Debentures, current                                                             480                  240
                                                                                --------             --------
         Total current liabilities                                                 7,216                4,679
DEBENTURES, NET OF CURRENT                                                         2,520                2,760
                                                                                --------             --------
     Total liabilities                                                             9,736                7,439
Temporary equity, consisted of 68,750,000 shares of common stock,
     $0.01 par value, subject to cash penalties under registration rights
     agreements, net of financing costs of $668                                   10,332                8,459
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                  --                   --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         78,581,577 and 78,571,577 shares issued and outstanding at June 30,
         2006 and 78,170,823 and 78,160,823 shares issued and outstanding at
         December 31, 2005, excluding temporary
         equity                                                                      786                  782
     Additional paid-in capital                                                   50,187               48,282
     Treasury stock, at cost; 10,000 shares                                          (13)                 (13)
     Accumulated deficit                                                         (48,545)             (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            75                   --
                                                                                --------             --------
         Total shareholders' equity                                                2,490                2,860
                                                                                --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 22,558             $ 18,758
                                                                                ========             ========


                The accompanying notes are an integral part of these financial statements.


                                                 SIMTEK CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)
                                (Amounts in thousands, except share and per share amounts)


                                                           Three Months Ended June 30,                Six Months Ended June 30,
                                                       -----------------------------------        ----------------------------------
                                                            2006                 2005                 2006                2005
                                                            ----                 ----                 ----                ----
REVENUE:
     Product sales, net                                $       6,443        $       2,204        $      11,186        $       5,180
     Royalty revenue                                             483                   --                1,518                   --
                                                       -------------        -------------        -------------        -------------
         Total revenue                                         6,926                2,204               12,704                5,180
     Cost of sales                                             4,567                1,675                8,037                3,683
                                                       -------------        -------------        -------------        -------------

GROSS PROFIT                                                   2,359                  529                4,667                1,497

OPERATING EXPENSES:
     Research and development costs                            1,682                1,917                3,227                3,126
     Sales and marketing                                       1,038                  444                1,983                  844
     General and administrative                                1,059                  987                1,757                1,274
                                                       -------------        -------------        -------------        -------------
           Total operating expenses                            3,779                3,348                6,967                5,244
                                                       -------------        -------------        -------------        -------------
LOSS FROM CONTINUING OPERATIONS                               (1,420)              (2,819)              (2,300)              (3,747)

OTHER INCOME (EXPENSE):
     Interest income                                              36                    7                   76                   12
     Interest expense                                            (74)                 (57)                (134)                (114)
     Other expense                                                 5                   --                    4                   (1)
                                                       -------------        -------------        -------------        -------------

           Total other expense                                   (33)                 (50)                 (54)                (103)
                                                       -------------        -------------        -------------        -------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                        (1,453)              (2,869)              (2,354)              (3,850)
     Provision for income taxes                                   --                   --                   --                   --
                                                       -------------        -------------        -------------        -------------
LOSS FROM CONTINUING OPERATIONS                               (1,453)              (2,869)              (2,354)              (3,850)
LOSS FROM DISCONTINUED OPERATIONS                                 --                  (36)                  --                  (68)
                                                       -------------        -------------        -------------        -------------
NET LOSS                                               $      (1,453)       $      (2,905)       $      (2,354)       $      (3,918)
                                                       =============        =============        =============        =============

NET LOSS PER COMMON SHARE:
     Basic and diluted
     Loss from continuing operations                   $        (.01)       $        (.05)       $        (.02)       $        (.06)
     Loss from discontinued operations                          (.00)                (.00)                (.00)                (.00)
                                                       -------------        -------------        -------------        -------------
     Total                                             $        (.01)       $        (.05)       $        (.02)       $        (.06)
                                                       =============        =============        =============        =============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                                   147,044,131           63,226,984          147,044,131           65,299,377
                                                       =============        =============        =============        =============


                        The accompanying notes are an integral part of these financial statements.



                                          SIMTEK CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                        (Amounts in thousands)

                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                                        2006             2005
                                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         $(2,354)         $(3,918)
     Income from discontinued operations                                                   --               68
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                                    219              216
         Expense related to stock options                                                 278               --
         Issuance of common stock per compensation
              agreements                                                                   53              139
         Amortization of non-competition agreement                                        894               --
         Net change in allowance accounts                                                 428              170
         Deferred financing fees                                                           21               10
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                      (2,530)           1,439
              Inventory                                                                (2,345)             388
              Prepaid expenses and other                                                  294              257
          Increase (decrease) in:
              Accounts payable                                                          1,704             (509)
              Accrued expenses                                                            658              573
                                                                                      -------          -------
         Net cash used in operating activities of continuing operations                (2,680)          (1,167)
         Net cash used in operating activities of discontinued operations                  --             (234)
                                                                                      -------          -------
         Net cash used in operating activities                                         (2,680)          (1,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                            (448)            (201)
     Purchase of certain assets from ZMD                                                 (116)              --
                                                                                      -------          -------
     Net cash used in investing activities of continuing operations                      (564)            (201)
     Net cash used in investing activities of discontinued operations                      --              (35)
                                                                                      -------          -------
     Net cash used in investing activities                                               (564)            (236)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                                 (13)             (25)
     Funds received from December 2005 equity financing, net                            1,874               --
     Warrants issued for license rights                                                 1,478               --
     Equity financing, net                                                                 --            3,945
     Transfer to restricted investment                                                     --           (3,000)
     Proceeds from sale of common stock                                                    --              108
     Payments from restricted investment                                                  306               --
     Exercise of stock options                                                             47              183
                                                                                      -------          -------
         Net cash provided by financing activities                                      3,692            1,211
                                                                                      -------          -------
Effect of exchange rate changes on cash                                                    51               --
                                                                                      -------          -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   499             (426)
CASH AND CASH EQUIVALENTS, beginning of period                                          1,766            2,147
                                                                                      -------          -------
CASH AND CASH EQUIVALENTS, end of period                                              $ 2,265          $ 1,721
                                                                                      =======          =======
Cash Paid for interest                                                                $   121          $   114
                                                                                      =======          =======
Warrants issued for debt issuance cost                                                $    53          $    --
                                                                                      =======          =======


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

     Stock-Based Compensation
     ------------------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three and six month periods ending June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

     The adoption of SFAS 123(R) resulted in stock compensation expense for the three months and six months ended June 30, 2006 of $159,000 and $278,000, respectively to loss from continuing operations and loss before income taxes. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes the effects of the share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's stock option plan.

                                                                  Three Months               Six Months
                                                                        Ended                   Ended
                                                                  June 30, 2006             June 30, 2006
                                                                  -------------             -------------

(In thousands except per share amounts)
Research and development                                             $      47                 $      86
Sales and marketing                                                         23                        39
General and administrative                                                  89                       153
                                                                     ---------                 ---------
Share-based compensation effect on loss from continuing
     operations before provision for income taxes                    $     159                 $     278
Provision for income taxes                                                   -                         -
                                                                     ---------                 ---------
Net share-based compensation effects on net loss                     $     159                 $     278
                                                                     =========                 =========

Share-based compensation effects on basic and diluted loss
     per common share                                                $       -                 $     .01
                                                                     =========                 =========
Share-based compensation effects on cash flow from
     operations                                                      $     159                 $     278
                                                                     =========                 =========

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the three and six months ended June 30, 2006 was insignificant. The expected option term was calculated using the "simplified" method permitted by SAB 107.

     SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 7 - Taxes from the Company's report on Form 10-K for the period ending December 31, 2005, as a result of the Company's net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the six months ended June 30, 2006.

Pro-Forma Stock Compensation Expense for the three and six months Ended June 30, 2005

     Prior to January 1, 2006, as permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net loss and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method for the three and six months ending June 30, 2005, the Company's net loss and EPS would have been increased to the pro forma amounts indicated below.

                                                                    Three Months        Six Months
                                                                   Ended June 30,     Ended June 30,
                                                                   --------------     --------------
                                                                        2005               2005
                                                                        ----               ----
(In thousands except per share amounts)
Net loss as reported                                                  $(2,905)           $(3,918)
     Add: Stock based compensation included in reported
     Net loss                                                              --                 --
     Deduct: Fair value of stock based compensation                      (373)              (746)
                                                                      -------            -------
     Proforma net loss                                                $(3,278)           $(4,664)
                                                                      =======            =======

Net loss as reported - basic and diluted                              $  (.05)           $  (.06)
Proforma net loss - basic and diluted                                 $  (.06)           $  (.07)

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the three and six month periods ended June 30, 2006

     The Company adopted a Non-Qualified Stock Option Plan in 1994, as amended, that authorizes 20,600,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provides for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plans are 10 years and options granted to employees expire three months after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years.

     The following table summarizes stock options outstanding and changes during the six months ended June 30, 2006:

                                                                                   Outstanding Options
                                                                 -----------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                                                                                   Remaining
                                                                                    Weighted      Contractual     Aggregate
                                                                   Number           Average           Term        Intrinsic
                                                                 of Shares       Exercise Price    (in years)      Value(1)
                                                                 ---------       --------------   ------------    ----------
Options outstanding at January 1, 2006........................   7,969,363           $0.62
  Granted.....................................................   3,560,850            0.32
  Exercised...................................................    (272,020)          (0.17)                          $ 45

  Cancelled or forfeited......................................    (311,779)          (0.96)
                                                                ----------           -----
Options outstanding at June 30, 2006..........................  10,946,414           $0.52            3.869
                                                                ==========           =====            =====
Options exercisable at June 30, 2006..........................   5,204,992           $0.65            3.869
                                                                ==========           =====            =====


(1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

Stock options outstanding and currently exercisable at June30, 2006 are as follows:

                           Outstanding                                                 Exercisable
------------------------------------------------------------------            ------------------------------
                                   Weighted Average
                      --------------------------------------------

                                           Remaining          Weighted                          Weighted
                         Number         Contractual Life       Average          Number           Average
Exercise Price        Outstanding          in Months        Exercise Price    Exercisable     Exercise Price
--------------        -----------       ----------------    --------------    -----------    ---------------
$0.14-$0.35           3,677,239               45               $  0.29           907,275          $ 0.22

$0.365-$0.60          3,987,716               53               $  0.44         1,716,560          $ 0.45

$0.62-$0.90           2,234,125               56               $  0.66         1,533,823          $ 0.66

$1.125-$1.50            822,334               29               $  1.24           822,334          $ 1.24

$1.53-$1.90             225,000               57               $  1.78           225,000          $ 1.78
                        -------                                                ---------
                     10,946,414                                                5,204,992
                     ==========                                                =========

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $1.5 million, which is expected to be recognized over the next four years.

     The weighted average per share fair value of stock options granted during the three months ending June 30, 2006 and 2005 were $0.34 and $0.59, respectively. The weighted average per share fair value stock options granted during the six months ending June 30, 2006 and 2005 were $0.32 and $0.60, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

                                           Three Months Ended                  Six Months Ended
                                                June 30,                           June 30,
                                           2006           2005                2006         2005
                                           -------------------                -----------------
     Volatility                            79.05%         84.70%              80.97%       83.80%
     Expected option term                  5 years        4 years             4.67 years   4 years
     Risk-free interest rate               4.92%          3.70%               4.81%        3.60%
     Expected dividend yield                 0%             0%                  0%           0%

     Modifications of Stock Options Granted
     --------------------------------------

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

     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the non-competition agreement is being amortized on a straight-line basis over its five-year life. The Company recorded an expense for the amortization of approximately $894,000 to sales and marketing for the six months ended June 30, 2006.

     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of June 30, 2006 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of June 30, 2006, the Company recorded approximately $75,000 in comprehensive income.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Liquidity


     During the three and six months ended June 30, 2006 and the twelve months ended December 31, 2005, the Company incurred net losses from continuing operations of approximately $1,453,000, $2,354,000 and $5,785,000, respectively and has an accumulated deficit of $48,545,000 as of June 30, 2006. The Company was also not in compliance with its debentures throughout 2005 and the first six months of 2006, but was successful in obtaining waivers through July 1, 2007 from the debenture holders. The Company has working capital of approximately $5,345,000 as of June 30, 2006.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

     If the Company is unable to achieve profitable operations in the near term, it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be favorable to the Company.

3.   Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. The statement also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have an impact on our results of operations or financial condition.

4.   Revenue Recognition

     Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado or Dresden, Germany), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, the Company is reasonably assured that collectibility on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at June 30, 2006 and December 31, 2005 included:

                                             June 30, 2006    December 31, 2005

     (In thousands)
     Raw Materials                             $     57           $      33
     Work in progress                             3,012               1,096
     Finished Goods                               1,473               1,056
                                               --------           ---------
                                                  4,542               2,185
     Less reserves for excess inventory            (563)               (117)
                                               --------           ---------
                                               $  3,979           $   2,068
                                               ========           =========


6.   Notes Payable

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of June 30, 2006, the Company had financed receivables with Wells Fargo for approximately $558,000.

7.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. At March 31, 2006, the Company was not in compliance with two of the covenants set forth in the loan agreement. In order to obtain a waiver for the covenants, the Company issued the debenture holders a total of 50,000 warrants for receipt of the waiver. Through June 30, 2006, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On August 10, 2006, the Company received a waiver for the two covenants through July 1, 2007. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $0.312. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $0.16 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $0.22 per share. Based on the conversion rate of $0.22 per share, each RENN investment fund is entitled to 4,545,455 shares upon conversion.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount were to commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 200,000 shares of Simtek common stock at $0.50 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $8,000 as additional interest expense for the six months ending June 30, 2006. On July 24, 2006, each of the debenture holders converted $100,000 of the amount due into 454,545 shares of the Company's common stock in lieu of the Company making the principal payment it was required to make on July 1, 2006.

8.   Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement and $1 million was paid on June 30, 2006 and $1 million will be paid on December 31, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 20 million shares of the Company's common stock for $0.75 per share. The warrants have a ten year life. The warrants will be issued upon receipt of each of the prepaid royalty amounts. As of June 30, 2006, the Company had received $3,000,000 from Cypress in pre-paid royalties, in exchange for which the Company has issued warrants to purchase 15 million shares of common stock. The value of the warrants issued of $1,482,000 was determined by an independent valuation firm and has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $1,035,000 for the March 31, 2006 payment and $483,000 for the June 30, 2006 payment were recognized as revenue at the time the payments were received.

9.   Geographic Concentration

     Sales of the Company's semiconductor products by location for the three month and six month periods ended June 30, 2006 and 2005 were as follows:

                          Three Months Ended                 Six Months Ended
                                June 30,                         June 30,
                          -----------------                ------------------
                           2006        2005                2006          2005
                           ----        ----                ----          ----

     United States           18%        24%                   19%          26%
     Europe                  29%        21%                   29%          19%
     Far East                42%        42%                   43%          44%
     All Others              11%        13%                    9%          11%
                            ----       ----                  ----         ----
                            100%       100%                  100%         100%
                            ====       ====                  ====         ====

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10.  Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:


                                                 Foreign Currency
                                               Translation Adjustment

     Balance at January 1, 2006                     $       -
     Current period change                                 75
                                                    ---------
     Balance June 30, 2006                          $      75
                                                    =========

11.  Discontinued Operation

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

     Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado or Dresden, Germany), including distributors. Based on historic business with the majority of our customers and, in the case of new customers, we are reasonably assured that collectibility on our shipments will occur.

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from out technology license partners to direct customers.

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

                               SIMTEK CORPORATION


     We record an allowance for sales returns as a net adjustment to customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon actual reported distributor inventory levels. The contracts we have with certain of our distributors generally allow them to return to us 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands. At times, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes to adequately predict our allowance for sales returns are effective in quantifying our exposures due to industry or specific customer conditions.

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

                               SIMTEK CORPORATION


Overview

     Total revenue for the three and six months ended June 30, 2006 was $6.9 million and $12.7 million, respectively, including $.5 million and $1.5 million of royalty revenue for the three and six months, respectively. Total unit shipments of our semiconductor memory products increased in both the three and six month periods compared to the 2005 periods. Our net product revenue was $6,443,000 and $11,186,000 for the three and six months ended June 30, 2006, respectively, up from $2,204,000 and $5,180,000 for the comparable periods of 2006, an approximate 192% and 115% increase, respectively. This increase was due primarily to increased product demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

     Increased operating expenses had an impact on our profitability for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The increase in operating expenses includes non-cash charges of $446,000 and $894,000 for amortization of the non-compete agreement with ZMD and $159,000 and $278,000 for expenses related to employee stock options, for the three and six months ended June 30, 2006, respectively. Operating expenses also included first-time operating expenses of $269,000 and $494,000 for our European subsidiary, Simtek GmbH, for the three and six months ended June 30, 2006, respectively.

Results of Operations:

     Revenues

         The following table sets forth our net revenues for semiconductor devices by product markets for the three and six months ended June 30, 2006 and 2005 (in thousands):

                                           Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                      ----------------------------          -----------------------------
                                       2006       2005     Variance          2006        2005    Variance
                                       ----       ----     --------          ----        ----    --------
     Commercial                       $ 6,032   $ 1,810    $ 4,222        $ 9,983     $ 4,217     $ 5,766
     High-end industrial and
      military                            411       394    $    17        $ 1,203     $   963     $   240
                                      -------   -------    -------        -------     -------     -------
     Total Semiconductor
      Revenue                         $ 6,443   $ 2,204    $ 4,239        $11,186     $ 5,180     $ 6,006
                                       ======   =======    =======        =======     =======     =======

     Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenues increased by $4,222,000 and $5,766,000 for the three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2005. As stated previously, this increase was due primarily to increased unit demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

     High-end industrial and military product revenues accounted for an increase of approximately $17,000 and $240,000 for the three and six months ended June 30, 2006 as compared to the same period in 2005. The increase was due to the addition of new customer demand for our products and increased pricing to certain of our customers for industrial and military products.

                               SIMTEK CORPORATION



The following table sets forth the unit volumes for each period in thousands of units:

                                           Three Months Ended                      Six Months Ended
                                                June 30,                               June 30,
                                      ----------------------------          -----------------------------
                                       2006       2005     Variance          2006        2005    Variance
                                       ----       ----     --------          ----        ----    --------

         0.8 micron 256K devices       1,421      337      1,084          2,525        746        1,779
         0.25 micron devices              69       17         52             91         35           56
         Other devices                   441      188        253            718        405          313
                                      ------    -----     ------         ------     ------       ------

         Total Units                   1,931      542      1,389          3,334      1,186        2,148
                                      ======    =====     ======         ======     ======       ======

     Two distributors accounted for approximately 24% and 26% of our revenue for the three and six months ended June 30, 2006, respectively. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.


Cost of Sales and Gross Profit

     We recorded cost of sales of $4,567,000 and $8,037,000 for the three and six months ended June 30, 2006, respectively as compared to $1,675,000 and $3,683,000 for the comparable periods in 2005. The resulting product gross margin percentages for the three and six months ended June 30, 2006 were 29% and 28%, respectively and 24% and 29% for the three and six months ended June 30, 2005, respectively. The overall improvement in gross margin percentages is due to; (i) increased volume; (ii) higher overall average selling prices; and (iii) cost reductions in the 1 megabit device. We expect to see gross margins increase in the next several quarters, as average selling prices continue to increase, unit costs for all 0.25 micron devices continues to be reduced, and the benefits of moving final test operations offshore to more cost effective locations. In fact, in June 2006, we successfully transferred final testing of our highest volume devices to the Philippines and expect to see the cost benefit in the third quarter of 2006.

Research and Development

     In order to maintain our growth, we must continue to invest in new product development and to increase the percentage of the overall nvRAM market that our products serve. In July 2006, we completed full qualification of the 1 megabit device with real time clock and the 0.25 micron 256 kilobit device both with and without the real time clock feature. Thus all of our 0.25 micron based products are fully qualified. We anticipate that we will continue to invest in the next several months in continued cost reductions, yield enhancements, and back end test efficiencies.

     In May 2005, we began joint development of our next generation nvSRAM product family, in conjunction with Cypress, pursuant to the terms of the May 5, 2005 development agreement. This new product family will be based on Cypress' 0.13-micron "S8" process and we expect it will include memory densities up to and beyond 4-megabits. In the first half of 2006 we achieved our third major milestone under the development agreement, as scheduled. For the three months and six months ended June 30, 2006, we recognized expenses related to the Cypress development of $328,000 and $642,000, respectively. In 2005, the expense was $49,000 for both periods.

         As part of our strategic product development activities, on March 24, 2006, Simtek entered into a License and Development Agreement with Cypress which expands the agreement the two companies signed in May 2005. Under the terms of the new agreement:

                               SIMTEK CORPORATION



     o Cypress will retain the right to include nvSRAM functionality on future programmable system-on-chip (PSoC(TM)) and customized integrated circuits originally granted in the May 2005 agreement, and now with clearly defined royalty payments to Simtek for the use of its SONOS-based nvSRAM intellectual property;

     o Simtek is granted the right to use certain intellectual property of Cypress in developing future generation nvSRAM products, including the jointly developed 0.13u SONOS-based CMOS process, advanced SRAM intellectual property, design-related intellectual property, design-for-manufacturability know-how and other intellectual property related to Cypress' advanced CMOS manufacturing processes and procedures;

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

     Upon signing the agreement, Simtek received $2 million from Cypress. Simtek also received an additional payment of $1 million on June 30, 2006 and will receive an additional payment of $1 million on December 31, 2006. The agreement also calls for Simtek to issue warrants to Cypress to purchase a total of 20 million shares of its common stock, 10 million of which were already issued upon the execution of the agreement, 5 million of which were issued on June 30, 2006 upon the payment by Cypress of certain royalties and 5 million of which are expected to be issued on December 31, 2006 upon the payment by Cypress of certain royalties. The warrants have, or will have, an exercise price of $0.75 per share. Simtek believes that this new agreement will accelerate the timing of expanding nvSRAM adoption in new markets and shorten future product development cycle time. Please read Note 8 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Total research and development expenses were $1,682,000 and $3,227,000 for the three and six months ended June 30, 2006, respectively, as compared to $1,917,000 and $3,126,000 for the three and six months ended June 30, 2005, respectively.

     The $235,000 decrease for the three month period was due to primarily a decrease in product development costs of $736,000 which was offset by increases in costs related to the joint development with Cypress discussed previously; additional payroll related costs of $248,000, including the engineering staff at Simtek GmbH and expenses related to stock options; and increased travel of $43,000 for engineers traveling to and from Simtek GmbH. The decrease in product development costs was due to the one-time charge related to our .25 micron product that we recorded in the three month period ending June 30, 2005.

     The $101,000 increase for the six month period was primarily due to a decrease of $720,000 for the charges related to the development of our 25 micron product as discussed above and a decrease of $112,000 related to leased software expense. These decreases were partially offset by increases in payroll related costs of $319,000, travel of $58,000 and $593,000 in costs related to the co-development with Cypress.

                               SIMTEK CORPORATION


General and Administration

     Total general and administration expenses were $1,059,000 and $1,757,000 for the three and six months ended June 30, 2006, respectively, as compared to $987,000 and $1,274,000, respectively, for the same periods in 2005.

     The $72,000 increase for the three month period was primarily due to increases in payroll related costs of $327,000, accounting and legal expenses of $86,000, contract services of $114,000, travel of $32,000 and other miscellaneous expenses of $41,000. These increases were offset by a decrease in one-time costs related to separation and employment agreements of $527,000 that were recorded in the three months ending June 30, 2005. The increases in audit and legal expenses and contract services were primarily related to costs incurred for our annual shareholder meeting, and securities work. The increase in payroll related costs were related to increased headcount in both of our Colorado Springs and Germany offices and expenses related to stock option grants.

     The $483,000 increase for the six month period was primarily due to increases of $586,000 in payroll related costs, $174,000 in legal and audit fees, contract services of $116,000, travel of $76,000, bad debt expense of $25,000 and other miscellaneous expenses of $24,000. The increases were partially offset by a decrease of $517,000 in one-time costs related to separation and employment agreements that were incurred in the first six months of 2005. The increases in legal and audit fees and contract services were primarily related to expenses related to our shareholder meeting, securities work and fees associated with the license agreement entered into with Cypress in March 2006. The increases in payroll and payroll overhead costs were due to increased headcount in both of our Colorado Springs and Germany offices and for the expenses related to stock option grants.

Sales and Marketing

     Total sales and marketing expenses were $1,038,000 and $1,983,000 for the three and six months ended June 30, 2006, respectively, as compared to $444,000 and $844,000, respectively, for the same periods in 2005.

     The $594,000 and $1,139,000 increases for the three and six month periods were due to the amortization of the non-compete agreement discussed in Note 1 to the Condensed Consolidated Financial Statements, increase in payroll related costs and an increase in sales commissions. The increase in payroll related costs were directly related to increased headcount and the increase in sales commissions was related to the higher revenue.

Loss from Continuing Operations

     We recorded a net loss, from continuing operations, of $1,453,000 and $2,354,000 for the three and six months ended June 30, 2006, respectively, as compared to $2,869,000 and $3,850,000 for the three and six months ended June 30, 2005, respectively. The decreases of $1,416,000 and $1,496 for the three and six month periods reflect the revenue and expense items discussed above.

Liquidity and Capital Resources

     As of June 30, 2006, we had a net working capital of $5,345,000 as compared to a net working capital of $3,591,000 as of December 31, 2005.

     As discussed previously, on March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from us to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress agreed

                               SIMTEK CORPORATION


to pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. We agreed to license from Cypress certain of their intellectual property for use in our design efforts. We agreed with Cypress to co-develop certain nvSRAM products and Cypress has agreed to pay us $4 million in nonrefundable prepaid royalties, $2 million of which was received at the time the contract was executed. On June 30, 2006, we received the second installment of $1,000,000 and the remaining $1 million is scheduled to be paid on December 31, 2006. In addition, we agreed with Cypress to work together to develop new products and processes. Please read Note 8 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

         Cash flows used in operating activities for the six months ended June 30, 2006 were $2,680,000 compared to $1,239,000 in the same period in 2005, an increase of $1,441,000. The net increase is primarily due to investment in working capital to support revenue growth. The key components of the cash (uses) and sources in working capital are as follows, in thousands of dollars:

                                  Six Months Ended June 30,
                               2006         2005        Change
                            ---------    ---------    ----------
Accounts receivable         $ (2,530)    $  1,439     $ (3,969)

Inventory                   $ (2,345)    $    388     $ (2,733)

Accounts payable            $  1,704     $   (509)    $  2,213

The increase in working capital was partially off set by the reduction in net loss for the 2006 period of $2.4 million from $3.9 million in the 2005 period and the amortization of the non-compete agreement in 2006 of $0.9 million.

     Cash flows used in investing activities increased for the six months ended June 30, 2006 by approximately $360,000 as compared to the same period in 2005. The increase was primarily the result of the purchase of equipment and furniture for our facility in Germany and test equipment for our research and development.

     The increase of $3,692,000 in cash flows provided by financing activities was primarily due to the receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006 and the value assigned to the warrants issued to Cypress under the License and Development Agreement.

Short-term liquidity.

     Our unrestricted cash balance at June 30, 2006 was $2,265,000.

     Our future liquidity will depend on our revenue growth and our ability to sell our products at positive gross margins and control of our operating expenses. Through December 31, 2006, we expect to spend approximately $9,000,000, for operating expenses assuming revenue growth. We expect to meet these cash needs from sales revenues, the funds still due to us from Cypress under the License and Development Agreement and, to the extent we do not have sufficient revenues, from our existing cash reserves and credit facility with Wells Fargo.

                                SIMTEK CORPORATION


  Long-term liquidity.

     The Company has experienced significant revenue growth over the six months ended June 30, 2006 and expects that growth trend to continue for the foreseeable future. The time period from when we pay for our silicon wafers to when we get paid by our customers can be as long as six months. Thus we need to invest in inventory well in advance of receipt of payment from customers. If revenue continues to grow at a significant rate, we may need to raise additional capital to support that growth. While we currently have no specific plans to do so, such additional capital may include expansion of our credit facility, additional senior debt, or a private placement or public offering of our equity.

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

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -None

Item 1A. Risk Factors - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2006, Simtek issued to the following individuals, who are directors of Simtek, as compensation for serving as directors of Simtek under Simtek's standard compensation arrangement for directors, the following amounts of shares of Simtek common stock: Robert Keeley (33,757); Alfred Stein (33,757); Ronald Sartore (33,757); Robert Pearson (33,757); and Harold Blomquist (3,706), which shares, due to the nature of such issuances, were granted to the above-listed directors in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. On May 26, 2006, Simtek issued to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC warrants to purchase a total of 200,000 shares of Simtek common stock, which warrants were granted in exchange for the agreement by such funds to subordinate to Wells Fargo their first priority security interest in Simtek's assets in connection with the $3.6 million revolving line of credit entered into by Simtek with Wells Fargo Bank on June 2, 2006. Also on May 26, 2006, Simtek issued to Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFSUS Special Opportunities Trust PLC warrants to purchase a total of 50,000 shares of Simtek common stock, which warrants were granted in exchange for the agreement by such funds to waive compliance by Simtek with certain covenants of the 7.5% convertible debentures. The May 26, 2006 warrants, which have an exercise price of $0.33 per share and a term of five years, were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as each of such funds is an accredited investor, there was no general solicitation and each of such funds had access to material information of Simtek.

Item 3.  Defaults upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on June 29, 2006, the results of which we reported in a Current Report on Form 8-K filed on July 10, 2006, which Form 8-K is incorporated by reference herein.

Item 5.  Other Information - None

Item 6.  Exhibits

         10.1 Employment Agreement, dated April 25, 2006, by and between the Company and Brian P. Alleman, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 1, 2006.

         10.2 Preliminary agreement between the Company and Ronald Sartore, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 30, 2006.

         10.3 Account Purchase Agreement, effective June 2, 2006, by and between the Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 8, 2006.

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

                                  SIMTEK CORPORATION
                                  (Registrant)



August 11, 2006                    By: /s/Harold Blomquist
                                       -----------------------------------------
                                       HAROLD BLOMQUIST
                                       Chief Executive Officer, President




August 11, 2006                    By: /s/Brian Alleman
                                       -----------------------------------------
                                       BRIAN ALLEMAN
                                       Chief Financial Officer