Form 10-Q
period 2006-09-30
SIMTEK CORP
filed 2006-11-14
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2006
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

                         Commission file number 0-19027


                               SIMTEK CORPORATION
             (Exact name of registrant as specified in its charter)

             ------------------------------------------------------


          Delaware                                     84-1057605
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

The total number of shares of Common Stock issued and outstanding as of November 8, 2006 was 8,120,606.

                               SIMTEK CORPORATION

                                      INDEX
                    For the Quarter Ended September 30, 2006

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
        Condensed Consolidated Balance Sheets as of September 30,
        2006 and December 31, 2005                                             3

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended September 30, 2006 and 2005         4

        Condensed Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2006 and 2005                               5

        Notes to Condensed Consolidated Financial Statements                6-14

     ITEM 2

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             15

     ITEM 3

        Quantitative and Qualitative Disclosures about Market Risk            23

     ITEM 4

        Controls and Procedures                                               24

PART 2. OTHER INFORMATION

     ITEM 1    Legal Proceedings                                              25

     ITEM 1A   Risk Factors                                                   25

     ITEM 2    Unregistered Sales of Equity Securities and
               Use of Proceeds                                                28

     ITEM 3    Defaults Upon Senior Securities                                28

     ITEM 4    Submission of Matters to a Vote of Security Holders            28

     ITEM 5    Other Information                                              28

     ITEM 6    Exhibits                                                       28

SIGNATURES                                                                    29



                                        SIMTEK CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands, except par value and share amounts)

                                             ASSETS
                                             ------
                                                                         September 30, 2006      December 31, 2005
                                                                         ------------------      -----------------
                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $       3,653          $      1,766
     Restricted investments                                                         1,775                 2,281
     Accounts receivable - trade, net                                               5,051                 1,456
     Inventory, net                                                                 5,394                 2,068
     Prepaid expenses and other current assets                                        401                    99
     Deposits                                                                           -                   600
                                                                            -------------          ------------
         Total current assets                                                      16,274                 8,270
EQUIPMENT AND FURNITURE, net                                                        1,128                   571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                      127                   111
GOODWILL                                                                              992                   876
NON-COMPETITION AGREEMENT                                                           7,571                 8,910
OTHER ASSETS                                                                           41                    20
                                                                            -------------          ------------
     TOTAL ASSETS                                                           $      26,133          $     18,758
                                                                            =============          ============

                       LIABILITES AND SHAREHOLDERS' EQUITY
                       -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                       $       3,287          $      2,822
     Accrued expenses                                                               1,237                 1,419
     Accrued vacation payable                                                         200                   145
     Accrued wages                                                                    230                    40
     Obligation under capital leases                                                    -                    13
     Line of credit                                                                   917                -
     Debentures, current                                                              480                   240
                                                                            -------------          ------------
         Total current liabilities                                                  6,351                 4,679
DEBENTURES, NET OF CURRENT                                                          2,220                 2,760
                                                                            -------------          ------------
     Total liabilities                                                              8,571                 7,439
Temporary equity, 8,028,170 shares of common stock,
     $0.0001 par value, subject to penalties under
     registration rights agreements, net of financing
     costs of $708                                                                 14,847                 8,459
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 200,000 shares authorized,
         none issued                                                                    -                     -
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         8,005,903 and 8,006,903 shares issued and outstanding
         at September 30, 2006 and 7,817,082 and 7,818,082 shares
         issued and outstanding at December 31, 2005, excluding
         temporary equity                                                               1                     1
     Additional paid-in capital                                                    51,430                49,051
     Treasury stock, at cost; 1,000 shares                                             (1)                   (1)
     Accumulated deficit                                                          (48,795)              (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                             80                      -
                                                                            -------------          ------------
         Total shareholders' equity                                                 2,715                 2,860
                                                                            -------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      26,133          $     18,758
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


                                      SIMTEK CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                      (Amounts in thousands, except share and per share amounts)


                                                    Three Months Ended                      Nine Months Ended
                                                       September 30,                          September 30,
                                             --------------------------------        --------------------------------
                                                  2006               2005                2006                2005
                                             ------------        ------------        ------------        ------------
REVENUE:
     Product sales, net                      $      8,251        $      2,412        $     19,436        $      7,591
     Royalty revenue                                   --                  --               1,518                  --
                                             ------------        ------------        ------------        ------------
         Total revenue                              8,251               2,412              20,954               7,591
     Cost of sales                                  4,979               1,807              13,016               5,490
                                             ------------        ------------        ------------        ------------
GROSS PROFIT                                        3,272                 605               7,938               2,101

OPERATING EXPENSES:
     Research and development costs                 1,351               1,572               4,578               4,697
     Sales and marketing                            1,250                 321               3,233               1,164
     General and administrative                       838                 412               2,595               1,759
                                             ------------        ------------        ------------        ------------
           Total operating expenses                 3,439               2,305              10,406               7,620
                                             ------------        ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS                      (167)             (1,700)             (2,468)             (5,519)

OTHER INCOME (EXPENSE):
     Interest income                                   36                  45                 112                  56
     Interest expense                                (113)                (63)               (247)               (177)
     Exchange rate variance                            (7)                 --                  (4)                 --
     Other income (expense)                             2                  --                   2                  (1)
                                             ------------        ------------        ------------        ------------

           Total other expense                        (82)                (18)               (137)               (122)
                                             ------------        ------------        ------------        ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES               (249)             (1,718)             (2,605)             (5,641)
     Provision for income taxes                        --                  --                  --                  --
                                             ------------        ------------        ------------        ------------
LOSS FROM CONTINUING OPERATIONS                      (249)             (1,718)             (2,605)             (5,641)
INCOME FROM DISCONTINUED OPERATIONS
     (including gain on disposal of $1,689)            --               1,701                  --               1,706
                                             ------------        ------------        ------------        ------------

NET LOSS                                     $       (249)       $        (17)       $     (2,605)       $     (3,935)
                                             ============        ============        ============        ============

NET LOSS PER COMMON SHARE:
     Basic and diluted
     Loss from continuing operations         $       (.02)       $       (.24)       $       (.18)       $       (.84)
     Income (Loss) from discontinued
       operations                                    (.00)                .24                (.00)                .25
                                             ------------        ------------        ------------        ------------
     Total                                   $       (.02)       $       (.00)       $       (.18)       $       (.59)
                                             ============        ============        ============        ============
WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                         14,966,916           7,073,599          14,791,191           6,713,113
                                             ============        ============        ============        ============

                         The accompanying notes are an integral part of these financial statements.

                                         SIMTEK CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                                        (Amounts in thousands)
                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                   2006               2005
                                                                                ----------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(2,605)           $(3,935)
     Income from discontinued operations                                              --                (17)
     Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation and amortization                                               361                326
         Expense related to stock options                                            417                 --
         Issuance of common stock per compensation
              agreements                                                              53                139
         Expense related to issuance of warrants                                      --                  5
         Gain from discontinued operations                                            --             (1,689)
         Amortization of non-competition agreement                                 1,339                 --
         Net change in allowance accounts                                            577                 64
         Deferred financing fees                                                      37                 12
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                 (3,687)             1,447
              Inventory                                                           (3,799)               575
              Prepaid expenses and other                                             282               (163)
          Increase (decrease) in:
              Accounts payable                                                       461               (366)
              Accrued expenses                                                       996                663
                                                                                 -------            -------
         Net cash used in operating activities of continuing operations           (5,568)            (2,939)
         Net cash provided by operating activities of discontinued operations         --                104
                                                                                 -------            -------
         Net cash used in operating activities                                    (5,568)            (2,835)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                       (914)              (207)
     Proceeds from discontinued operations, net                                       --              1,867
     Purchase of certain assets from ZMD                                            (116)                --
                                                                                 -------            -------
     Net cash provided by (used in) investing activities of
       continuing operations                                                      (1,030)             1,660
     Net cash used in investing activities of discontinued operations                 --                (36)
                                                                                 -------            -------
     Net cash provided by (used in) investing activities                          (1,030)             1,624
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                            (13)               (37)
     Receipts from restricted cash                                                   200                 --
     Funds received from December 2005 equity financing, net                       1,874                 --
     Warrants issued for license rights                                            1,478                 --
     Equity financing, net                                                            --              3,944
     Transfer to restricted investment                                                --             (3,200)
     Proceeds from sale of common stock                                               --                108
     Payments from restricted investment                                             306                355
     Funds received from September 2006 equity financing, net                      4,515                 --
     Exercise of stock options                                                        78                197
                                                                                 -------            -------
         Net cash provided by financing activities                                 8,438              1,367
                                                                                 -------            -------
Effect of exchange rate changes on cash                                               47                 --
                                                                                 -------            -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                            1,887                156
CASH AND CASH EQUIVALENTS, beginning of period                                     1,766              2,147
                                                                                 -------            -------
CASH AND CASH EQUIVALENTS, end of period                                         $ 3,653            $ 2,303
                                                                                 =======            =======
Cash Paid for interest                                                           $   222            $   172
                                                                                 =======            =======
Warrants issued for debt issuance cost                                           $    53            $    --
                                                                                 =======            =======
Conversion of debentures                                                         $   300            $    --
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

     On October 5, 2006, Simtek completed a 1 for 10 reverse stock split. All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented. In addition, on October 5, 2006, Simtek converted from a Colorado corporation to a Delaware corporation. This reincorporation had no effect on the consolidated financial statements.

     Stock-Based Compensation
     ------------------------

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three and nine month periods ending September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

     The adoption of SFAS 123(R) resulted in stock compensation expense for the three months and nine months ended September 30, 2006 of $139,000 and $417,000, respectively to loss from continuing operations and loss before income taxes. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized. The following table summarizes the effects of the share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's stock option plan.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Three Months              Nine Months
                                                                        Ended                    Ended
                                                                  September 30, 2006        September 30, 2006
                                                                  ------------------        ------------------

(In thousands except per share amounts)
Research and development                                               $      43                 $     129
Sales and marketing                                                           20                        60
General and administrative                                                    76                       228
                                                                       ---------                 ---------
Share-based compensation effect on loss from continuing
     operations before provision for income taxes                      $     139                 $     417
Provision for income taxes                                                     -                          -
                                                                       ---------                 ----------
Net share-based compensation effects on net loss                       $     139                 $     417
                                                                       =========                 =========

Share-based compensation effects on basic and diluted loss
     per common share                                                  $     .01                 $      .03
                                                                       =========                 ==========
Share-based compensation effects on cash flow from
     operations                                                        $     139                 $     417
                                                                       =========                 =========

     The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. In accordance with SFAS No. 123(R), the Company adjusts share-based compensation on a quarterly basis for changes to the estimate of expected forfeitures based on actual forfeiture experience. The effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed. The effect of forfeiture adjustments in the three and nine months ended September 30, 2006 was insignificant. The expected option term was calculated using the "simplified" method permitted by SAB 107.

     SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 7 - Taxes from the Company's report on Form 10-K for the period ending December 31, 2005, as a result of the Company's net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the nine months ended September 30, 2006.

Pro-Forma Stock Compensation Expense for the three and nine months Ended September 30, 2005

     Prior to January 1, 2006, as permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation in accordance with the provisions of Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net loss and EPS disclosures for employee stock option grants are included below as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method. Had compensation cost been determined based on the fair value at the grant dates for awards under employee stock based compensation plans consistent with the fair value method for the three and nine months ending September 30, 2005, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Three Months              Nine Months
                                                                      Ended September 30,      Ended September 30,
                                                                      -------------------      -------------------
                                                                             2005                    2005
                                                                             ----                    ----
(In thousands except per share amounts)
Net loss as reported                                                    $       (17)            $    (3,935)
     Add: Stock based compensation included in reported
     Net loss                                                                     -                       -
     Deduct: Fair value of stock based compensation                            (363)                 (1,091)
                                                                        ------------            ------------
     Proforma net loss                                                  $      (380)            $    (5,026)
                                                                        ============            ============

Net loss as reported - basic and diluted                                $     (.00)             $     (.06)
Proforma net loss - basic and diluted                                   $     (.01)             $     (.07)

     In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the three and nine month periods ended September 30, 2006

     The Company adopted a Non-Qualified Stock Option Plan in 1994, as amended, that authorizes 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provides for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan are 10 years and options granted to employees expire three months after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years.

     The following table summarizes stock options outstanding and changes during the nine months ended September 30, 2006:

                                                                                  Outstanding Options
                                                             ---------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average
                                                                                                   Remaining
                                                                                    Weghted       Contractual     Aggregate
                                                                                    Average           Term        Intrinsic
                                                             Number of Shares    Exercise Price    (in years)      Value(1)
                                                             ----------------    --------------   ------------    ----------
Options outstanding at January 1, 2006...................         796,937            $6.20
  Granted................................................         428,585             3.46
  Exercised..............................................         (40,583)           (1.89)                          $ 68

  Cancelled or forfeited.................................         (31,678)           (9.46)
                                                                ---------            -----
Options outstanding at September 30, 2006................       1,153,261            $5.21            4.068
                                                                =========            =====            =====          ====
Options exercisable at September 30, 2006................         568,095            $6.34            4.068          $ 68
                                                                =========            =====            =====          ====

----------------

(1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Stock options outstanding and currently exercisable at September 30, 2006 are as follows:


                        Outstanding                                              Exercisable
------------------------------------------------------------------     ------------------------------
                                  Weighted Average
                  ------------------------------------------------

                                     Remaining      Weighted                            Weighted
                     Number      Contractual Life    Average               Number        Average
Exercise Price    Outstanding       in Months       Exercise Price     Exercsisable   Exercise Price
--------------    -----------    ----------------   --------------     ------------   --------------
$1.40-$3.50         369,426             48            $   2.94            110,197        $   2.41

$3.65-$6.00         456,189             58            $   4.48            191,147        $   4.48

$6.20-$9.00         222,912             54            $   6.57            162,017        $   6.56

$11.25-$15.00        82,234             28            $  12.37             82,234        $  12.37

$15.30-$19.00        22,500             55            $  17.77             22,500        $  17.77
                  ---------                                               -------

                  1,153,261                                               568,095
                  =========                                               =======


     Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $1.5 million, which is expected to be recognized over the next four years.

     The weighted average per share fair value of stock options granted during the three months ending September 30, 2006 and 2005 were $3.00 and $2.30, respectively. The weighted average per share fair value stock options granted during the nine months ending September 30, 2006 and 2005 were $2.30 and $3.70, respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

                                                Three Months Ended                 Nine Months Ended
                                                   September 30,                      September 30,
                                                2006           2005                2006         2005
                                               ---------------------              -------------------
         Volatility                            79.38%       85.28%                80.22%       84.32%
         Expected option term                  5 years      4 years               4.80 years   4 years
         Risk-free interest rate               5.33%        4.00%                 5.02%        3.75%
         Expected dividend yield                 0%           0%                    0%           0%

     Modifications of Stock Options Granted

     In May 2005, the Company accelerated vesting of certain unvested and out-of-the-money stock options previously awarded to employees and officers. Because the price of the Company's common stock was $5.70 on the day of acceleration, the options, which are exercisable at $6.20 and above, had no economic value on the date of acceleration. As a result of the acceleration, options to purchase approximately 170,000 shares of Simtek common stock are now exercisable. Options held by non-employee directors were excluded from the vesting acceleration.

     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


non-competition agreement is being amortized on a straight-line basis over its five-year life. The Company recorded an expense for the amortization of approximately $1,339,000 to sales and marketing for the nine months ended September 30, 2006.

     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of September 30, 2006 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign subsidiary are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of September 30, 2006, the Company recorded approximately $80,000 in comprehensive income.

2.   Liquidity

     During the three and nine months ended September 30, 2006 and the twelve months ended December 31, 2005, the Company incurred net losses from continuing operations of approximately $249,000, $2,605,000 and $7,490,000, respectively and has an accumulated deficit of $48,795,000 as of September 30, 2006. The Company was also not in compliance with its debentures throughout 2005 and the first nine months of 2006, but was successful in obtaining waivers through October 1, 2007 from the debenture holders. The Company has working capital of approximately $9,923,000 as of September 30, 2006.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

     On September 21, 2006, the Company raised gross proceeds of $4,555,000 in a private placement. The Company issued 1,153,171 shares of our common stock at a per share price of $3.95 and 172,981 warrants to purchase common stock. The warrants have a per share exercise price of $5.40 and a five-year term. The Company anticipates using the proceeds for general working capital and to produce silicon wafers to support revenue growth. The shares have been included in the Consolidated Balance Sheet as Temporary Equity, because of the potential penalties associated with the Registration Rights Agreement.

3.   Recent Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is expected to have an immaterial impact on the Company's consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on its financial position or results from operations.

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

5.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at September 30, 2006 and December 31, 2005 included:

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                         September 30, 2006    December 31, 2005

     (In thousands)
     Raw Materials                            $      51            $      33
     Work in progress                             4,011                1,096
     Finished Goods                               1,932                1,056
                                              ---------            ---------
                                                  5,994                2,185
     Less reserves for excess inventory            (600)                (117)
                                              ---------            ----------
                                              $   5,394            $   2,068
                                              =========            =========


6.   Line of Credit

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances are limited to 80% of the eligible receivables. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of September 30, 2006, the Company had financed receivables with Wells Fargo for approximately $917,000.

7.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002. At March 31, 2006, the Company was not in compliance with two of the covenants set forth in the loan agreement. In order to obtain a waiver for the covenants, the Company issued the debenture holders a total of 5,000 warrants for receipt of the waiver. Through September 30, 2006, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On November 10, 2006, the Company received a waiver for the two covenants through October 1, 2007. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share. Based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 409,091 shares upon conversion.

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount were to commence on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 20,000 shares of Simtek common stock at $5.00 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000. The Company recognized $12,000 as additional interest expense for the nine months ending September 30, 2006. On July 24, 2006, each of the debenture holders converted $100,000 of the amount due into 45,455 shares of the Company's common stock in lieu of the Company making the principal payment it was required to make on July 1, 2006.

8.   Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement and $1 million was paid on June 30, 2006 and $1 million will be paid on December 31, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company's common stock for $7.50 per share. The warrants have a ten year life. The warrants will be issued upon receipt of each of the prepaid royalty amounts. As of September 30, 2006, the Company had received $3,000,000 from Cypress in pre-paid royalties, in exchange for which the Company has issued warrants to purchase 1.5 million shares of common stock. The value of the warrants issued of $1,482,000 was determined by an independent valuation firm and has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $1,035,000 for the March 31, 2006 payment and $483,000 for the June 30, 2006 payment were recognized as revenue at the time the payments were received.

9.   Geographic Concentration

     Sales of the Company's semiconductor products by location for the three month and nine month periods ended September 30, 2006 and 2005 were as follows:

                            Three Months Ended                Nine Months Ended
                               September 30,                    September 30,
                               -------------                    -------------
                          2006             2005             2006           2005
                          ----             ----             ----           ----

     United States          29%             29%              23%            27%
     Europe                 23%             20%              27%            19%
     Far East               41%             43%              42%            44%
     All Others              7%              8%               8%            10%
                          -----           -----            -----          -----
                           100%            100%             100%           100%
                          =====           =====            =====          =====

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


10.  Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:


                                                  Foreign Currency
                                               Translation Adjustment

         Balance at January 1, 2006                  $       -
         Current period change                              80
                                                     ---------
         Balance September 30, 2006                  $      80
                                                     =========

11.      Discontinued Operation

     On August 30, 2005, the Company, along with the Company's wholly-owned subsidiary, Q-DOT, Inc. ("Q-DOT"), entered into an Asset Purchase Agreement with Hittite Microwave Corporation ("Hittite") and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation ("HMC Acquisition"), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,689,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations. On September 1, 2006, the Company received the $200,000 that was placed in the escrow account.

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

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from our technology license partners to direct customers and collectibility is reasonable assured.

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

                               SIMTEK CORPORATION



Overview

     Total revenue for the three and nine months ended September 30, 2006 was $8.3 million and $21.0 million, respectively, including $1.5 million of royalty revenue for the nine months ended September 30, 2006. Total unit shipments of our semiconductor memory products increased in both the three and nine month periods compared to the 2005 periods. Our net product revenue was $8,251,000 and $19,436,000 for the three and nine months ended September 30, 2006, respectively, up from $2,412,000 and $7,591,000 for the comparable periods of 2005, an approximate 242% and 156% increase, respectively. This increase was due primarily to increased product demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

     Increased operating expenses had an impact on our profitability for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increase in operating expenses includes non-cash charges of $446,000 and $1,339,000 for amortization of the non-compete agreement with ZMD and $139,000 and $417,000 for expenses related to employee stock options, for the three and nine months ended September 30, 2006, respectively. Operating expenses also included first-time operating expenses of $580,000 and $1,074,000 for our European subsidiary, Simtek GmbH, for the three and nine months ended September 30, 2006, respectively.

     Simtek reported a net loss for the three months ended September 30, 2006 of $249,000. However, excluding the amortization of the non-compete agreement with ZMD of $446,000 and expense related to stock options of $139,000, Simtek achieved a net profit of $317,000 for the quarter. This non-GAAP measure of financial performance is important because it highlights the progress Simtek has made in improving its operating results. The non-GAAP results are also directly comparable to the third quarter of 2005 in which Simtek posted a loss from continuing operations of $1,718,000.

Results of Operations:

     Revenues

     The following table sets forth our net revenues for semiconductor devices by product markets for the three and nine months ended September 30, 2006 and 2005 (in thousands):

                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                       ------------------------------        ------------------------------
                                         2006       2005     Variance          2006       2005     Variance
                                         ----       ----     --------          ----       ----     --------
      Commercial                       $ 7,754    $  2,171    $ 5,583        $17,736    $ 6,387     $11,349
      High-end industrial and
       military                            497         241    $   256        $ 1,700    $ 1,204     $   496
                                       -------    --------    -------        -------    -------     -------

      Total Semiconductor
       Revenue                         $ 8,251    $  2,412    $ 5,839        $19,436    $ 7,591     $11,845
                                       =======    ========    =======        =======    =======     =======

     Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenues increased by $5,583,000 and $11,349,000 for the three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2005. As stated previously, this increase was due primarily to increased unit demand and the addition of revenue from customers previously serviced by ZMD prior to the acquisition of the nvSRAM product line from ZMD in December 2005.

                               SIMTEK CORPORATION




     High-end industrial and military product revenues accounted for an increase of approximately $256,000 and $496,000 for the three and nine months ended September 30, 2006 as compared to the same period in 2005. The increase was due to the addition of new customer demand for our products and increased pricing to certain of our customers for industrial and military products.

The following table sets forth the unit volumes for each period in thousands of units:

                                            Three Months Ended                      Nine Months Ended
                                               September 30,                          September 30,
                                       ------------------------------        ------------------------------
                                         2006       2005     Variance          2006       2005     Variance
                                         ----       ----     --------          ----       ----     --------

       0.8 micron 256K devices          1,551        407       1,144          4,076      1,153      2,923
       0.25 micron devices                178         37         141            269         73        196
       Other devices                      469        166         303          1,187        571        616
                                        -----       ----       -----          -----      -----      -----

       Total Units                      2,198        610       1,588          5,532      1,797      3,735
                                        =====       ====       =====          =====      =====      =====

     One distributor and two direct customers accounted for approximately 36% and 28% of our revenue for the three and nine months ended September 30, 2006, respectively. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If this distributor was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.

Cost of Sales and Gross Profit

     We recorded cost of sales of $4,979,000 and $13,016,000 for the three and nine months ended September 30, 2006, respectively as compared to $1,807,000 and $5,490,000 for the comparable periods in 2005. The resulting product gross margin percentages for the three and nine months ended September 30, 2006 were 40% and 33%, respectively and 25% and 28% for the three and nine months ended September 30, 2005, respectively. The overall improvement in gross margin percentages is due to: (i) increased volume; (ii) higher overall average selling prices; and (iii) continued cost reductions in the 1 megabit device. We expect to see gross margins increase in the next several quarters, as average selling prices continue to increase, unit costs for all 0.25 micron devices continues to be reduced, and the benefits of moving final test operations offshore to more cost effective locations.

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

     In May 2005, we began joint development of our next generation nvSRAM product family, in conjunction with Cypress, pursuant to the terms of the May 5, 2005 development agreement. This new product family will be based on Cypress' 0.13-micron "S8" process and we expect it will include memory densities up to and beyond 4-megabits. In the first half of 2006 we achieved our third major

                               SIMTEK CORPORATION



milestone under the development agreement, as scheduled. For the three and nine months ended September 30, 2006, we recognized expenses related to the Cypress development of $0 and $642,000, respectively. In 2005, the expense was $564,000 and $612,000 for the three and nine month periods, respectively.

     As part of our strategic product development activities, on March 24, 2006, Simtek entered into a License and Development Agreement with Cypress which expands the agreement the two companies signed in May 2005. Under the terms of the new agreement:

     o Cypress will retain the right to include nvSRAM functionality on future programmable system-on-chip (PSoC(TM)) and customized integrated circuits originally granted in the May 2005 agreement, now with clearly defined royalty payments to Simtek for the use of its SONOS-based nvSRAM intellectual property;

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

     Upon signing the agreement, Simtek received $2 million from Cypress. Simtek also received an additional payment of $1 million on June 30, 2006 and will receive an additional payment of $1 million on December 31, 2006. The agreement also calls for Simtek to issue warrants to Cypress to purchase a total of 2 million shares of its common stock, 1 million of which were already issued upon the execution of the agreement, 500,000 of which were issued on June 30, 2006 upon the payment by Cypress of certain royalties and 500,000 of which are expected to be issued on December 31, 2006 upon the payment by Cypress of certain royalties. The warrants have, or will have, an exercise price of $7.50 per share. Simtek believes that this new agreement will accelerate the timing of expanding nvSRAM adoption in new markets and shorten future product development cycle time. Please read Note 8 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Total research and development expenses were $1,351,000 and $4,578,000 for the three and nine months ended September 30, 2006, respectively, as compared to $1,572,000 and $4,697,000 for the three and nine months ended September 30, 2005, respectively.

     The $221,000 decrease for the three month period was primarily due to a decrease in product development costs of $641,000 which included decreased costs related to the joint development with Cypress discussed previously. The decrease was offset by an increase in payroll related costs of $252,000, including the engineering staff at Simtek GmbH and expenses related to stock options, equipment related expenses of $148,000 and travel of $17,000 for engineers traveling to and from Simtek GmbH. The decrease in product development costs was due to the timing of costs related to the joint development with Cypress

     The $119,000 decrease for the nine month period was primarily due to a decrease of $768,000 for the charges related to the development of our .25

                               SIMTEK CORPORATION




micron product that we incurred in 2005 and a decrease of $61,000 related to contract services. These decreases were partially offset by increases in payroll related costs of $571,000, and travel of $72,000.

General and Administration

     Total general and administration expenses were $838,000 and $2,595,000 for the three and nine months ended September 30, 2006, respectively, as compared to $412,000 and $1,759,000, respectively, for the same periods in 2005.

     The $426,000 increase for the three month period was primarily due to increases in payroll related costs of $80,000, accounting and legal expenses of $215,000, contract services of $14,000, travel of $28,000 and other miscellaneous expenses of $89,000. The increases in audit and legal expenses and contract services were primarily related to costs incurred for our securities related work. The increase in payroll related costs were related to increased headcount in both our Colorado Springs and Germany offices and expenses related to stock option grants.

     The $836,000 increase for the nine month period was primarily due to increases of $498,000 in payroll related costs, $363,000 in legal and audit fees, contract services of $81,000, travel of $103,000, bad debt expense of $30,000 and other miscellaneous expenses of $81,000. The increases were partially offset by a decrease of $320,000 in one-time costs related to separation and employment agreements that were incurred in the first six months of 2005. The increases in legal and audit fees and contract services were primarily related to expenses related to our shareholder meeting, securities related work and the license agreement entered into with Cypress in March 2006. The increases in payroll and payroll overhead costs were due to increased headcount in both our Colorado Springs and Germany offices and for the expenses related to stock option grants.

Sales and Marketing

     Total sales and marketing expenses were $1,250,000 and $3,233,000 for the three and nine months ended September 30, 2006, respectively, as compared to $321,000 and $1,164,000, respectively, for the same periods in 2005.

     The increases for the three and nine month periods were due to the amortization of the non-compete agreement discussed in Note 1 to the Condensed Consolidated Financial Statements of $446,000 and $1,339,000, increase in payroll related costs of $310,000 and $523,000, respectively, and an increase in sales commissions of $146,000 and $181,000, respectively. The increase in payroll related costs were directly related to increased headcount and the increase in sales commissions was related to the higher revenue.

Loss from Continuing Operations

     We recorded a net loss, from continuing operations, of $249,000 and $2,605,000 for the three and nine months ended September 30, 2006, respectively, as compared to $1,718,000 and $5,641,000 for the three and nine months ended September 30, 2005, respectively. The decreases of $1,469,000 and $3,036,000 for the three and nine month periods reflect the revenue and expense items discussed above.

Liquidity and Capital Resources

     As of September 30, 2006, we had a net working capital of $9,923,000 as compared to a net working capital of $3,591,000 as of December 31, 2005.

                               SIMTEK CORPORATION




     On September 21, 2006, we raised gross proceeds of $4,555,000 in a private placement. We issued 1,153,171 shares of our common stock at a per share price of $3.95 and 172,981 warrants to purchase common stock. The warrants have a per share exercise price of $5.40 and a five-year term. We anticipate using the proceeds for general working capital and to produce silicon wafers to support revenue growth. The shares have been included in the Consolidated Balance Sheet as Temporary Equity, because of the potential penalties associated with the Registration Rights Agreement.

     As discussed previously, on March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from us to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress agreed to pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. We agreed to license from Cypress certain of their intellectual property for use in our design efforts. We agreed with Cypress to co-develop certain nvSRAM products and Cypress has agreed to pay us $4 million in nonrefundable prepaid royalties, $2 million of which was received at the time the contract was executed. On June 30, 2006, we received the second installment of $1,000,000 and the remaining $1 million is scheduled to be paid on December 31, 2006. In addition, we agreed with Cypress to work together to develop new products and processes. Please read Note 8 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     Cash flows used in operating activities from continuing operations for the nine months ended September 30, 2006 were $5,568,000 compared to $2,939,000 in the same period in 2005, an increase of $2,629,000. The net increase is primarily due to investment in working capital to support revenue growth. The key components of the cash (uses) and sources in working capital are as follows, in thousands of dollars:

                              2006        2005      Change
                            --------    --------   --------
Accounts receivable         $(3,687)    $ 1,447    $(5,134)
                                        $
Inventory                   $(3,799)    $   575    $(4,374)
Accounts payable            $   466     $  (366)   $   832


     The increase in working capital was partially off set by the reduction in net loss for the 2006 period of $2.6 million from $3.9 million in the 2005 period, the amortization of the non-compete agreement in 2006 of $1.3 million and the $1.7 million gain from discontinued operations in the 2005 period.

     Cash flows used in investing activities from continuing operations increased for the nine months ended September 30, 2006 by approximately $2,690,000 as compared to the same period in 2005. The increase was primarily the result of the purchase of equipment and furniture for our facility in Germany and test equipment for our research and development, which was offset by proceeds from discontinued operations of $1.9 million recorded in the 2005 period.

     The increase of $7,071,000 in cash flows provided by financing activities from continuing operations was primarily due to the net proceeds from our September 2006 equity financing of $4.55 million, the value assigned to the warrants issued to Cypress under the License and Development Agreement and receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006.

                               SIMTEK CORPORATION




Short-term liquidity.

     Our unrestricted cash balance at September 30, 2006 was $3,653,000.

     Our future liquidity will depend on our revenue growth and our ability to generate cash flow from operations. Through December 31, 2006, we expect to spend approximately $4,000,000, for operating expenses and working capital. We expect to meet these cash needs from cash generated by operations, the funds still due to us from Cypress under the Joint Development and License Agreement, and from our existing cash reserves and credit facility with Wells Fargo. Management believes that the current cash reserves and additional cash generated from operations will be sufficient to meet the cash flow needs for at least the next twelve months.

Long-term liquidity.

     The Company has experienced significant revenue growth over the nine months ended September 30, 2006 and expects that growth trend to continue for the foreseeable future. With the improved financial results and current cash and credit reserves, management believes that it has sufficient capital to meet its operating cash requirements. However, should the company identify possible strategic opportunities, it may need to raise additional capital to exploit such opportunities. While the Company has no specific plans, management is constantly looking for new strategic product and technology opportunities that may provide significant revenue growth in the future.

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

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                               SIMTEK CORPORATION



PART II. OTHER INFORMATION

Item 1.    Legal Proceedings -None

Item 1A. Risk Factors - The following new risk factors (each of which has been previously disclosed) represent material changes from the old risk factors set forth in Simtek's 10-K:

--------------------------------------------------------------  ------------------------------------------------------------
                       Old Risk Factor                                              New Risk Factor
--------------------------------------------------------------  ------------------------------------------------------------
LIMITED OPERATING CAPITAL AND ABILITY TO RAISE ADDITIONAL       OUR LIMITED OPERATING CAPITAL AND OUR ABILITY TO RAISE
MONEY MAY HARM OUR ABILITY TO DEVELOP AND MARKET PRODUCTS       ADDITIONAL MONEY MAY HARM OUR ABILITY TO DEVELOP AND MARKET
                                                                OUR PRODUCTS AS AS WELL AS SUPPORT FUTURE REVENUE GROWTH

     We require significant capital for product development,         To date, we have required significant capital for product
subcontracted production, and marketing.  We have funded        development, subcontracted production and  marketing. We have
these needs from the sale of products, the sale of product      funded these from the sale of products, the sale of product
and technology licenses, from royalties, as well as             and technology licenses and from royalties as well as from
from the sale of our convertible debt and equity                the sale of our convertible debt and equity securities.
securities.
                                                                     In recent months, we have experienced significant
     We have not seen any significant increase in product       revenue growth. In order to support that growth, we must
sales in the past year and gross margins are less than          order more silicon wafers than we have historically. The
anticipated.  Our cash requirements have been difficult to      cash required for inventory purchases, including silicon
meet. We cannot guarantee that we will be able to achieve an    wafers, has been greater than the cash generated from
increase in product sales and gross margins. We may need        sales. Therefore, our cash requirements have been
more capital in the future to develop new products. We are      difficult to maintain. We may need more capital in the
not sure that we will be able to raise more capital on          future to develop new products and support higher revenue.
reasonable terms, if at all. If we cannot, then we may not      We cannot guarantee that we will be able to raise more
be able to develop and market new products. The development,    capital on reasonable terms, if at all. If we cannot, then
subcontracted production and marketing of existing products     we may not be able to purchase  adequate amounts of inventory
may also suffer, causing our financial position and stock       to support revenue growth or to develop and market new
price to deteriorate.                                           products, causing our financial position and stock price
                                                                to deteriorate.

-------------------------------------------------------------- ------------------------------------------------------------
WE MAY BE UNABLE TO SUCCESSFULLY INTEGRATE THE ASSETS
ACQUIRED FROM ZMD ON DECEMBER 30, 2005                         [Intentionally Omitted (i.e., risk factor deleted)]

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

     Our failure to meet any of these challenges could
cause us to fail to realize any accretive benefits of
the acquisition of the assets from ZMD and could seriously
harm our results of operations.
-------------------------------------------------------------- ------------------------------------------------------------




                               SIMTEK CORPORATION



-------------------------------------------------------------- ------------------------------------------------------------
WE MAY BE UNABLE TO RETAIN AN EFFECTIVE FOCUS IN OUR
INDUSTRY OR RETAIN CUSTOMERS FOLLOWING THE ACQUISITION OF      [Intentionally Omitted (i.e., risk factor deleted)]
ASSETS FROM ZMD

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

-------------------------------------------------------------- ------------------------------------------------------------
                                                                    The Registration Rights Agreement entered into as
[Intentionally Omitted (i.e., risk factor did not exist)]      part of the September 21, 2006 Securities Purchase
                                                               Agreement amounting to $4,555,000 contained a provision
                                                               whereby the investors therein would receive certain
                                                               amounts of penalty shares if certain procedures are not
                                                               followed or an effective Registration Statement is not
                                                               maintained for the shares purchased by, and the shares
                                                               issuable under the warrants issued to, the investors. The
                                                               penalties are 2% of the shares purchased for each month
                                                               that a breach occurs. We cannot assure you that we will be able to follow the required procedures or obtain or
                                                               maintain such effective Registration Statement.

-------------------------------------------------------------- ------------------------------------------------------------
                                                               OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY
[Intentionally Omitted (i.e., risk factor did not exist)]      OPERATE AS ANTI-TAKEOVER PROTECTIONS AND THUS MAY
                                                               DISCOURAGE TAKEOVER ATTEMPTS AND/OR DEPRESS THE MARKET
                                                               PRICE OF OUR COMMON STOCK

                                                                    We have opted to be governed, in our Delaware certificate
                                                               of incorporation, by Section 203 of the Delaware General
                                                               Corporation Law, which provides for a three-year moratorium on certain business combination transactions with "interested stockholders" (generally, persons who beneficially own
-------------------------------------------------------------- ------------------------------------------------------------





                               SIMTEK CORPORATION


-------------------------------------------------------------- ------------------------------------------------------------
                                                               15% or more of the corporation's outstanding voting stock).
                                                               Although we believe that Section 203 will encourage any
                                                               potential acquirer to negotiate with our board of directors,
                                                               Section 203 also might have the effect of limiting the
                                                               ability of a potential acquirer to make a two-tiered bid
                                                               for the company in which all stockholders would not be treated equally. In addition, Section 203 gives the board the power to reject a proposed business combination in certain circumstances, even though a potential acquirer may be offering a substantial premium for our common stock over the then-current market price.
                                                               Section 203 would also discourage certain potential acquirers who are unwilling to comply with its provisions.

                                                                     Because a proposed amendment to our certificate of
                                                               incorporation may not be submitted to a vote of shareholders without the approval of the board of directors, amending or removing any provisions in our certificate of incorporation that have anti-takeover effects requires the consent of the board of directors, which in turn may have anti-takeover
                                                               effects.

-------------------------------------------------------------- ------------------------------------------------------------
                                                               THE REVERSE SPLIT MAY NOT RESULT IN AN INCREASE IN THE
[Intentionally Omitted (i.e., risk factor did not exist)]      STOCK PRICE AND MAY NOT LEAD TO ANY OF THE BENEFITS
                                                               (INCLUDING QUALIFICATION FOR LISTING ON AMEX OR THE NASDAQ
                                                               CAPITAL MARKET) THAT WE INTENDED IN DECIDING TO EFFECT
                                                               SUCH REVERSE SPLIT

                                                                    There can be no assurance that the total market
                                                               capitalization of our common stock (the aggregate value of all our common stock at the then market price) will not drop back below the total market capitalization before the
                                                               reverse split, that the per share market price of our common stock will not drop back below the per share market price
                                                               before the reverse split or that the per share market price of our common stock will increase to (or once increased to, remain at) a price that is inversely proportionate to the
                                                               one-for-ten reduction in the number of shares of common
                                                               stock outstanding before the reverse split.

                                                                    The per share market price of our common stock may
                                                               not be high enough to attract institutional investors or
                                                               investment funds or to satisfy the investing guidelines
                                                               of such investors and, consequently, the trading liquidity of our common stock may not improve. In addition, the per
                                                               share market price of our common stock may not be high
                                                               enough to allow us to comply with the initial listing
                                                               requirements of the NASDAQ Capital Market or the American
                                                               Stock Exchange. Even if the per share market price of our
                                                               common stock is sufficiently high for purposes of the initial listing requirements, we cannot guarantee you that we will be able to satisfy the other requirements for listing on the
                                                               NASDAQ Capital Market or the American Stock Exchange, which requirements include, among other things, a minimum number of shares that must be in the public float and a minimum
                                                               number of round lot holders.

-------------------------------------------------------------- ------------------------------------------------------------

                               SIMTEK CORPORATION


Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits

          10.1 Securities Purchase Agreement, dated as of September 21, 2006, by and between Simtek Corporation and each purchaser identified on the signature pages thereto (the "Purchasers"), incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 25, 2006.

          10.2 Securities Purchase Agreement, dated as of September 21, 2006, by and between Simtek Corporation and each Purchaser, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 25, 2006.

          10.3 Form of Stock Purchase Warrant, dated as of September 21, 2006, by and between Simtek Corporation and each Purchaser, incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 25, 2006.

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

                                  SIMTEK CORPORATION
                                  (Registrant)



November 14, 2006                 By: /s/Harold Blomquist
                                      ----------------------------------
                                      HAROLD BLOMQUIST
                                      Chief Executive Officer, President




November 14, 2006                 By: /s/Brian Alleman
                                      ----------------------------------
                                      BRIAN ALLEMAN
                                      Chief Financial Officer