Form 10-K/A
period 2005-12-31
SIMTEK CORP
filed 2006-12-11
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                            Amendment #2 to Form 10-K

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

                Common Stock $.0001 Par Value OTC Bulletin Board
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer      Accelerated Filer      Non-accelerated filer X
                           ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)     Yes     No  X
                                        ---     ---

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the OTC Electronic Bulletin Board on such date was approximately $34,403,258. The total number of shares of Common Stock issued and outstanding as of December 5, 2006 was 16,147,746, after giving effect to the one for ten reverse stock split completed on October 5, 2006.

                                EXPLANATORY NOTE

     This Form 10-K/A amends Part II Items 6 Selected Financial Data and 8 Financial Statements and Supplementary Data to reflect the reclassification of $8,458,926 from Temporary Equity to Shareholders' Equity. Simtek Corporation originally concluded that the net proceeds from the sale of 68,750,000 shares of its common stock on December 30, 2005 should be recorded as Temporary Equity because of certain provisions in the Registration Rights Agreement entered into as part of the December 30, 2005 transaction described in Note 6 to the Consolidated Financial Statements. However, upon further review, management has determined that the transaction should be recorded in Shareholders' Equity. Except as set forth in this Explanatory Note, this Form 10-K/A does not amend or update any other information set forth in the Form 10-K/A originally filed by Simtek Corporation on April 28, 2006 or Form 10-K originally filed on April 7, 2006.

                                TABLE OF CONTENTS

PART I

Item 1:       Business......................................................   4
Item 1A:      Risk Factors..................................................  16
Item 1B:      Unresolved Staff Comments.....................................  25
Item 2:       Properties....................................................  25
Item 3:       Legal Proceedings.............................................  25
Item 4:       Submission of Matters to a Vote of Security Holders...........  25

PART II

Item 5:       Market for Registrant's Common Equity, Related
              Stockholder Matters and Issuer Purchase of Equity.............  27
              Securities....................................................  27
Item 6:       Selected Financial Data.......................................  29
Item 7:       Management's Discussion and Analysis of Financial
              Condition and Results of Operation............................  30
Item 7A:      Quantitative and Qualitative Disclosures About Market Risk....  46
Item 8:       Financial Statements and Supplementary Data...................  47
Item 9:       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...........................  72
Item 9A:      Controls and Procedures.......................................  72
Item 9B:      Other Information.............................................  72

PART III

Item 10:      Directors and Executive Officers of the Registrant............  73
Item 11:      Executive Compensation........................................  76
Item 12:      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters....................  79
Item 13:      Certain Relationships and Related Transactions................  82
Item 14:      Principal Accountant Fees and Services........................  84

PART IV

Item 15:      Exhibits and Financial Statement Schedules....................  86
              Signatures....................................................  89

     This annual report on Form 10-K/A contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Discussion containing such forward-looking statements may be found in the material set forth below and under "Business," as well as within the annual report generally. In addition, when used in this annual report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties, including, but not limited to, those factors discussed under "Risk Factors" under Item 1A below. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs, our ability to access capital markets, wafer supplies and pricing, among other factors. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Employees

     As of the date of the Form 10-K filed on April 7, 2006, we had 52 full-time employees.

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

BECAUSE OUR COMMON STOCK IS LISTED ONLY ON THE OTC ELECTRONIC BULLETIN BOARD, IT WILL BE MORE DIFFICULT TO SELL OUR COMMON STOCK

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SMTE." Our common stock was listed on the NASDAQ Small-Cap Market until July 18, 1995, but, because we no longer met NASDAQ's listing requirements, our common stock transferred to the OTC Electronic Bulletin Board as mandated by NASDAQ rules. We may not be able to meet the requirements for relisting our common stock on NASDAQ or listing on any other exchange in the near future or in the longer term.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and
         ----------------------------------------------------------------------
         Issuer Purchases of Equity Securities
         -------------------------------------

     Our common stock is listed on the OTC Electronic Bulletin Board under the symbol "SMTE." Securities not included in the NASDAQ Small-CAP Market are covered by the Securities and Exchange Commission rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities, which will have an adverse effect on the ability of our security holders to sell their securities and our ability to raise additional capital.

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

                                                  Years Ended December 31,
                                   2005         2004        2003        2002         2001
                                   ----         ----        ----        ----         ----
                              (As Restated)
                              -------------
                                               (in thousands, except per share data)

Revenue                         $ 10,385     $ 13,092    $ 12,263     $12,422     $ 15,450
Gross margin                       2,794        3,953       3,735       4,844        4,992
Loss from continuing
     Operations                   (7,490)      (3,731)     (2,389)     (1,028)        (925)
Income (loss) from
 Discontinued operation            1,704           60         116          65         (195)
Net loss                        $ (5,785)    $ (3,670)   $ (2,273)    $  (963)      (1,120)
Loss per share from
     Continuing operations:
     Basic and diluted          $   (.11)    $   (.06)   $   (.04)   $  (.02)     $   (.02)
Income per share from
     Discontinued operations:
     Basic and diluted          $    .03     $    .00     $   .00      $  .00     $    .00
Total loss per share
     Basic and diluted          $   (.08)    $   (.06)    $  (.04)     $ (.02)    $   (.02)
Working capital                    3,591        4,122       1,610       5,473        3,489
Total assets                      18,758        7,976       7,303       7,932        6,587
Total long term debt               2,760        3,000       3,000       3,000            -
Shareholders' equity              11,319        1,989       2,523       3,253        4,230
Cash dividends per common
  Share (1)                            -            -           -           -            -

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


/s/Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
March 23, 2006 except for Note 2 which is dated December 8, 2006


                                          SIMTEK CORPORATION


                                     CONSOLIDATED BALANCE SHEETS

                                                ASSETS
                                                ------
                                                                      December 31, 2005    December 31, 2004
                                                                      -----------------    -----------------
                                                                        (As Restated)
CURRENT ASSETS:
     Cash and cash equivalents                                          $  1,765,774          $  2,146,791
     Restricted investments                                                2,281,400                    --
     Accounts receivable - trade, net of allowance for doubtful accounts and return allowances of approximately $282,000
       and $262,000                                                        1,456,139             2,439,135
     Inventory, net                                                        2,067,666             1,869,842
     Prepaid expenses and other current assets                                98,779                85,221
     Deposits                                                                600,000                    --
     Assets from discontinued operations                                          --               554,996
                                                                        ------------          ------------
         Total current assets                                              8,269,758             7,095,985
EQUIPMENT AND FURNITURE, net                                                 570,522               771,901
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                             111,187                74,684
GOODWILL                                                                     876,466                    --
NON-COMPETITION AGREEMENT                                                  8,910,416                    --
OTHER ASSETS                                                                  20,000                33,250
                                                                        ------------          ------------
     TOTAL ASSETS                                                       $ 18,758,349          $  7,975,820
                                                                        ============          ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                   $  2,821,849          $  2,054,337
     Accrued expenses                                                      1,419,703               357,033
     Accrued vacation payable                                                145,020               159,690
     Accrued wages                                                            39,789                29,975
     Obligation under capital leases                                          13,024                47,310
     Liabilities of discontinued operations                                       --               325,524
     Debentures, current                                                     239,940                    --
                                                                        ------------          ------------
         Total current liabilities                                         4,679,325             2,973,869
DEBENTURES, NET OF CURRENT                                                 2,760,060             3,000,000
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT PORTION                          --                13,024
                                                                        ------------          ------------
         Total liabilities                                                 7,439,385             5,986,893
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                              --                    --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         146,920,823 and 146,910,823 shares issued and outstanding
         at December 31, 2005 and 62,881,679 and 62,871,679 shares
         issued and outstanding at December 31, 2004                       1,469,208               628,817
     Additional paid-in capital                                           56,053,081            41,778,120
     Treasury stock, at cost; 10,000 shares                                  (12,504)              (12,504)
     Accumulated deficit                                                 (46,190,821)          (40,405,506)
                                                                        ------------          ------------
         Total shareholders' equity                                       11,318,964             1,988,927
                                                                        ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 18,758,349          $  7,975,820
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



                                                  SIMTEK CORPORATION



                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003 (As Restated)


                                                COMMON STOCK            ADDITIONAL                                        TOTAL
                                         --------------------------      PAID-IN         TREASURY       ACCUMULATED    SHAREHOLDERS'
                                           SHARES          AMOUNT        CAPITAL           STOCK          DEFICIT         EQUITY
                                         ----------    ------------    ------------    -------------   -------------   -------------
BALANCES, January 1, 2003                54,382,273    $    543,823    $ 37,594,875    $    (12,504)   $(34,462,511)   $  3,663,683
     Exercise of stock options              679,097           6,791         176,340              --              --         183,131
     Equity financing November 7,
         2003, net of $24,485 in
         costs                            1,651,982          16,520       1,458,995              --              --       1,475,515
     Net loss                                    --              --              --              --      (2,272,641)     (2,272,641)
                                        -----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2003              56,713,352         567,134      39,230,210         (12,504)    (36,735,152)      3,049,688
     Exercise of stock options            1,008,368          10,083         350,659              --              --         360,742
     Equity financing October 12,
         2004, net of $251,150 in
         costs                            5,159,959          51,600       2,197,251              --              --       2,248,851
     Net loss                                    --              --              --              --      (3,670,354)     (3,670,354)
                                        -----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2004              62,881,679         628,817      41,778,120         (12,504)    (40,405,506)      1,988,927
     Exercise of stock options            1,137,615          11,375         299,126              --              --         310,501
     Equity financing May 5,
         2005, net of $55,597             6,740,816          67,409       3,876,995              --              --       3,944,404
     Issuance of stock related to
         Employment/separation
         agreements                       1,150,000          11,500         445,950              --              --         457,450
     Issuance of stock related to
         December 30, 2005 equity
         financing, net of $641,074      68,750,000         687,500       7,771,426              --              --       8,458,926
     Asset purchase, December 30, 2005    6,260,713          62,607       1,819,299              --              --       1,881,906
     Interest expense related to
         issuance of warrants                    --              --          62,165              --              --          62,165
     Net loss                                    --              --              --              --      (5,785,315)     (5,785,315)
                                        -----------    ------------    ------------    ------------    ------------    ------------
BALANCES, December 31, 2005             146,920,823    $  1,469,208    $ 56,053,081    $    (12,504)   $(46,190,821)   $ 11,318,964
                                        ===========    ============    ============    ============    ============    ============









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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------------------

     Nature of Business Operations - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memories and programmed semiconductor logic products. The Company's operations have concentrated on the design and development of the 1-megabit, 256-kilobit, 64-kilobit, and 16-kilobit nonvolatile semiconductor memory product families and associated products and technologies as well as the development of sources of supply and distribution channels

     Liquidity - During 2005, the Company incurred a loss from continuing operations of $7,490,000 and a net loss of $5,785,000 and has accumulated deficits of $46,191,000 as of December 31, 2005. The Company was also not in compliance with its debentures throughout 2005, but was successful in obtaining waivers from the debenture holders. Also during the fourth quarter of 2005, the Company raised equity capital of $11,000,000 of which $8,000,000 was paid as part of the acquisition of the nvSRAM assets discussed in Note 10 below. At December 31, 2005, the Company had working capital of $1,310,000, excluding $2,281,000 of restricted investments which are principally restricted to make payments under the Production and Development Agreement with Cypress Semiconductor Corporation.

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
                                                      ==========    ==========

     Non-competition Agreement - The $8,910,416 for the non-competition agreement between the Company and ZMD, entered into as part of the December 30, 2005 acquisition discussed in Note 10 below. The value assigned to the non-competition agreement is being amortized on a straight line basis over its five year life.

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

2.   CORRECTION OF PREVIOUSLY REPORTED AMOUNTS
     -----------------------------------------

     As more fully described below, on December 30, 2005, the Company sold 68,750,000 shares of its common stock, subject to certain registration rights. Management initially concluded that the net proceeds of $8,459,000 should be recorded as Temporary Equity due to the potential penalties associated with the registration rights agreement. Management has subsequently determined that the transaction should have been recorded in Shareholders' Equity.

     The following table reflects the amounts as previously reported and as restated:

                                              As
                                          Reported        Restated
     (Amounts in thousands)
     Consolidated Balance Sheet:
     Temporary Equity                     $  8,459         $      -
     Common Stock                         $    782         $  1,470
     Additional paid-in capital           $ 48,282         $ 56,053
     Total shareholders' equity           $  2,860         $ 11,319

3.   EQUIPMENT AND FURNITURE:
     -----------------------

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
                                                     ===========    ===========

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

4.   CONVERTIBLE DEBENTURES:
     ----------------------

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth & Investment Trust PLC and BFSUS Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $0.312 per share, which was in excess of the market price per share on July 1, 2002. Through December 31, 2005, the Company was not in compliance with two of the covenants set forth in the loan agreement. These covenants relate to the interest coverage ratio and debt to equity ratio. On March 21, 2006, the Company received a waiver for the two covenants through January 1, 2007. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $0.312. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $0.16 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $0.22 per share. Based on the conversion rate of $0.22 per share, each RENN investment fund is entitled to 4,545,455 shares upon conversion. On June 28, 2005, the Company negotiated an extension of the commencement date of principal payments, see Note 6 Shareholders' Equity for additional information.

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

     Employment Agreements - Mr. Blomquist is employed as President and Chief Executive Officer pursuant to an employment agreement with the Company. Under the terms of the employment agreement, Mr. Blomquist receives an annual salary of $325,000 and such additional benefits that are generally provided other employees. Mr. Blomquist will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary. In addition, Mr. Blomquist will receive a yearly bonus of options to purchase between 100,000 and 400,000 shares of the Company's common stock; the exact amount will be based on performance. Upon beginning employment, Mr. Blomquist received options to purchase 2.5 million shares of the Company's common stock and a $50,000 bonus. Within four months of beginning employment, Mr. Blomquist was required to purchase 200,000 shares of common stock from the Company. For each share of common stock Mr. Blomquist purchased from the Company within six months of beginning employment, including the 200,000 shares he is required to purchase, the Company granted him an additional share. Mr. Blomquist purchased a total of 475,000 shares and the Company granted him 475,000 matching shares. The Company recorded a total expense of $190,350 for the matching shares, the expense has been included in general and administrative expenses. Upon termination, Mr. Blomquist will be restricted from competing against the Company for a period of 18 months. If Mr. Blomquist is terminated by the Company without cause, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits, and cash and stock bonuses for 18 months. If Mr. Blomquist terminates employment due to good cause or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months. Mr. Blomquist's employment agreement expires May 9, 2006 but is, automatically renewed for successive one-year terms unless the Company or Mr. Blomquist elects not to renew.

6.   SHAREHOLDERS' EQUITY:
     --------------------

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      Bluegrass Growth Fund Ltd          Warrants     10/12/2004     257,998     10/12/2009   $  0.265     $    68,369

      Bluegrass Growth  Fund Lp          Warrants     10/12/2004     257,998     10/12/2009   $  0.265     $    68,369

      Merriman Curhan Ford & Co.         Warrants     10/12/2004     386,997     10/12/2009   $  0.627     $   242,647

      Cypress Semiconductor              Warrants     5/5/2005     5,055,612     5/5/2015     $  0.7772    $ 3,929,222





                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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
                                                         ========      ========       ========

9.   DISCONTINUED OPERATION:
     ----------------------

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


10. ACQUISITION OF CERTAIN ASSETS FROM ZMD
    --------------------------------------

     On December 30, 2005, the Company purchased from Zentrum Mikroelektronik Dresden AG ("ZMD") certain assets related to ZMD's nvSRAM product line (the "ZMD Asset Acquisition"). ZMD represented Simtek's primary competitor in the sale of nvSRAM products. Under the terms of various agreements between Simtek and ZMD beginning in 1994, ZMD used Simtek's proprietary technology to manufacture and sell products that directly competed with Simtek's products. Management believes that the ZMD Asset Acquisition provided several benefits, including consolidation of nvSRAM products in the marketplace, increased sales volume, and control of its proprietary technology. On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, Simtek and ZMD entered into a number of agreements including a License Agreement (the "New License Agreement"). Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to Simtek and Simtek licensed to ZMD the right to use Simtek's silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD's non-competing products. The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited. No fees or payments are due to either party under the New License Agreement. The New License Agreement shall remain in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days' written notice. In addition, Simtek and ZMD executed a Non-Competition and Non-Solicitation Agreement (the "NC Agreement") whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of Simtek's products and from hiring employees of Simtek in certain situations.

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

     The purchase price consisted of $8 million of cash paid to ZMD, and 6,260,713 shares of Simtek common stock issued to ZMD, valued at $2 million, per the terms of the agreement based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005. For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $0.30 per share, pursuant to Emerging Issues Task Force 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", resulting in an accounting value of $1,882,000. The total purchase price including transaction related costs, amounted to $10,425,000. The transaction related costs include $272,000 investment banking costs, $240,000 legal fees, and $31,000 other.

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
                                                       =========

     Management determined the value assigned to each of the assets identified above based on several factors, including among other things, unit cost of products to be purchased from ZMD in the future, Simtek's relationship with former ZMD customers, Simtek's knowledge of the design and technology of ZMD's products, and an independent valuation of the non-competition agreement (which will be amortized over the five year term of the agreement). No value was assigned to the New License Agreement, because in management's opinion, the intellectual property subject to that license is derived from the Company's base technology and does not significantly enhance or change such technology. While we believe the purchase accounting associated with this transaction to essentially be complete, there is always the possibility that it may be subject to modification in the future. Any such modification is not expected to be significant.

     The following table sets forth certain information related to unaudited pro forma results of operations, as if the transaction were completed at the beginning of each period presented (in thousands):

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

11.  SUBSEQUENT EVENT (UNAUDITED)
     ----------------------------

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products, Cypress and the Company agreed to co-develop certain nvSRAM products and Cypress has agreed to pay to the Company $4,000,000 in prepaid royalties. Under the License and Development Agreement, the Company has issued (or will issue upon certain payments by Cypress at June 30, 2006 and December 31, 2006) three separate warrants to Cypress granting Cypress the right to purchase a total of 20 million shares of the Company's common stock, at an exercise price per share of $0.75 with a term of 10 years each.

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


Item 9: Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         None in 2005.

Item 9A: Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures.
Harold Blomquist and Brian Alleman, serve as the Company's chief executive officer and chief financial officer, respectively, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. As noted in the Explanatory Note at the beginning of this Form 10-K/A and as noted in Note 2 to the Consolidated Financial Statements contained in this Form 10-K/A, the Company has reclassified $8,459,000 from Temporary Equity to Shareholders Equity. In light of the reclassification described above, the Company's chief executive officer and chief financial officer have reevaluated the Company's disclosure controls and procedures as of the Evaluation Date to determine whether the reclassification changes their conclusion. Based on this reevaluation, the Company's chief executive officer and chief financial officer have determined that the reclassification does not change their conclusion.


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

                                           Shares
                                         subject to
                                           Options                                                Potential Realizable
                             Shares      Granted to                   Market                        Value at Assumed
                           Subject to     Employees                  Price per                    Annual Rate of Stock
                             Options      in Fiscal     Exercise     Share on                      Price Appreciation
                           Granted in     Year % of    Price Per      Date of     Expiration        for Option Term
Name                       Fiscal Year      Total        Share         Grant         Date             5%        10%
- ----                       -----------   ----------    ---------     ---------    -----------     ---------  ---------
Harold A. Blomquist(1)        35,000        2.29%        $0.62         $0.62      2/15/2012          $8,834    $20,587
Harold A. Blomquist        1,096,125       71.86%        $0.66         $0.66       5/9/2012        $294,514   $686,337
Harold A. Blomquist        1,403,875       92.03%        $0.54         $0.54      5/17/2012        $308,620   $719,210


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

                                                                                            Value of Unexercised
                                                       Number of Unexercised Options      in-the-money Options at
                            Shares                           at Fiscal Year-End               Fiscal Year-End
                         --------------                ------------------------------- -------------------------------
                          Acquired on       Value       Exercisable    Unexercisable    Exercisable    Unexercisable
Name                     Exercise (#)   Realized ($)        (#)             (#)             ($)             ($)
- ------------------------ -------------- -------------- --------------- --------------- --------------- ---------------
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


Security Ownership of Certain Beneficial Owners and Management

     The table below sets forth information regarding ownership of our common stock as of April 25, 2006 by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each current or former executive officer named in the summary compensation table, and by all directors and current executive officers as a group. Shares issuable within sixty days after April 25, 2006 upon the exercise of options, warrants or debentures are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, warrants or debentures but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Percentage of beneficial ownership of common stock prior to and after the offering is based on 146,920,823 shares of common stock outstanding as of March 31, 2006.

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

                                     PART IV

Item 15: Exhibits
-----------------
3.1       Amended and Restated Articles of Incorporation.(19)
3.2       Bylaws.(2)
4.1       1987-I Employee Restricted Stock Plan.(1)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(1)
4.3       Form of Common Stock Certificate.(3)
4.4       Simtek Corporation 1991 Stock Option Plan.(4)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(4)
4.6       1994 Non-Qualified Stock Option Plan.(5)
4.7       Amendment to the 1994 Non-Qualified Stock Option Plan.(6)
4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek (9)
4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(9)
4.10      Amendment to the 1994 Non-Qualified Stock Option Plan.(9)
4.11      Amendment to the 1994 Non-Qualified Stock Option Plan (17)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(1)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(1)
10.3 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992(6)
10.4 Separation Agreement, dated May 9, 2005, between Simtek Corporation and Douglas M. Mitchell(8)
10.5 Technology Development, License and Product Agreement between Amkor Technology and Simtek (10)
10.6 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp (10)
10.7 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.8 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC (11)
10.9 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. (11)
10.10 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC (11)
10.11 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.12 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders (11)
10.13 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002 (12)
10.14 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(13)
10.15 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC(14)
10.16     Form of $1.25 Stock Purchase Warrant(14)
10.17     Form of $1.50 Stock Purchase Warrant(14)
10.18 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000) (15)

10.19 Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD (16)
10.20 Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (16)
10.21 Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD) (16)
10.22 Share Purchase Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation (20)
10.23 Development and Production Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation (20)
10.24 Escrow Agreement, dated May 4, 2005, by and among the Company, Cypress Semiconductor Corporation and U.S. Bank, National Association (20)
10.26     Employment agreement by and between the Company and Harold Blomquist
          (8)
10.27 Waiver letter agreement, dated June 28, 2005, by and between the Company, Q-DOT, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC (21)
10.28 Asset Purchase Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (22)
10.29 Escrow Agreement, dated August 30, 2005, by and among the Company, Q-DOT, Inc., Hittite Microwave Corporation, HMC Acquisition Corporation, and U.S. Bank, National Association (22)
10.30 Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc. (22)
10.31 Asset Purchase Agreement, dated December 7, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.32 Form of License Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.33 Form of Non-Competition and Non-Solicitation Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.34 Form of Registration Rights Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG (23)
10.35 Form of Securities Purchase Agreement, dated December 30, 2005, by and among the Company various purchasers (24)
10.36 Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers (24)
10.36 Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers (24)
10.37 License and Development Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation (25)
10.38 Amended and Restated Registration Rights Agreement, by and between the Company and Cypress Semiconductor Corporation (25)
14.1      Code of Business Conduct and Ethics (26)
23.1      Consent of Independent Registered Public Accounting Firm
31.1 Certification pursuant to Section 302 of the Sarbanes-Act of 2002 of Principal Executive Officer
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1 Certification pursuant to Section 906 of the Sarbanes-Act of 2002 of Principal Executive Officer
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on December 11, 2006.

                                          SIMTEK CORPORATION



                                          By: /s/ Harold Blomquist
                                             -----------------------------------
                                          Harold Blomquist
                                          Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 11, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

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