Form 10-Q/A
period 2006-03-31
SIMTEK CORP
filed 2006-12-11
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                           Amendment #2 to Form 10-Q

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


The total number of shares of Common Stock issued and outstanding as of December 5, 2006, 2006 was 16,147,746, after giving effect to the one for ten reverse stock split completed on October 5, 2006.

                                Explanatory Note

We are filing this Amendment No. 2 on Form 10-Q/A to Simtek Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on May 15, 2006 (the "Original Form 10-Q") and amended by Amendment No. 1 filed with the SEC on Form 10-Q/A on August 4, 2006 to reflect the reclassification of $10,332,000 from Temporary Equity to Shareholders' Equity. Simtek Corporation originally concluded that the net proceeds from the sale of 68,750,000 shares of its common stock on December 30, 2005 should be recorded as Temporary Equity because of certain provisions in the Registration Rights Agreement entered into as part of the December 30, 2005 transaction. However, upon further review, management has determined that the transaction should be recorded in Shareholders' Equity. Except as set forth in this Explanatory Note, this Form 10-Q/A does not amend or update any other information set forth in the Form 10-Q/A originally filed by Simtek Corporation on August 4, 2006 or Form 10-Q originally filed on May 15, 2006, and other disclosures necessary to reflect subsequent events, have been addressed, in accordance with applicable disclosure requirements, in our Form 8-Ks filed after March 31, 2006 will be addressed, in accordance with applicable disclosure requirements, in our Form 10-Q for the three months ended June 30, 2006 or our periodic filings filed after March 31, 2006.

Part I of this Form 10-Q/A contains more information about this restatement in "Note 2. Correction of Previously Reported Amounts," which Note accompanies the condensed consolidated financial statements in Item 1 of Part I.

                               SIMTEK CORPORATION

                                      INDEX

                      For the Quarter Ended March 31, 2006

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                 Page
                                                                           ----
         Condensed Consolidated Balance Sheets as of March 31, 2006
         and December 31, 2005                                                4

         Condensed Consolidated Statements of Operations for the
         three months ended March 31, 2006 and 2005                           5

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2006 and 2005                           6

         Notes to Condensed Consolidated Financial Statements              7-15

    ITEM 2
         Managements Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

    ITEM 3
         Quantitative and Qualitative Disclosures about Market Risk          22

    ITEM 4
         Controls and Procedures                                             23

PART 2. OTHER INFORMATION

    ITEM 1       Legal Proceedings                                           24

    ITEM 2       Unregistered Sales of Equity Securities and Use
                 of Proceeds                                                 24

    ITEM 3       Defaults Upon Senior Securities                             24

    ITEM 4       Submission of Matters to a Vote of Security Holders         24

    ITEM 5       Other Information                                           24

    ITEM 6       Exhibits and Reports on Form 8-K                            24

SIGNATURES                                                                   25




                                                 SIMTEK CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except par value and share amounts)

                                                     ASSETS
                                                     ------
                                                                             March 31, 2006       December 31, 2005
                                                                             --------------       -----------------
                                                                             (As Restated)         (As Restated)
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  2,814              $  1,766
     Restricted investments                                                        2,281                 2,281
     Accounts receivable - trade, net                                              2,854                 1,456
     Inventory, net                                                                2,572                 2,068
     Prepaid expenses and other current assets                                       115                    99
     Deposits                                                                         --                   600
                                                                                --------              --------
         Total current assets                                                     10,636                 8,270
EQUIPMENT AND FURNITURE, net                                                         621                   571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                     103                   111
GOODWILL                                                                             914                   876
NON-COMPETITION AGREEMENT                                                          8,459                 8,910
OTHER ASSETS                                                                          37                    20
                                                                                --------              --------
     TOTAL ASSETS                                                               $ 20,770              $ 18,758
                                                                                ========              ========

                                          LIABILITES AND SHAREHOLDERS' EQUITY
                                          -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                           $  3,049              $  2,822
     Accrued expenses                                                              1,022                 1,419
     Accrued vacation payable                                                        172                   145
     Accrued wages                                                                   152                    40
     Obligation under capital leases                                                  --                    13
     Debentures, current                                                             360                   240
                                                                                --------              --------
         Total current liabilities                                                 4,755                 4,679
DEBENTURES, NET OF CURRENT                                                         2,640                 2,760
                                                                                --------              --------
     Total liabilities                                                             7,395                 7,439
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                  --                    --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         146,920,823 and 146,910,823 shares issued and outstanding
         at March 31, 2006 and December 31, 2005                                   1,470                 1,470
     Additional paid-in capital                                                   59,010                56,053
     Treasury stock, at cost; 10,000 shares                                          (13)                  (13)
     Accumulated deficit                                                         (47,092)              (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            --                    --
                                                                                --------              --------
         Total shareholders' equity                                               13,375                11,319
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 20,770              $ 18,758
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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements include the accounts of Simtek and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-K, Annual Report and Amendment #1 to Form 10-K and Annual Report and Amendment #2 to Form 10-K for Simtek Corporation ("Simtek" or the "Company") filed on April 7, 2006, April 28, 2006, and December 11, 2006, respectively for fiscal year 2005.

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

(In thousands except per share amounts)
- ---------------------------------------
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

     SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R). As discussed in Note 8 - Taxes from the Company's report on Form 10-K, Amendment #1 to Form 10-K and Amendment #2 to Form 10-K for the period ending December 31, 2005, as a result of the Company's net operating losses, the excess tax benefits that would otherwise be available to reduce income taxes payable have the effect of increasing the Company's net operating loss carry forwards. Accordingly, because the Company is not able to realize these excess tax benefits, such benefits have not been recognized in the condensed statement of cash flow for the quarterly period ended March 31, 2006.

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


2.   Correction of Previously Reported Amounts

     As more fully described in Notes 2 and 6 to the Consolidated Financial Statements included in Simtek Corporation's Amendment No. 2 on Form 10-K/A filed on December 11, 2006 for fiscal year 2005, on December 30, 2005, the Company sold 68,750,000 shares of its common stock, subject to certain registration rights. Management initially concluded that the net proceeds of $10,332,000 ($8,459,000 received on December 30, 2006 and $1,873,000 received on January 3,
2006) should be recorded as Temporary Equity due to the potential penalties associated with the registration rights agreement. Management has subsequently determined that the transaction should have been recorded in Shareholders' Equity.

     The following table reflects the amounts as previously reported and as restated:

                                                  March 31, 2006              December 31, 2005
                                                As                            As
                                             Reported        Restated      Reported      Restated
     (Amounts in thousands)
     Consolidated Balance Sheet:
     Temporary Equity                        $ 10,332        $      -      $  8,459      $      -
     Common Stock                            $    782        $  1,470      $    782      $  1,470
     Additional paid-in capital              $ 49,366        $ 59,010      $ 48,282      $ 56,053
     Total shareholders' equity              $  3,043        $ 13,375      $  2,860      $ 11,319


                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Change in Accounting Principle

     The Company originally recorded the receipt of the non-refundable prepaid royalties received from Cypress on March 24, 2006 as a liability to be recognized as revenue in the future based upon shipments of products by Cypress to its customers (See Note 8 below). However, the Company subsequently determined that the non-refundable prepaid royalties are more appropriately accounted for as minimum royalty payments as described in Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements." All of the revenue recognition criteria contained in Statement of Financial Accounting Concepts No. 5 "Recognition and Measurement in Financial Statements of Business Enterprises" have been met. Under the previous method of accounting, if Cypress does not actually sell product, Simtek would never recognize the revenue. Since Simtek fulfilled all of its obligations prior to receipt of the payment, the non-refundable payments are more properly accounted for as minimum royalty payments and recorded as revenue when received.

     The following table reflects the amounts as previously reported in Simtek's Form 10-Q filed on May 15, 2006 and as restated in its Form 10-Q/A filed on August 4, 2006 with the Securities and Exchange Commission:



                                             As Reported     As Restated     As Restated
                                              on May 14,     on August 4,        on
                                                 2006            2006      December 11, 2006
       (Amounts in thousands)
       Consolidated Balance Sheet:

       Prepaid royalties                     $     1,035     $      --       $
       Total liabilities                     $     8,430     $   7,395       $   7,395
       Accumulated deficit                   $   (48,127)    $ (47,092)      $ (47,092)
       Total shareholders' equity            $     2,008     $   3,043       $  13,375

       Consolidated Statement of Operations:

       Royalty revenue                       $        --     $   1,035       $   1,035
       Total revenue                         $     4,743     $   5,778       $   5,778
       Gross profit                          $     1,273     $   2,308       $   2,308
       Loss from operations                  $    (1,915)    $    (880)      $    (880)
       Net loss                              $    (1,936)    $    (901)      $    (901)


                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Liquidity

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

5.   Revenue Recognition

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

6.   Inventories

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

                               SIMTEK CORPORATION


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis in this quarterly report on Form 10-Q/A is intended to provide greater details of the results of operations and financial condition of our Company. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein. Certain statements under this caption constitute forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document. In addition, when used in this quarterly report, the words "believes," "anticipates," "expects," "plans," "intends" and similar expressions are intended to identify forward-looking statements. Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties. Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2005 Form 10-K as amended on Form 10-K/A filed with the Securities and Exchange Commission on December 11, 2006. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

Harold Blomquist, who serves as the Company's chief executive officer, and Brian Alleman, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. As noted in the Explanatory Note at the beginning of this Form 10-Q/A and as noted in Note 2 to the Condensed Consolidated Financial Statements contained in this Form 10-Q/A, the Company has reclassified $10,332,000 from Temporary Equity to Shareholders Equity. In light of the reclassification described above, the Company's chief executive officer and chief financial officer have reevaluated the Company's disclosure controls and procedures as of the Evaluation Date to determine whether the reclassification changes their conclusion. Based on this reevaluation, the Company's chief executive officer and chief financial officer have determined that the reclassification does not change their conclusion.

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

                                       SIMTEK CORPORATION
                                       (Registrant)



December 11, 2006                       By: /s/ Harold Blomquist
                                           -------------------------------------
                                           HAROLD BLOMQUIST
                                           Chief Executive Officer and President





December 11, 2006                       By: /s/ Brian Alleman
                                           -------------------------------------
                                           BRIAN ALLEMAN
                                           Chief Financial Officer