Form 10-Q/A
period 2006-06-30
SIMTEK CORP
filed 2006-12-11
CIK 817516

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

                                Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Simtek Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on August 11, 2006 (the "Original Form 10-Q") to reflect the reclassification of $10,332,000 from Temporary Equity to Shareholders' Equity. Simtek Corporation originally concluded that the net proceeds from the sale of 68,750,000 shares of its common stock on December 30, 2005 should be recorded as Temporary Equity because of certain provisions in the Registration Rights Agreement entered into as part of the December 30, 2005 transaction. However, upon further review, management has determined that the transaction should be recorded in Shareholders' Equity.

Part I of this Form 10-Q/A contains more information about this restatement in "Note 2 Correction of Previously Reported Amounts", which note accompanies the condensed consolidated financial statements in Item 1 of Part I.

This Form 10-Q/A speaks as of June 30, 2006, and except as noted herein, we have not materially modified or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been addressed, in accordance with applicable disclosure requirements, in our Form 8-Ks filed after June 30, 2006 will be addressed, in accordance with applicable disclosure requirements, in our Form 10-Q for the three months ended September 30, 2006 of our periodic filings filed after June 30, 2006.

                               SIMTEK CORPORATION

                                      INDEX
                  Form 10-Q For the Quarter Ended June 30, 2006

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
          Condensed Consolidated Balance Sheets as of June 30, 2006
          and December 31, 2005                                               4

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2006 and 2005            5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2006 and 2005                             6

          Notes to Condensed Consolidated Financial Statements             7-14

     ITEM 2

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                15

     ITEM 3
          Quantitative and Qualitative Disclosures about Market Risk         23

     ITEM 4
          Controls and Procedures                                            24

PART 2. OTHER INFORMATION

    ITEM 1       Legal Proceedings                                           25

    ITEM 1A      Risk Factors                                                25

    ITEM 2       Unregistered Sales of Equity Securities
                 and Use of Proceeds                                         25

    ITEM 3       Defaults Upon Senior Securities                             25

    ITEM 4       Submission of Matters to a Vote of Security Holders         25

    ITEM 5       Other Information                                           25

    ITEM 6       Exhibits                                                    25

SIGNATURES                                                                   26



                                                SIMTEK CORPORATION
                                       CONSDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands, except par value and share amounts)

                                     ASSETS
                                                                             June 30, 2006       December 31, 2005
                                                                             -------------       -----------------
                                                                             (As Restated)         (As Restated)
                                                                              (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                                  $  2,265             $  1,766
     Restricted investments                                                        1,975                2,281
     Accounts receivable - trade, net                                              3,955                1,456
     Inventory, net                                                                3,979                2,068
     Prepaid expenses and other current assets                                       387                   99
     Deposits                                                                         --                  600
                                                                                --------             --------
         Total current assets                                                     12,561                8,270
EQUIPMENT AND FURNITURE, net                                                         803                  571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                     143                  111
GOODWILL                                                                             992                  876
NON-COMPETITION AGREEMENT                                                          8,016                8,910
OTHER ASSETS                                                                          43                   20
                                                                                --------             --------
     TOTAL ASSETS                                                               $ 22,558             $ 18,758
                                                                                ========             ========
                       LIABILITES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                           $  4,539             $  2,822
     Accrued expenses                                                              1,157                1,419
     Accrued vacation payable                                                        200                  145
     Accrued wages                                                                   282                   40
     Obligation under capital leases                                                  --                   13
     Notes payable                                                                   558                   --
     Debentures, current                                                             480                  240
                                                                                --------             --------
         Total current liabilities                                                 7,216                4,679
DEBENTURES, NET OF CURRENT                                                         2,520                2,760
                                                                                --------             --------
     Total liabilities                                                             9,736                7,439
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $1.00 par value; 2,000,000 shares authorized,
         none issued                                                                  --                   --
     Common stock, $.01 par value; 300,000,000 shares authorized,
         147,331,577 and 147,321,577 shares issued and outstanding at June 30,
         2006 and 146,920,823 and 146,910,823 shares issued and outstanding at
         December 31, 2005                                                         1,474                1,470
     Additional paid-in capital                                                   59,831               56,053
     Treasury stock, at cost; 10,000 shares                                          (13)                 (13)
     Accumulated deficit                                                         (48,545)             (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            75                   --
                                                                                --------             --------
         Total shareholders' equity                                               12,822               11,319
                                                                                --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 22,558             $ 18,758
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
                                                                ==========           =====            =====


(1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

Stock options outstanding and currently exercisable at June30, 2006 are as follows:

                           Outstanding                                                 Exercisable
- ------------------------------------------------------------------            ------------------------------
                                   Weighted Average
                      --------------------------------------------

                                           Remaining          Weighted                          Weighted
                         Number         Contractual Life       Average          Number           Average
Exercise Price        Outstanding          in Months        Exercise Price    Exercisable     Exercise Price
- --------------        -----------       ----------------    --------------    -----------    ---------------
$0.14-$0.35           3,677,239               45               $  0.29           907,275          $ 0.22

$0.365-$0.60          3,987,716               53               $  0.44         1,716,560          $ 0.45

$0.62-$0.90           2,234,125               56               $  0.66         1,533,823          $ 0.66

$1.125-$1.50            822,334               29               $  1.24           822,334          $ 1.24

$1.53-$1.90             225,000               57               $  1.78           225,000          $ 1.78
                        -------                                                ---------
                     10,946,414                                                5,204,992
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

     The following table reflects the amounts as previously reported and as restated:

                                                   June 30, 2006              December 31, 2005
                                                As                            As
                                             Reported        Restated      Reported      Restated
    (Amounts in thousands)
    Consolidated Balance Sheet:
    Temporary Equity                         $ 10,332        $      -      $   8,459     $       -
    Common Stock                             $    786        $  1,474      $     782     $   1,470
    Additional paid-in capital               $ 50,187        $ 59,831      $  48,282     $  56,053
    Total shareholders' equity               $  2,490        $ 12,822      $   2,860     $  11,319


3.  Liquidity

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

4.   Recent Accounting Pronouncements

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


7.   Notes Payable

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

8.   Convertible Debentures

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

9.   Non-Refundable Prepaid Royalties

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

10.   Geographic Concentration

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


11.  Accumulated Other Comprehensive Income (Loss)

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

12.  Discontinued Operation

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

     Upon signing the agreement, Simtek received $2 million from Cypress. Simtek also received an additional payment of $1 million on June 30, 2006 and will receive an additional payment of $1 million on December 31, 2006. The agreement also calls for Simtek to issue warrants to Cypress to purchase a total of 20 million shares of its common stock, 10 million of which were already issued upon the execution of the agreement, 5 million of which were issued on June 30, 2006 upon the payment by Cypress of certain royalties and 5 million of which are expected to be issued on December 31, 2006 upon the payment by Cypress of certain royalties. The warrants have, or will have, an exercise price of $0.75 per share. Simtek believes that this new agreement will accelerate the timing of expanding nvSRAM adoption in new markets and shorten future product development cycle time. Please read Note 9 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

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

     The $101,000 increase for the six month period was primarily due to a decrease of $720,000 for the charges related to the development of our .25 micron product as discussed above and a decrease of $112,000 related to leased software expense. These decreases were partially offset by increases in payroll related costs of $319,000, travel of $58,000 and $593,000 in costs related to the co-development with Cypress.

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

     As discussed previously, on March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from us to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress agreed

                               SIMTEK CORPORATION


to pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. We agreed to license from Cypress certain of their intellectual property for use in our design efforts. We agreed with Cypress to co-develop certain nvSRAM products and Cypress has agreed to pay us $4 million in nonrefundable prepaid royalties, $2 million of which was received at the time the contract was executed. On June 30, 2006, we received the second installment of $1,000,000 and the remaining $1 million is scheduled to be paid on December 31, 2006. In addition, we agreed with Cypress to work together to develop new products and processes. Please read Note 9 to the Condensed Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

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

                                  SIMTEK CORPORATION
                                  (Registrant)



December 11, 2006                  By: /s/Harold Blomquist
                                       -----------------------------------------
                                       HAROLD BLOMQUIST
                                       Chief Executive Officer, President




December 11, 2006                  By: /s/Brian Alleman
                                       -----------------------------------------
                                       BRIAN ALLEMAN
                                       Chief Financial Officer