Form 10-Q/A
period 2006-09-30
SIMTEK CORP
filed 2006-12-11
CIK 817516

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

                                Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to Simtek Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, which was originally filed with the Securities and Exchange Commission (the "SEC") on November 14, 2006 (the "Original Form 10-Q") to reflect the reclassification of $14,847,000 from Temporary Equity to Shareholders' Equity. Simtek Corporation originally concluded that the net proceeds from its December 30, 2005 sale of 68,750,000 (pre-reverse split) shares of its common stock and its September 21, 2006 sale of 11,531,654 (pre-reverse split) should be recorded as Temporary Equity because of certain provisions in the Registration Rights Agreements entered into as part of both financing transactions. However, upon further review, management has determined that both transactions should be recorded in Shareholders' Equity.

Part I of this Form 10-Q/A contains more information about this restatement in "Note 2 Correction of Previously Reported Amounts", Note which accompanies the condensed consolidated financial statements in Item 1 of Part I.

This Form 10-Q/A speaks as of September 30, 2006, and except as noted herein, we have not materially modified or updated the disclosures herein for events that occurred at a later date. Events occurring after the date of the Original Form 10-Q, and other disclosures necessary to reflect subsequent events, have been addressed, in accordance with applicable disclosure requirements, in our Form 8-Ks filed after September 30, 2006 or will be addressed, in accordance with applicable disclosure requirements, in our Form 10-K for the twelve months ended December 31, 2006.

                               SIMTEK CORPORATION

                                      INDEX
                    For the Quarter Ended September 30, 2006

PART 1. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
        Condensed Consolidated Balance Sheets as of September 30,
        2006 and December 31, 2005                                             4

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended September 30, 2006 and 2005         5

        Condensed Consolidated Statements of Cash Flows for the Nine
        months ended September 30, 2006 and 2005                               6

        Notes to Condensed Consolidated Financial Statements                7-16

     ITEM 2

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             17

     ITEM 3

        Quantitative and Qualitative Disclosures about Market Risk            25

     ITEM 4

        Controls and Procedures                                               26

PART 2. OTHER INFORMATION

     ITEM 1    Legal Proceedings                                              27

     ITEM 1A   Risk Factors                                                   27

     ITEM 2    Unregistered Sales of Equity Securities and
               Use of Proceeds                                                30

     ITEM 3    Defaults Upon Senior Securities                                30

     ITEM 4    Submission of Matters to a Vote of Security Holders            30

     ITEM 5    Other Information                                              30

     ITEM 6    Exhibits                                                       30

SIGNATURES                                                                    31



                                        SIMTEK CORPORATION
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Amounts in thousands, except par value and share amounts)

                                             ASSETS
                                             ------
                                                                         September 30, 2006      December 31, 2005
                                                                         ------------------      -----------------
                                                                            (As Restated)          (As Restated)
                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                              $       3,653          $      1,766
     Restricted investments                                                         1,775                 2,281
     Accounts receivable - trade, net                                               5,051                 1,456
     Inventory, net                                                                 5,394                 2,068
     Prepaid expenses and other current assets                                        401                    99
     Deposits                                                                           -                   600
                                                                            -------------          ------------
         Total current assets                                                      16,274                 8,270
EQUIPMENT AND FURNITURE, net                                                        1,128                   571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                      127                   111
GOODWILL                                                                              992                   876
NON-COMPETITION AGREEMENT                                                           7,571                 8,910
OTHER ASSETS                                                                           41                    20
                                                                            -------------          ------------
     TOTAL ASSETS                                                           $      26,133          $     18,758
                                                                            =============          ============

                       LIABILITES AND SHAREHOLDERS' EQUITY
                       -----------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                       $       3,287          $      2,822
     Accrued expenses                                                               1,237                 1,419
     Accrued vacation payable                                                         200                   145
     Accrued wages                                                                    230                    40
     Obligation under capital leases                                                    -                    13
     Line of credit                                                                   917                -
     Debentures, current                                                              480                   240
                                                                            -------------          ------------
         Total current liabilities                                                  6,351                 4,679
DEBENTURES, NET OF CURRENT                                                          2,220                 2,760
                                                                            -------------          ------------
     Total liabilities                                                              8,571                 7,439
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 200,000 shares authorized,
         none issued                                                                    -                     -
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         16,034,073 and 16,035,073 shares issued and outstanding
         at September 30, 2006 and 14,692,082 and 14,693,082 shares
         issued and outstanding at December 31, 2005                                    2                     2
     Additional paid-in capital                                                    66,276                57,509
     Treasury stock, at cost; 1,000 shares                                             (1)                   (1)
     Accumulated deficit                                                          (48,795)              (46,191)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                             80                      -
                                                                            -------------          ------------
         Total shareholders' equity                                                17,562                11,319
                                                                            -------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      26,133          $     18,758
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

                                            6

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

2.   Correction of Previously Reported Amounts

     As more fully described in Notes 2 and 6 to the Consolidated Financial Statements included in Simtek Corporation's Amendment No. 2 on Form 10-K/A filed on December 11, 2006 for fiscal year 2005, on December 30, 2005, the Company sold 68,750,000 shares, pre-reverse split (6,875,000 post-reverse split) of its common stock, subject to certain registration rights. Management initially concluded that the net proceeds of $10,332,000 ($8,459,000 received on December 30, 2006 and $1,873,000 received on January 3, 2006) should be recorded as Temporary Equity due to the potential penalties associated with the registration rights agreement. In addition, on September 21, 2006 the company sold an additional 11,531,711 shares of common stock, pre-reverse split (1,153,171 post-reverse split) for $4,555,000. Management initially concluded that the net proceeds of $4,515,000 should be recorded as Temporary Equity due to the potential penalties associated with the registration rights agreement. Management has subsequently determined that both of the transactions should have been recorded in Shareholders' Equity.

         The following table reflects the amounts as previously reported and as restated:

                                        September 30, 2006             December 31, 2005
                                         As                            As
                                      Reported        Restated      Reported        Restated
    (Amounts in thousands)
    Consolidated Balance Sheet:
    Temporary Equity                  $ 14,847        $      -       $  8,459       $      -
    Common Stock                      $      1        $      2       $      1       $      2
    Additional paid-in capital        $ 51,430        $ 66,276       $ 49,051       $ 57,509
    Total shareholders' equity        $  2,715        $ 17,562       $  2,860       $ 11,319

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

4.   Recent Accounting Pronouncements

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

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


7.   Line of Credit

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell up to $3.6 million of eligible accounts

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Harold Blomquist, who serves as the Company's chief executive officer, and Brian Alleman, who serves as the Company's chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. As noted in the Explanatory Note at the beginning of this Form 10-Q/A and as noted in Note 2 to the Condensed Consolidated Financial Statements contained in this Form 10-Q/A, the Company has reclassified $14,847,000 from Temporary Equity to Shareholders Equity. In light of the reclassification described above, the Company's chief executive officer and chief financial officer have reevaluated the Company's disclosure controls and procedures as of the Evaluation Date to determine whether the reclassification changes their conclusion. Based on this reevaluation, the Company's chief executive officer and chief financial officer have determined that the reclassification does not change their conclusion.

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

                                  SIMTEK CORPORATION
                                  (Registrant)



December 11, 2006                 By: /s/Harold Blomquist
                                      ----------------------------------
                                      HAROLD BLOMQUIST
                                      Chief Executive Officer, President




December 11, 2006                 By: /s/Brian Alleman
                                      ----------------------------------
                                      BRIAN ALLEMAN
                                      Chief Financial Officer