Form 10-K
period 2006-12-31
SIMTEK CORP
filed 2007-04-02
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        ---------------------------------

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
            Common Stock $.0001 Par Value The NASDAQ Stock Market LLC
            ---------------------------------------------------------
                                (Title of Class)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      Same

Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in rule 405 of Securities Act. Yes      No  X
                                              ----    ----

ndicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     No  X
                                                         ----   ----

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     ----      ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer      Accelerated Filer        Non-accelerated Filer  X
                       ----                    ----                         ----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   Yes      No  X
                                      ----    ----

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the OTC Electronic Bulletin Board on such date was approximately $34,403,258. The total number of shares of Common Stock issued and outstanding as of March 31, 2007 was 16,227,996 and 16,226,996, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant's proxy statement to be filed pursuant to Regulation 14A with respect to the registrant's 2007 annual meeting of stockholders.

                                TABLE OF CONTENTS


PART I

Item 1:       Business.......................................................  4
Item 1A:      Risk Factors................................................... 17
Item 1B:      Unresolved Staff Comments...................................... 23
Item 2:       Properties..................................................... 23
Item 3:       Legal Proceedings.............................................. 23
Item 4:       Submission of Matters to a Vote of Security Holders............ 23

PART II

Item 5:       Market for Registrant's Common Equity, Related Stockholder
                Matters and Issuer Purchases of Equity Securities............ 24
Item 6:       Selected Financial Data........................................ 26
Item 7:       Management's Discussion and Analysis of Financial
                Condition and Results of Operation........................... 27
Item 7A:      Quantitative and Qualitative Disclosures About Market Risk..... 41
Item 8:       Financial Statements and Supplementary Data.................... 43
Item 9:       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.......................... 72
Item 9A:      Controls and Procedures........................................ 72
Item 9A(T):   Controls and Procedures........................................ 72
Item 9B:      Other Information.............................................. 72

PART III

Item 10:      Directors,Executive Officers and Corporate Governance.......... 73
Item 11:      Executive Compensation......................................... 73
Item 12:      Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters............... 73
Item 13:      Certain Relationships and Related Transactions,
                and Director Independence.................................... 73
Item 14:      Principal Accounting Fees and Services......................... 73

PART IV

Item 15:      Exhibits, Financial Statement Schedules........................ 74
              Signatures..................................................... 78

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


                                     PART I

Item 1: Business
----------------

General

     Simtek Corporation ("Simtek" or the "Company") designs and markets high-speed, re-programmable, nonvolatile semiconductor memory products, for use in a variety of systems including RAID servers, industrial automation, GPS navigational systems, robotics, medical instrumentation, and networking and telecommunications equipment. We are a "fabless" semiconductor company, and thus we subcontract the majority of our manufacturing requirements. We minimize our capital requirements by subcontracting the majority of the manufacturing process to third parties. We have designed and developed nonvolatile static random access memory or "nvSRAM" products since we began business operations in May 1987. Our product families include 16, 64, 256-kilobit and 1-megabit nvSRAM products. Kilobits are a measure of the amount of data that can be stored; more kilobits imply more storage. One kilobit is generally interpreted to mean 1,000 bits. Megabits are also a measure of the amount of data that can be stored; there are 1,000 kilobits in one megabit.

     On December 30, 2005, we acquired from Zentrum Mikroelektronik Dresden AG ("ZMD") certain assets related to ZMD's nvSRAM product line (the "ZMD Asset Acquisition"). On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, we entered into a number of agreements including a License Agreement (the "New License Agreement") with ZMD. Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to us and we licensed to ZMD the right to use our silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD's non-competing mixed signal and analog Application Specific Integrated Circuit (ASIC), System on Chip (SoC) and Application Specific Standard Product (ASSP) devices. The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited. No fees or payments are due to either party under the New License Agreement. The New License Agreement shall remain in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days' written notice.

     On the same date, we executed a Non-Competition and Non-Solicitation Agreement with ZMD whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of our products and from hiring our employees in certain situations. The parties also executed a Registration Rights Agreement whereby we agreed to register under the Securities Act of 1933, as amended (the "Securities Act"), for resale, subject to certain limitations, the shares issued to ZMD pursuant to the ZMD Asset Acquisition. For over ten years prior to this transaction, we were party to various product license arrangements and cooperation agreements with ZMD. The December 30, 2005 agreements replaced all of those previous agreements.

     In January 2006, we formed Simtek GMBH in Dresden, Germany, as a wholly-owned subsidiary. As of December 31, 2006, Simtek GMBH had 12 employees, including 6 engineers, a sales manager, 2 customer service employees, and 3 administrative employees. This subsidiary serves as our sales, marketing, and technical support center for European customers. The engineers in Dresden work as an integral part of our company-wide design engineering team.

     In January 2006, we began purchasing finished nvSRAM products from ZMD, to service former ZMD customers until such time that those customers are able to qualify Simtek parts. We are in the final phase of converting these customers who previously used ZMD parts exclusively to our legacy nvSRAM products we produce on silicon received from Chartered. We anticipate this conversion to be complete in the first half of 2007.

     In May of 2005, we entered into a Production and Development Agreement with Cypress to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Cypress' advanced 0.13-micron complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM products, for stand alone and embedded products. During 2005 and 2006, our research and development team along with Cypress' research and development team worked aggressively on the co-development program.

     On March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from us to develop and manufacture standard, custom and embedded nvSRAM products in exchange for paying us $4,000,000 in non-refundable pre-paid royalties, of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006. In addition, we licensed rights to use certain intellectual property from Cypress for use in our products. As part of the License and Development Agreement, we agreed to issue Cypress warrants to purchase 2 million shares of our common stock for $7.50 per share. The warrants have a ten year life. The warrants were issued upon receipt of each of the prepaid royalty amounts. The value of the warrants issued of $1,930,000 has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $2,070,000 was recognized as royalty revenue at the time the payments were received.

     On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its common shares. All share and per share amounts throughout this annual report have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented. In addition, on October 5, 2006, Simtek converted from a Colorado corporation to a Delaware corporation. This reincorporation had no effect on the consolidated financial statements.

     As of December 31, 2006, our backlog for released purchase orders was approximately $8,100,000, all of which is expected to ship by June 30, 2007. Comparatively, our backlog for released purchase orders was approximately $2,559,000 as of December 31, 2005. Orders are generally cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and, therefore, are not necessarily a measure of future product revenue.

     Amkor Technology ("Amkor"), located in the Philippines, provides assembly services and final test services for our highest volume products. Advanced Semiconductor Engineering Inc., located in Taiwan, provides assembly services for specific legacy products. Amkor also provides final test services for our highest volume products. Integra Technologies, located in Kansas, provides wafer testing and final test services for our remaining nvSRAM products.

     In 2005 we determined that Q-DOT, our wholly owned subsidiary that specialized in advanced technology research and development for data acquisition, signal processing, imaging and data communications, no longer fit with our core non-volatile memory business. We had acquired Q-DOT in March 2001 in an effort to enter the high speed data communications market, addressing both wired and wireless applications, based on advanced "silicon germanium" process technology. On August 30, 2005, we, along with Q-DOT, entered into an Asset Purchase Agreement with Hittite Microwave Corporation ("Hittite") and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation ("HMC Acquisition"), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million. The Company realized a net gain of approximately $1,687,000. In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT's real estate lease and certain software license agreements. Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT. In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT's operations. On September 1, 2006, we received the $200,000 that was placed in the escrow account.

     During 2004, we transferred the production of our 0.8-micron family of nvSRAM products from Chartered Semiconductor Manufacturing Plc. of Singapore, or ("Chartered"), facility #1 to Chartered's facility #2. We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered's facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005. We refer to these products as our legacy products. In September 2005, we qualified our 1-megabit nvSRAM products built on 0.25-micron silicon wafers we receive from Dongbu Electronics USA Inc., formerly DongbuAnam

Semiconductor Inc., or ("Dongbu"). We have expanded our product family of nvSRAM products built on silicon wafers received from Dongbu to include a 1-megabit nvSRAM with real time clock, a 256-kilobit nvSRAM and a 256-kilobit nvSRAM with real time clock. These devices with real time clock were given full production qualification status in late 2006. We refer to the product family built on silicon wafers we receive from Dongbu as 0.25-micron products. Our nvSRAM products are physically smaller and require less maintenance than static random access memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than static random access memory devices that achieve nonvolatility by being combined with additional chips.

     During 2006, all of the wafers used to produce our 0.8-micron nvSRAM's were purchased from Chartered. Sales of these products accounted for approximately 66% of our product revenue for 2006. Wafers were purchased from Dongbu in 2006 to support our 0.25-micron products. Sales of these products accounted for approximately 13% of our product revenue for 2006. Finished units were purchased from ZMD in 2006 to support our customers using products previously purchased from ZMD; sales of these products accounted for approximately 20% of our product revenue in 2006. The remaining product revenue for 2006 came from miscellaneous products.


     Memory Industry and Product Background

     The semiconductor memory market is large and highly differentiated. This market covers a wide range of product densities, speeds, features and prices. We believe that the ideal integrated memory product would have:

     o high bit density per chip to minimize the number of chips required in a system;

     o fast data read and write speeds to allow a system's microprocessor to access data without having to wait;

     o    the ability to read and modify data an unlimited number of times;

     o    low power consumption;

     o the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility)

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

             Volatile                               Nonvolatile                           Combinations
             --------                               -----------                           ------------
Static Random Access Memories (SRAM)     Electrically Erasable Programmable     Nonvolatile Static Random Access
                                         Read Only Memory (EEPROM)              Memory (nvSRAM)
Dynamic Random Access Memory             Flash Memory (FLASH)                   Nonvolatile Random Access Memory
(DRAM)                                                                          (nvRAM)
                                         Erasable Programmable Read Only        Static Random Access Memory plus
                                         Memory (EPROM)                         lithium battery (BatRAM)
                                         Programmable Read Only Memory (PROM)
                                         Read Only Memory (ROM)


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

     Combinations. Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems. By using static random access memories in combination with Erasable Programmable Read Only Memory, Electrically Erasable Programmable Read Only Memory, or Flash Memory chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with static random access memory. This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function. Also, it may take up to several seconds to transfer the data from the static random access memory to the Electrically Erasable Programmable Read Only Memory or Flash Memory; an excessive time under power loss conditions. As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip. One approach combines a static random access memory with lithium batteries in a single package, which is called battery-backed SRAM, or BatRAM.

     Our Memory Technologies

     Nonvolatile random access memories combine volatile and nonvolatile memory cells on a single chip and do not require a battery. We believe our nvSRAM products represent a significant advance over existing products that combine volatility and nonvolatility on a single silicon chip. We combine a static random access memory cell with an Electrically Erasable Programmable Read Only Memory cell to create a small nvSRAM cell. Our unique and patented memory cell design enables the nvSRAM product to be produced at high densities and a low cost per bit. In addition to high density and nonvolatility, the nvSRAM product has fast data access and program speeds and the static random access memory portion of the memory can be modified an unlimited number of times without wearing out.

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

     The silicon-oxide-nitride-oxide-semiconductor technology coupled with our patented nvSRAM cell allows high performance nvSRAM's to be manufactured using complementary metal oxide semiconductor technology. The Silicon-oxide-nitride-oxide-semiconductor technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

     Nonvolatile Static Random Access Memories. Our nvSRAM product family consists of nonvolatile memories that combine fast static random access memory and nonvolatile elements within each memory cell on a single chip of silicon. The static random access memory portion of the nvSRAM product is operated in the same manner as most standard static random access memory products. The static random access memory can be written to and read from an unlimited number of times. The nonvolatile elements can be programmed, depending upon device type, by user control or automatically by transferring the static random access memory contents into the nonvolatile memory. The data stored in the nonvolatile memory can be transferred back into the static random access memory by user control or the data can be transferred automatically.

     Our current nvSRAM products have fast data access speeds of 25, 35 and 45 nanoseconds. These data access speeds correspond to those of fast static random access memory and, we believe, meet the requirements of much of the fast static random access memory market. The high-speed characteristics of our nvSRAM products allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp., Texas Instruments and Freescale. Our nvSRAM products can be used to replace static random access memories with lithium batteries and multiple chip solutions such as static random access memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

     The various combinations of density and speed allow our nvSRAM products to meet the design and performance requirements of many different types of systems.

     Our newer nvSRAM products, currently implemented in our 0.25-micron product family, includes versions that contain a Real Time Clock (RTC) function. The RTC function (with Watchdog timer) is a commonly needed function in many embedded systems that need nvSRAM.

     We finalized commercial and industrial qualification of two versions of our initial 64-kilobit nvSRAM product offering in September 1991 and April 1992, respectively. We completed military qualification of our initial nvSRAM's in May 1992. We began sales into the commercial market of our initial 16-kilobit nvSRAM product family in 1992. We completed the development and product qualification of the 64-kilobit AutoStoreTM nvSRAM in 1993. The AutoStoreTM version automatically detects power loss and transfers the data from the static random access memory cells into the Electrically Erasable Programmable Read Only Memory cells. This device does not require instructions or intervention from the system microprocessor to notify it of the power loss. Commercial and industrial qualification of our 256-kilobit nvSRAM occurred in 1997 and military qualification of our 256-kilobit nvSRAM was completed in the second quarter of 1998. In 2002, we qualified our 3-volt 256-kilobit nvSRAM for use in commercial and industrial applications. During 2003, we designed and began sampling our 1-megabit nvSRAM product for sale into commercial and industrial markets. Qualification of our 1-megabit nvSRAM product occurred in September 2005. We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered's facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005. Our 256-kilobit nvSRAM with RTC function and 1-megabit nvSRAM with RTC function were moved into limited production in early 2006, and reached full production qualification in late 2006.

Product Warranties

     We presently provide a one-year limited warranty on our products.

Research and Development

     Our research and development activities are centered on developing new nvSRAM-based products. We also continually work to improve yields and reduce costs on all of our qualified products. In order to reduce costs, since late 1997 we have used outside experts for testing our products. In addition, we have a test floor which is used for evaluation of our technologies, product design and product quality.

     In October 2001, we entered into an agreement with Dongbu to develop a semiconductor process module that combines our nonvolatile technology with Dongbu's advanced 0.25-micron complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM's, for stand alone and embedded products. During 2002 and 2003, our research and development team along with Dongbu's research and development team worked on the co-development program. Our 1-megabit 3-volt nvSRAM was the primary development vehicle. In August 2003, we received the first complete processed silicon from this development, which yielded working samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product. We began shipping samples of our new 1-megabit 3-volt nonvolatile semiconductor memory product in September 2003. In September 2005, we completed the full qualification of our 1-megabit 3-volt nonvolatile semiconductor memory product for use in the commercial and industrial market.

     As described earlier, in May 2005 and March 2006 we entered into two strategic agreements with Cypress. Our flagship 4-megabit 3-volt nvSRAM is the primary development vehicle with engineering teams from both our Company and Cypress sharing the design, development, debug, and other R&D related activities. This device is planned to be available for customer sampling in 2007.

     In May of 2006, we began an effort to identify potentially large markets currently unserved by our nonvolatile memory technology. This effort identified that the emerging Solid State Drive (SSD) application when implemented with Multi Level Cell (MLC) Nand Flash Devices would benefit from the use of our technology. In 2007, we expect to begin planning to develop products that may serve the SSD application. This effort will lead to research and development expenditures that are in addition to our traditional expenditures.

     Our research and development expenditures for the years ended December 31, 2006, 2005 and 2004 were $5,855,000, $6,369,000 and $4,942,000, respectively. We expect expenditures for research and development to increase over the next few years, as we expand our products to include 4 megabit and greater memory densities as well as new applications for our non-volatile memory technology.

Manufacturing and Quality Control

     Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies. Since 1993, Chartered has provided us with silicon wafers for our legacy products. Dongbu provides silicon wafers for our 0.25-micron process to support our 1-megabit and RTC product families. Beginning in 2007 Cypress will produce wafers on their 0.13-micron process for our 4-megabit family of products. They will manufacture in their plant in Minnesota and may, as need arises, use other Asian fabs to which they have subcontracted the know-how to produce wafers employing the same process.

     Device packaging of our nvSRAM products continues at Amkor in the Philippines, and Advanced Semiconductor Engineering Inc. in Taiwan. Final test for our nvSRAM products continues with Integra Technologies, formerly Amkor Test Services, in Wichita, Kansas. In 2006, we began wafer testing at Integra Technologies and final testing of our high volume legacy products at Amkor in the Philippines.

     Our subcontractors provide quality control for the manufacture of our products. We maintain our own quality assurance personnel and testing capability to assist the subcontractors with their quality programs, and to perform periodic audits of the subcontractors' facilities and finished products to ensure product integrity.

     We renewed our certification to the ISO9001:2000 Quality Management System for our internal operations in Colorado Springs, and successfully completed certification of our operations in Dresden. Our major subcontractors also support ISO9000-2000 and ISO-14001 Environmental Control certifications. We continue to support our Mil-Prf-38535 Appendix A quality system in support of our Standard Microcircuit Drawing (SMD) and military grade products.

     Our quality and reliability programs were audited by several major commercial customers as part of routine supplier certification procedures. All such audits were completed satisfactorily. We have established Restriction of Hazardous Substances (RoHS) compliance for our entire product line.

Markets and Marketing

     Our memory products are targeted at fast nvRAM markets, static random access memory plus Electrically Erasable Programmable Read Only Memory markets and other nonvolatile memory products broadly used in commercial, industrial and military electronic systems.

     Our products are typically used to store critical data when power is removed from the system. Often this data must be captured very quickly and we believe that the fast write time of our nvSRAM products is a significant benefit over other nonvolatile memory alternatives. Our products are used in systems that are "write intensive" such as data collection, event recording and others where we believe that the unlimited write endurance of our nvSRAM is superior to alternative nonvolatile memory solutions.

     We anticipate increasing revenue due to three major factors. First, the revenue contribution of 1-megabit nvSRAM products is increasing as Simtek enters 2007. Second, our overall corporate average selling prices are expected to increase, as customers migrate from lower density products to higher priced, higher density 1-megabit nvSRAMs and nvSRAMs that include RTC functions. Third, we are seeing increased volume of our legacy products, as targeted end applications continue to experience additional nvSRAM product adoption and end market growth.

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



Some Application Areas for Simtek Products

Airborne Computers                                      Mass Storage Systems
Automated Parking Systems                               Medical Instruments
Automated Test Equipment                                Motor Controllers
Automated Teller Machines                               Multi- Function Printers
Automotive Control & Monitoring Systems                 POS Terminals
Broadcast Equipment                                     Postal Systems
Cable TV and Satellite Set Top Converter Boxes          Power Grid Management Systems
Copiers                                                 Printers
Currency Changers                                       Process Control Equipment
Data Monitoring and Recording Equipment                 Radar and Sonar Systems
Down Hole Drilling Systems                              RAID Controllers
Facsimile Machines                                      Robotics
Factory Automation Systems                              Routers
Fluid Flow Meters                                       Security Systems
Gaming Machines                                         Servers
GPS Navigational Systems                                Studio Recording Equipment
Guidance and Targeting Systems                          Telecommunications Systems
High Performance Workstations                           Train Control Systems
Irrigation Systems Controllers                          Utility Meters
Laser Printers                                          Weapon Control Systems
LCD Projectors
Lighting Control Systems

     Our 1-megabit nvSRAM is opening new applications into which our products are being designed. These include designs into an entirely new generation of integrated Redundant Array of Independent Disks or "RAID" controllers, other large storage systems, power metering, tele-communications, and data-communications. For 2007 our marketing focus will be to better understand and penetrate current markets for Simtek including direct-attached-storage RAID systems and certain industrial application areas; to expand our presence into markets that are relatively new to Simtek such as external RAID arrays and mass storage subsystems; and further penetrating emerging communications, automotive, and other industrial applications.

Sales and Distribution

     Our strategy is to generate sales through the use of independent manufacturer's sales representative companies and distributors supported by Simtek sales and technical personnel. We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

     We currently have five sales offices outside of Company headquarters. They are located in California, Georgia, and Maine to serve the North American markets; Germany to serve European markets; Japan to serve the Asian and Pacific Rim markets. We have engaged approximately 18 sales independent representative organizations and approximately 13 distributor organizations with sales offices worldwide. These organizations have multiple sales offices and technical sales personnel covering specific geographic territories. Through these organizations and their sales offices we believe that we are capable of serving a significant portion of the worldwide market for our products with our full line of products.

     Independent sales representatives typically sell a limited number of non-competing products to semiconductor users in particular assigned geographic territories. Distributors maintain inventory and sell products from a larger number of product lines to a broader customer base. These sales channels are generally complementary, as representatives and distributors often work together to consummate a sale, with the representative receiving a commission from us and the distributor earning a markup on the sale of products. We supply sales support and materials to the sales representatives and distributors.

Customers and Backlog

     We have shipped qualified nvSRAM products to customers directly and through distributors since our initial commercial product qualification in September 1991. The majority of our sales are to Fortune 500 companies. Sales by geographic area, based on customer receiving locations, for the years ended December 31, 2006, 2005, and 2004 were as follows (as a percentage of sales):

                                        2006              2005             2004
                                        ----              ----             ----

     United States                       27%               26%              29%
     Europe                              25%               18%              11%
     Far East:
         China                           15%                5%               0%
         Japan                            5%               11%              12%
         Singapore                        9%               15%              11%
         Taiwan                           3%               11%              17%
         Thailand                         5%                2%               6%
         Far East Other                   2%                2%               2%
     Other                                9%               10%              12%
                                        ----              ----             ----
     Total                              100%              100%             100%

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

     The second category consists of ferroelectric random access memory or commonly referred to as FRAM. FRAM memories use a capacitor with a ferroelectric dielectric as a storage element and a specialized transistor as a selection element. The use of ferroelectric materials for nvRAM has been researched for more than three decades but only few companies have been able to commercialize the technology. The major reason appears to be the very challenging manufacturing process. Typically capacities of FRAM are small. FRAM is considered a solution in applications that require low densities and low power where it has a competitive advantage over our nvSRAMs. FRAM's major disadvantage is limited memory endurance due to the destructive nature of the read out cycle. The major sources for FRAM stand alone memory components are Ramtron, OKI and Fujitsu. While other companies such as Texas Instruments have licensed the FRAM technology from Ramtron, it is expected that Texas Instruments will embed the FRAM memory into a more complex ASSP.

     Based on market research data from Web Feet Research, we estimate the Simtek nvSRAM market share to be approximately 7% of the total nvRAM market. However, with increasing revenues, this market share is expected to increase in 2007.

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

Patents and Intellectual Property

     We undertake to protect our products and technologies under the applicable intellectual property laws as well as by utilizing internal safeguards.

     We believe that patents are significant in our industry, and we are seeking to build a patent portfolio. We expect that we may enter into patent license and cross-license agreements with other companies. We own 15 patents in the United States, some of which are directed toward our nvSRAM cell. These patents have terms that expire from 2006 to 2018. We also own 12 patent applications that have been filed and are pending in the United States Patent and Trademark Office. These patent applications are directed mainly toward our nvSRAM products. We are looking to confirm an exclusive position for nvSRAM circuits that have lower power consumption and that store data faster than competitive products, which management believes will give us a competitive advantage.

     We also own one German Patent and applications for patents in Germany and in the European Patent office. In addition, we own an application for patent under the Patent Cooperation Treaty seeking protection in key industrialized countries. Our management has announced an intention to cause additional patent applications to be filed to expand our patent portfolio. However, as with many companies in the semiconductor industry, it may become necessary or desirable in the future for us to obtain licenses from others relating to our products.

     We also protect aspects of our technology that relate to our semiconductor memory products as trade secrets. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.


Employees

     As of the date of the Form 10-K filed on April 2, 2007, we had 57 full-time employees, worldwide..

Item 1A. Risk Factors
---------------------

OUR LIMITED OPERATING CAPITAL AND OUR ABILITY TO RAISE ADDITIONAL MONEY MAY HARM OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS AS WELL AS SUPPORT FUTURE REVENUE GROWTH

     To date, we have required significant capital for product development, subcontracted production and marketing. We have funded these from the sale of products, the sale of product and technology licenses and from royalties as well as from the sale of our convertible debt and equity securities.

     In recent months, we have experienced significant revenue growth. In order to support that growth, we must order more silicon wafers than we have historically. The cash required for inventory purchases, including silicon wafers, has been greater than the cash generated from sales. Therefore, our cash requirements have been difficult to maintain. We may need more capital in the future to develop new products and support higher revenue. We cannot guarantee that we will be able to raise more capital on reasonable terms, if at all. If we cannot, then we may not be able to purchase adequate amounts of inventory to support revenue growth or to develop and market new products, causing our financial position and stock price to deteriorate.

WE HAVE A HISTORY OF OPERATING LOSSES

     We began business in 1987. Through December 31, 2006, we had accumulated losses of approximately $48.2 million. Since July 1, 2000 and through September 30, 2006, we realized net losses. While we posted a net profit for the fourth quarter of 2006, we may experience net operating losses in the future, which could increase our need for additional capital in the future, and hurt our stock price.

WE MIGHT NOT BE ABLE TO RE-GAIN COMPLIANCE WITH CERTAIN COVENANTS SET FORTH IN OUR LOAN AGREEMENT WITH THE RENN CAPITAL GROUP; IF WE ARE UNABLE TO DO SO, THE RENN CAPITAL GROUP COULD ACCELERATE THE $2.7 MILLION DEBENTURES AND FORECLOSE ON THE COLLATERAL THAT WE GRANTED TO IT

     Our loan agreement with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC, or the RENN Capital Group, formerly Renaissance Capital Group, Inc., contains various financial covenants. As of December 31, 2006, we were not in compliance with one of the covenants set forth in the loan agreement, which relates to the interest coverage ratio. On February 20, 2007, we received a waiver for the covenant through January 1, 2008. However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to a current liability. If the note becomes due and we cannot pay it, RENN Capital Group may foreclose on the assets that we pledged as security for the note. This would significantly harm our business.

IF WE CANNOT RECEIVE SILICON WAFERS WE REQUIRE TO MANUFACTURE OUR PRODUCTS FROM OUR VENDORS AT THE VOLUMES OR THE PRICES WE REQUIRE, OUR REVENUES, EARNINGS AND STOCK PRICE COULD SUFFER

     We currently purchase the silicon wafers we require to build our non-volatile memory products from two vendors, Chartered Semiconductor Manufacturing Plc. of Singapore, and Dongbu in Korea. Due to the volatility of the semiconductor market, we have limited control over the pricing and availability of the wafers we require in order to build our products. The risk of not receiving the products and pricing we need to achieve our revenue objectives has escalated. If we are unable to obtain the products and pricing we need from these vendors, our business could suffer.

THE UNCERTAINTY INVOLVED IN MANUFACTURING SEMICONDUCTORS MAY INCREASE THE COSTS AND DECREASE THE PRODUCTION OF OUR PRODUCTS

     In order for us to be profitable, we must drive our manufacturing costs down and secure the production of sufficient product. Semiconductor manufacturing depends on many factors that are complex and beyond our control and often beyond the control of our subcontractors. These factors include contaminants in the manufacturing environment, impurities in the raw materials used and equipment malfunctions. Under our arrangements with our subcontractors, our subcontractors pass on to us substantially all of their costs that are unique to the manufacture of our products. Accordingly, these factors could increase the cost of manufacturing our products and decrease our profits. These factors could also reduce the number of semiconductor memories that our subcontractors are able to make in a production run. If our subcontractors produce fewer of our products, our revenues may decline.

DELAYS IN MANUFACTURING MAY NEGATIVELY IMPACT OUR REVENUE AND NET INCOME

     It takes approximately four months for our subcontractors to manufacture our semiconductor products. Any delays in receiving silicon wafers or completed products from our subcontractors will delay our ability to deliver our products to customers. This would delay sales revenue and could cause our customers to cancel existing orders or not place future orders. These delays could occur at any time and would adversely affect our net income.

DELAYS IN OR FAILURE OF PRODUCT QUALIFICATION MAY HARM OUR BUSINESS

     Prior to selling a product, we must establish that it meets expected performance and reliability standards. As part of this testing process, known as product qualification, we subject representative samples of products to a variety of tests to ensure that performance is in accordance with commercial, industrial and military specifications, as applicable. If we are unable to successfully accomplish product qualification for our future products, we will be unable to sell these future products.

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

THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY PREVENT US FROM MAINTAINING A CONSISTENT REVENUE STREAM AND MAY HARM OUR STOCK PRICE

     The semiconductor industry has historically experienced significant peaks and valleys in sales volumes resulting in large variations of revenues and resulting profits or losses. We do not have direct influence on the nature of the broad semiconductor market. Variations in the revenues and profits within the semiconductor industry may cause us to incur significant losses in the future. If the stock prices of many semiconductor companies decrease, our stock price may also suffer.

IF WE FAIL TO COMPLETE OUR AGREEMENT OR IF WE FAIL TO SUCCESSFULLY IMPLEMENT PRODUCTS WITH CYPRESS SEMICONDUCTOR, OUR LIQUIDITY AND REVENUES MAY SUFFER

     On May 5, 2005, we closed a production and development agreement with Cypress Semiconductor Corporation to jointly develop an "S8" 0.13-micron silicon-oxide-nitride-oxide-silicon (SONOS) nonvolatile memory production process. The production and development agreement also calls for Cypress to produce one or more Simtek products, as designated by Simtek, using the S8 process. We cannot assure you that we will be able to successfully develop and bring to qualified volume production products based on the S8 process or that Cypress will be able to develop embedded products contemplated to be developed using Simtek's intellectual property. If the development of the S8 process is delayed or fails, or if Cypress is unable to meet our production requirements, we might not be able to meet potential future orders planned to be received from our customers. This could significantly harm our revenue and future growth potential. We also entered into an escrow agreement pursuant to which we deposited $3 million into an escrow account in order to support and make certain payments for the S8 process and product developments. If we fail to complete the development and production agreement, we might forfeit our rights to the escrow amount.

CERTAIN OF OUR REGISTRATION RIGHTS AGREEMENTS PROVIDE FOR PENALTIES IF WE FAIL TO FOLLOW CERTAIN PROCEDURES OR MAINTAIN AN EFFECTIVE REGISTRATION RELATED TO THE SHARES PURCHASED BY SUCH INVESTORS

     The Registration Rights Agreement entered into as part of the December 30, 2005 Securities Purchase Agreement amounting to $11,000,000 contained a cash penalty provision if certain procedures are not followed or an effective Registration Statement is not maintained for the shares purchased by investors in such transaction. The cash penalties are 2% of the proceeds for each month that a breach occurs. We cannot assure you that we will be able to maintain such effective Registration Statement.

     The Registration Rights Agreement entered into as part of the September 21, 2006 Securities Purchase Agreement amounting to $4,555,000 contained a provision whereby the investors therein would receive certain amounts of penalty shares if certain procedures are not followed or an effective Registration Statement is not maintained for the shares purchased by the investors. The penalties are 2% of the shares purchased for each month that a breach occurs. We cannot assure you that we will be able to maintain such effective Registration Statement.

THE INTENSE COMPETITION IN THE SEMICONDUCTOR INDUSTRY MAY CAUSE US TO LOSE SALES REVENUE TO OTHER SUPPLIERS

     There is intense competition in the semiconductor industry. We experience competition from a number of domestic and foreign companies, most of which have significantly greater financial, technical, manufacturing and marketing resources than we have. Our competitors include major corporations with worldwide silicon wafer fabrication facilities and circuit production facilities and diverse, established product lines. If any of our new products achieve market acceptance, other companies may sell competitive products at prices below ours. This would have an adverse effect on our revenue and operating results.

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

OUR PATENTS MAY NOT PROVIDE US EFFECTIVE INTELLECTUAL PROPERTY PROTECTION; THIS COULD HARM OUR BUSINESS

     We own 15 U.S. patents and one German patent. We have also applied inside and outside the United States for patents on our technology. We are not sure that any of the patents for which we have applied will be issued or, even if they are issued, that they will provide us with desired protection from competition. We may also not have the money required to maintain or enforce our patent rights. Notwithstanding our patents, other companies may obtain patents directed to alternate or comparable technologies.

     Portions of our intellectual property are retained as trade secrets. Unlike patents, trade secrets must remain confidential in order to retain protection as proprietary intellectual property. We cannot assure you that our trade secrets will remain confidential. If we lose trade secret protection, our business could suffer.

IF OUR PRODUCTS AND TECHNOLOGY INFRINGE ON THIRD PARTY PATENTS, OUR PRODUCT SALES OR GROSS MARGINS MAY SUFFER

     We have not determined whether our products are free from infringement of others' patents. If patent infringement claims are asserted against us and are upheld, we would try to modify our products so that they are non-infringing. If we are unable to do so, we could have to obtain a license to sell those products or stop selling the products for which the claims are asserted. We may not be able to obtain the required licenses. Any successful infringement claim against us, our failure to obtain any required license or requirement for us to stop selling any of our products, may force us to discontinue production and shipment of these products. This could result in reduced product sales and harm our revenues.

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

     In late 2002, we received notice of possible patent infringement from a corporation that has acquired a portfolio of patents. We have reviewed the claim and believe there are no potential infringements. We have received no further notification from this corporation. While there can be no assurances, if there are any infringements, we believe we would be able to enter into a licensing agreement with such company without any material impact on us.

FOREIGN CURRENCY EXCHANGE RATE FLUCTUATIONS MAY INCREASE OUR COSTS, LOWER OUR REVENUES AND CAUSE LOSS OF CUSTOMERS TO OUR COMPETITORS

     We purchase materials, including silicon wafers, from outside the United States. Sales to customers located outside of the United States for the years ended December 31, 2006, 2005 and 2004 were 73%, 74% and 71%, respectively. We operate using United States dollars as the functional currency. Changes in foreign currency exchange rates can reduce our revenues and increase our costs. For example, our subcontractors may increase the prices they charge us, on a per purchase order basis, for silicon wafers if the United States dollar weakens. Any large exchange rate fluctuation could affect our ability to compete with manufacturers who operate using foreign currencies. We do not try to reduce our exposure to these exchange rate risks by using hedging transactions. Although we have not had any material losses due to exchange rate fluctuations over the last three years, we cannot assure you that we will not incur significant losses in the future.

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

IF OUR BOARD OF DIRECTORS AUTHORIZES THE ISSUANCE OF PREFERRED STOCK, HOLDERS OF OUR COMMON STOCK COULD BE DILUTED AND HARMED

     Our board of directors has the authority to issue up to 200,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the shareholders. The issuance of preferred stock by our board of directors could dilute and harm the rights of the holders of our common stock. It could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly. Given our present capital requirements, it is possible that we could raise capital through the sale of preferred stock in the future.

OUR CERTIFICATE OF INCORPORATION AND DELAWARE LAW MAY OPERATE AS ANTI-TAKEOVER PROTECTIONS AND THUS MAY DISCOURAGE TAKEOVER ATTEMPTS AND/OR DEPRESS THE MARKET PRICE OF OUR COMMON STOCK

     We have opted to be governed, in our Delaware certificate of incorporation, by Section 203 of the Delaware General Corporation Law, which provides for a three-year moratorium on certain business combination transactions with "interested stockholders" (generally, persons who beneficially own 15% or more of the corporation's outstanding voting stock). Although we believe that Section 203 will encourage any potential acquirer to negotiate with our board of directors, Section 203 also might have the effect of limiting the ability of a potential acquirer to make a two-tiered bid for the company in which all stockholders would not be treated equally. In addition, Section 203 gives the board the power to reject a proposed business combination in certain circumstances, even though a potential acquirer may be offering a substantial premium for our common stock over the then-current market price. Section 203 would also discourage certain potential acquirers who are unwilling to comply with its provisions.

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

     Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent auditors. This requirement may apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2007. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent auditors is new and we may encounter problems or delays in completing the implementation of any requested improvements or remediation and receiving an attestation of our assessment by our independent auditors. We can provide no assurance as to our, or our independent auditors', conclusions at December 31, 2007, with respect to the effectiveness of our internal control over financial reporting. The above factors creates a risk that we, or our independent auditors, will not be able to conclude at December 31, 2007 that our internal controls over financial reporting are effective as required by the Sarbanes-Oxley Act. If we cannot assess our internal control over financial reporting as effective, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, investors could lose confidence in our reported financial information and the trading price of our stock could drop.

Item 1B: Unresolved Staff Comments
----------------------------------

None.

Item 2. Properties
------------------

     We lease approximately 16,000 square feet of space in Colorado Springs, Colorado. This space includes a product engineering test floor of approximately 3,000 square feet. The lease is scheduled to expire on February 28, 2013. In February 2006, we entered into a lease agreement for our facility in Dresden, Germany, we lease approximately 2,800 square feet. The lease is schedule to expire on December 31, 2008. In March 2007, we entered into a lease agreement for office space in Poway, California for use as an engineering design center. That lease expires in March 2011.

We do not own any real property.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
        ------------------------------------------------------------------
        and Issuer Purchases of Equity Securities
        -----------------------------------------

     On January 10, 2007, our Common Stock began trading on the NASDAQ Capital Market under the symbol "SMTK." Prior to January 10, 2007, our common stock was traded on the OTC Electronic Bulletin Board under the symbol "SMTE."

     On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its outstanding common shares. All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.

     Shown below are the high and low bid information for our common stock as reported by the OTC Electronic Bulletin Board.

                                                              Common Stock
                                                              ------------
                                                       High Bid          Low Bid
                                                       --------          -------

     2005
First Quarter.....................................        9.00              5.10
Second Quarter....................................        7.50              3.40
Third Quarter.....................................        4.40              2.80
Fourth Quarter....................................        4.50              2.30

     2006
First Quarter.....................................        4.00              2.30
Second Quarter....................................        3.90              2.60
Third Quarter.....................................        6.10              2.60
Fourth Quarter....................................        6.50              5.40

     The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     As of March 29, 2007, we had 448 shareholders of record. This number does not reflect shareholders who beneficially own common stock held in nominee or "street name".

     We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

     The following table sets forth information with respect to our equity compensation plans as of December 31, 2006.

                      Equity Compensation Plan Information
                      ------------------------------------

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                issued upon exercise of      Weighted-average exercise    equity compensation plans
                                outstanding options          price of outstanding         (excluding securities
Plan Category                   warrants and rights          options warrants and rights  reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders
                                         1,302,593                      $5.24                       143,540
                                         ---------                      -----                       -------
Total                                    1,302,593                      $5.24                       143,540


PERFORMANCE GRAPH:
------------------

     The graph below compares the percentage change in the cumulative total return to our shareholders during the period from December 31, 2001 to December 31, 2006 with the percentage change in the cumulative total return for the S&P SmallCap 600 index and the PHLX Semiconductor Sector Index, or SOXX. The graph assumes the investment on December 31, 2001 of $100 in Simtek's common stock and each of the foregoing indices, and that dividends, if any, were reinvested in all cases, except for SOXX. The stock price performance shown on the graphs is not necessarily indicative of future price performance.

            Cumulative Total Return Based upon Initial Investment of
              $100 on December 31, 2001 with dividends reinvested


                     [GRAPHIC OMITTED - SEE SUMMARY BELOW]

Total Return Analysis

                              12/31/01     12/31/02     12/31/03     12/31/04     12/31/05     12/31/06
Simtek Corporation                $100          $38         $286         $143         $ 69         $110
SOXX                              $100          $55         $ 97         $ 83         $ 92         $ 89
S&P SmallCap 600                  $100          $85         $116         $142         $151         $172


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

                                                     Years Ended December 31,
                                  2006           2005          2004          2003           2002
                                  ----           ----          ----          ----           ----

                                               (in thousands, except per share data)
Revenue                        $  30,630     $   10,385    $  13,092      $  12,263      $  12,422
Gross margin                      12,606          2,794        3,952          3,735          4,844
Loss from continuing
     Operations                   (2,007)        (7,490)      (3,731)        (2,389)        (1,028)
Income (loss) from
 Discontinued operation                -          1,704           60            116             65
Net loss                       $  (2,007)    $   (5,786)   $  (3,671)     $  (2,273)          (963)
Loss per share from
     Continuing operations:
     Basic and diluted         $    (.13)    $    (1.09)   $    (.64)     $    (.41)     $    (.18)
Income per share from
     Discontinued operations:
     Basic and diluted         $     .00     $      .25    $     .01      $     .00      $     .00
Total loss per share
     Basic and diluted         $    (.13)    $     (.84)   $    (.63)     $    (.41)     $    (.18)
Working capital                   11,828          3,591        4,122          1,610          5,473
Total assets                      28,242         18,758        7,976          7,303          7,932
Total long term debt               2,220          2,760        3,000          3,000          3,000
Shareholders' equity              19,108         11,319        1,989          2,523          3,253
Cash dividends per common
     Share (1)                         -              -            -              -              -

(1) We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future.

Item 7: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Overview of Recent Debt and Equity Transactions

     On March 24, 2006, we entered into a License and Development Agreement with Cypress, whereby, among other things, we received $4,000,000 in non-refundable prepaid royalties and we issued to Cypress 2,000,000 warrants. The warrants have a per share exercise price of $7.50 and have a 10 year term. Please read Note 11 to the Consolidated Financial Statements for a discussion of the accounting treatment for the transactions related to this agreement.

     On May 26, 2006, we issued a total of 25,000 warrants to the RENN Capital Group funds. 20,000 of the warrants were issued in consideration for the RENN Capital Group funds entering into a subordination agreement with Wells Fargo which was required for us to enter into a $3,600,000 revolving credit agreement with Wells Fargo Business Credit. The remaining 5,000 warrants were issued in consideration for the waiver letter we received from the RENN Capital Group funds for us being out of compliance with the covenants in the loan agreement at March 31, 2006.

     On July 24, 2006, each of the Renaissance Capital Growth & Income Fund III, Inc., Renaissance Growth Investment Trust PLC and US Special Opportunities Trust, PLC converted $100,000 of the principal amount of the 2002 7.5% convertible debentures into 45,455 shares of our common stock in lieu of us making the principal payment we were required to make beginning on July 1, 2006.

     On September 21, 2006, we completed a private placement in the amount of $4,555,000, whereby, among other things, we issued 1,153,171 shares of our common stock and 172,981 warrants to purchase common stock. The warrants have a per share exercise price of $5.40 and a five-year term.

     On October 11, 2006 and October 20, 2006, Bluegrass Growth Fund Ltd. and Bluegrass Growth Fund LP each exercised 25,800 warrants to purchase shares of our common stock. On October 20, 2006, C. E. Unterberg Towbin exercised 27,000 warrants to purchase shares of our common stock. We received a total of $212,000 from these warrant exercises.

Results of Operations

     General. Simtek designs and markets high-speed, re-programmable, nonvolatile semiconductor memory products for use in a variety of systems including RAID servers, industrial automation, GPS navigational systems, robotics, medical instrumentation, and networking and telecommunications equipment. We are a fables semiconductor company, which means we outsource substantially all manufacturing processes. We concentrate on the design and development of our nvSRAM product families and technologies, marketing, distribution channels, and sources of supply.

     In 2003, we received notification from Chartered that they would be closing their silicon wafer fabrication facility #1 in March 2004 and that they would transfer our 0.8-micron process technology to their silicon wafer fabrication facility #2. Through late 2003 and into 2004, we worked with Chartered to transfer the production of our 16-kilobit, 64-kilobit, 5 volt 256-kilobit and 3 volt 256-kilobit product from their facility #1 to their facility #2. During the third and fourth quarters of 2004 and first quarter of 2005, we completed the transfer and qualification of these products. The transfer from Chartered's facility #1 to Chartered's facility #2 accounted for lower production yields in 2004 as compared to the production yields we achieved in 2003. During the fourth quarter 2004, we began seeing production yields return to historic levels. Sales of our products manufactured from the silicon wafers we received from both of Chartered's facilities accounted for approximately 66%, 86% and 97% of our total revenue for the years ended December 31, 2006, December 31, 2005 and for December 31, 2004, respectively.

     In addition to Chartered, we purchase silicon wafers from Dongbu that are used to manufacture our 0.25 micron products including the 1 megabit and 256 kilobit devices with and without real time clock. In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets. Sales of our 0.25 micron products accounted for approximately 13%, 13% and 3% of our total revenue for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

     As discussed previously, on December 30, 2005, we closed on the acquisition of certain assets related to ZMD's nvSRAM product line. This acquisition had no effect on the operating results for fiscal year 2005, as there were no operating activities related to those assets until January 2006. During 2006, approximately 20% of our net revenue was from inventory purchased from ZMD. We are near the finalization of converting the last of our customers from the products produced from ZMD to Simtek products produced on silicon received from Chartered or Dongbu.

     Review of 2006 Operations

     Total revenue for 2006 was approximately $30,600,000, consisting of $28,560,000 of product revenue and $2,070,000 of royalty revenue. We saw a significant increase in unit shipments and average selling prices of our commercial and industrial products. In 2006, management focused on integrating the nvSRAM business acquired from ZMD, setting up Simtek GmbH, our wholly-owned subsidiary in Dresden, Germany, and increasing gross margins. Margins were improved as a result of increased selling prices, reduced costs of our 0.25 micron products, transfer of test operations to Asia, and streamlining our product offering.

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

     Results of Operations

     Revenues

     In 2006, total revenue was $30,630,000 which included net royalties in the amount of $2,070,000 from Cypress. There were no royalties received in 2005 or 2004. The following table sets forth our net product revenues for semiconductor devices by product markets for the years ended December 31, 2006, 2005 and 2004 (in thousands):

                                         2006           2005            2004
                                         ----           ----            ----

         Commercial                   $ 26,145       $  8,669         $ 10,314
         High-end industrial and
           Military                   $  2,415       $  1,617         $  2,778
         Logic products               $      -       $     99         $      -
                                      --------       --------         --------

         Total Revenue                $ 28,560       $ 10,385         $ 13,092


     Revenues for the year ended December 31, 2006 as compared to 2005

     Commercial revenues include revenue generated from our legacy products and from our 0.25 micron products. Commercial revenues increased by $17,476,000 for the year ending December 31, 2006 as compared to the same period in 2005. The increase was due to: (i) revenue associated with former ZMD customers; (ii) increased unit volume with our key RAID customers (iii) increased shipments for our .25 micron 1 megabit products; and (iv) higher average selling prices of our high volume legacy products.

     High-end industrial and military product revenue had an increase of $798,000 for the year ending December 31, 2006 as compared to the same period in 2005. We saw an approximate 29% increase in unit shipments and an approximate 16% increase in average selling prices in this product market. The increases in unit volume reflect our efforts to align customer inventory levels to their actual consumption of the products.

         Four distributors and one direct customer account for approximately 49% of our revenue for the year ended December 31, 2006 as compared to 57% for the same period in 2005. Products sold to distributors are sold without material recourse. Distributor contracts typically allow distributors to return up to 5% in value of product inventory in each six month period in exchange for a replacement order of equal value. This allows them to keep inventory current to market demand. Distributors sell our products to various end customers. If one of these distributors were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as other distributors would likely take their place.

     During 2006, we saw an approximate 300% increase in unit shipments of our
0.25 micron product. We expect to see a continued increase in the revenue received from our 0.25 micron product family.

     Revenues for the year ended December 31, 2005 as compared to 2004

     Commercial revenues include revenue generated from our legacy products and from our 0.25 micron products. Commercial revenues decreased by $1,645,000 for the year ending December 31, 2005 as compared to the same period in 2004. The decrease was due to: (i) lower average selling prices of our high volume legacy products due to competitive pricing; (ii) reduced unit volume with our key RAID customers due to competition; and, (iii) reduced unit volume due to a concerted effort to realign customer inventory and ordering patterns to more closely match actual consumption. The decrease in legacy unit shipments was partially offset by an increase in unit shipments of our 0.25 micron product family.

     High-end industrial and military product revenues had a decrease of $1,161,000 for the year ending December 31, 2005 as compared to the same period in 2004. We saw an approximate 47% decrease in unit shipments and an approximate 42% decrease in average selling prices. The decreases in unit volume reflect our efforts to align customer inventory levels to their actual consumption of the products.

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

     Cost of Sales and Gross Margins for the year ended December 31, 2006 as compared to 2005

     We recorded cost of sales of $18,024,000 and $7,591,000 for the years ended December 31, 2006 and December 31, 2005, respectively. Gross margin for 2006 was 37% compared to 27% in 2005. The approximate 10 percentage point increase in gross margin reflects higher average selling prices for our 3 volt 256 kilobit devices, increased unit shipments of 1 megabit devices, lower unit costs and higher overall sales volume.

     We expect gross margins on both our legacy and 0.25 micron products to improve during 2007. In 2006, we moved the final testing of our higher volume products to Amkor in the Philippines, which resulted in lower costs. In 2007 we expect to continue to transfer test operations, including wafer probe, to lower cost facilities in Asia. In addition, we expect shipments of our 1 megabit devices to continue to increase. These actions are expected to result in higher gross margins for 2007.

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

     Research and Development for the year ended December 31, 2006 as compared to 2005

     We believe that continued investments in new product development are required for us to grow and remain competitive in the markets we serve. In 2006, our research and development department continued development of the 4 megabit product based on the 0.13 micron process with Cypress and added an engineering team in our Dresden office. In November 2006, we qualified our 256-kilobit and 256-kilobit with real time clock built on the 0.25 micron base. In addition, we worked to increase the yields and reduce the amount of back-end testing on our
0.25 micron 1 megabit products. We anticipate providing customers with initial product samples of our 4 megabit product in the fourth quarter of 2007.

     Total research and development expenses were $5,855,000 for the year ended December 31, 2006 as compared to $6,369,000 for the year ended December 31, 2005.

     The $514,000 decrease for the year was due to several items, including: (i) charges in 2005 of $1,222,000 related to final development of our 0.25 micron product due to abnormally low yields and high scrap due to design and process issues with the silicon wafers; and (ii) a reduction of $598,000 in expenses related to the 4 megabit development with Cypress due to the timing of compensable milestones as defined in the 2005 agreement with Cypress. These decreases were partially offset by increases in payroll and payroll overhead costs of $776,000, product development costs of $165,000, stock compensation expense of $160,000, equipment related costs of $128,000 and travel of $100,000. The increase in payroll and payroll overhead costs was primarily due to the addition of the Dresden office. The increase in equipment related costs was primarily related to software licenses required for our Dresden office. The increase in product development costs were primarily related to the cost reductions made in our 0.25 micron 1 megabit product.

We expect that investment in Research and Development will continue to increase as we complete the development of the 4 megabit product and derivative products based on that initial design. In addition, in November 2006, we hired Mr. Ronald

Sartore, one of our directors, as Executive Vice President of Technology. Mr. Sartore will be responsible for identifying new and innovative uses for our patented non-volatile memory technology. The first application he has identified is to use our technology to enable high density FLASH in such applications as solid state drives. This will require significant engineering effort and is expected to take at least two years to develop. We expect the development work will be done in our new design office in San Diego, California and in our Dresden, Germany design center.

     Research and Development for the year ended December 31, 2005 as compared to 2004

     In 2005, our research and development department continued to work on the final development, testing and qualification of our 1-megabit 3-volt nvSRAM with Dongbu. In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets. Development of the smaller 256-kilobit and 256-kilobit with real time clock built on the 0.25-micron base continued in 2005.

     In addition, during the second half of 2005 we began development of our next generation nvSRAM product, in conjunction with Cypress, pursuant to the terms of the May 5, 2005 development agreement. This new product, based on Cypress' .13-micron process will include memory density of 4-megabits.

     Total research and development expenses were $6,369,000 for the year ended December 31, 2005 as compared to $4,942,000 for the year ended December 31, 2004.

     The $1,427,000 increase for the year was primarily due to a one-time charge of $1,222,000 related to the final development of our 0.25-micron product. The one-time charge related to our 0.25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. We have implemented a significant new revision for the silicon wafers being produced at Dongbu and preliminary testing shows a significant improvement in both the initial silicon wafer probe yield as well as the final assembly and test yield. The improved yields resulted in a more cost effective product. This charge was partially offset by decreases in payroll and payroll overhead costs of $159,000, consulting services of $312,000, product development costs of $293,000 and equipment related costs of $13,000 which were in turn partially offset by increases in qualification costs of $60,000, and costs related to the joint development with Cypress of $919,000. The $159,000 decrease in payroll and payroll overhead costs was a direct result of reduced headcount. The $312,000 decrease in consulting services was due to a decrease in engineering work performed by our wholly-owned subsidiary, Q-DOT, for the development of our data-communication products. As reported elsewhere in this Form 10-K, we sold substantially all the assets of Q-DOT in August 2005. The $293,000 decrease in product development costs was related to wind down of development activities related to the 0.25 micron product. As discussed above, the one-time charge related to our 0.25 micron product was due to abnormally low yields and high scrap due to design and process issues with the silicon wafers. The issues were resolved and yields from the revised silicon wafers are significantly better and result in a cost effective product. In September 2005, we achieved full production qualification of the 1-megabit product family.

     Sales and Marketing for the year ended December 31, 2006 as compared to
     2005

     Total sales and marketing expenses were $4,679,000 for the year ended December 31, 2006 as compared to $1,493,000 for the year ended December 31, 2005.

     The $3,186,000 increase was primarily due to $1,784,000 of amortization expense related to the non-competition agreement entered into with ZMD (see Note 10 of these Notes to Consolidated Financial Statements below). The balance of the increase was related to increases in payroll and payroll overhead costs of $844,000, sales commissions of $410,000, stock compensation expense of $78,000 and travel expenses of $93,000. The increases in payroll and payroll overhead costs and travel was primarily due to increased headcount and sales activity, worldwide. The increase in sales commissions is directly related to the increased sales.

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

     Administration for the year ended December 31, 2006 as compared to 2005

     Total administration expenses were $3,861,000 for the year ended December 31, 2006 as compared to $2,275,000 for the year ended December 31, 2005.

     The $1,586,000 increase for the year was due to increases in accounting fees of $118,000, legal expenses of $340,000, $1,058,000 in payroll and payroll overhead costs, professional and consulting services of $258,000, stock compensation expenses of $304,000, software license of $88,000 and travel expenses of $141,000. The increases were partially offset by $730,000 in management reorganization costs that occurred in 2005 and not in 2006. The increase in payroll and payroll overhead costs were related to additional headcount and executive incentive compensation. The increase in professional and consulting expenses is related to work done to evaluate new strategic and alternative markets for Simtek's intellectual property and matters relating to corporate governance. The increase in legal fees was related to increased legal work required for the shareholders meeting, reverse split, reincorporation into Delaware and various Securities and Exchange Commission filings.

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

     Total Other Income (Expense) for the year ended December 31, 2006 as compared to 2005

     Total other expense (net) increased $38,000 for the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily due to an increase in interest expense primarily related to our revolving credit line with Wells Fargo, which was partially offset by an increase in interest income received from our restricted investments.

     Total Other Income (Expense) for the year ended December 31, 2005 as compared to 2004

     Total other expense (net) decreased $69,000 for the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to an increase in interest income received from our restricted investments.

     Loss from Continuing Operations for the year ended December 31, 2006 as compared to 2005

     We recorded a loss from continuing operations of $2,007,000 for the year ended December 31, 2005 as compared to a loss from continuing operations of $7,490,000 for the year ended December 31, 2005. The decrease of $5,483,000 in net loss for the year was due primarily to an the increased revenue and changes in expenses discussed above.

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

Future Results of Operations

     Our ability to be profitable will depend primarily on our ability to continue to increase revenue, reduce product costs, introduce new products and expand our customer base. We are also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.

     In January 2006, we established Simtek GmbH to operate our new European design, customer service and support center in Dresden, Germany. Simtek GmbH will service all of our European customers and supplement our engineering capabilities.

     As of December 31, 2006, we had a backlog of unshipped customer orders of approximately $8,100,000, all of which we expect to ship by June 30, 2007. Orders are cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

     We cannot assure you that the growth in demand, or demand for our products, will increase in the future. Through 2006, we were principally dependent on our legacy products for revenue. However, we expect to see a significant increase in customer orders for our 0.25 micron 1 megabit products in 2007. We continue to explore alternatives to further reduce the cost to manufacture our existing products built on 0.8-micron and 0.25 micron technologies. We are currently reviewing additional cost reduction measures that are expected to improve our gross margins.

     During the years ended December 31, 2006, 2005 and 2004, we purchased all of our silicon wafers to produce our legacy nvSRAM products from a single supplier, Chartered. Approximately 66%, 86% and 97% of our semiconductor device sales for 2006, 2005 and 2004, respectively, were from finished units produced from these silicon wafers. We believe that we maintain a very good relationship and that Chartered will continue to supply our wafer requirements for our legacy products. In addition, we purchased finished units from ZMD principally for sale to former ZMD customers; approximately 20% of our product revenue was from these units. In 2007, we expect to discontinue purchasing product from ZMD and to substitute that product with Simtek product. Dongbu provides silicon wafers for our 0.25-micron products. Approximately 13%, 13% and 3% of our semiconductor product sales for the years ended December 31, 2006, 2005 and 2004, respectively, were from finished units produced from these silicon wafers.

     We intend to continue designing, developing and subcontracting the production of our memory products. We also expect to continue to sell to existing and new customers through our normal sales and marketing channels.

Liquidity and Capital Resources

     Cash flows used in operating activities from continuing operations for the year ended December 31, 2006 were $3,200,000 compared to $3,902,000 in the same period in 2005, a decrease of $702,000. The primary improvements include: (i) the reduction in the net loss from continuing operations of $5,453,000 ($2,007,000 in 2006 versus $7,490,000 in 2005); (ii) amortization of the ZMD non-compete agreement of $1,785,000; (iii) non-cash stock compensation of $542,000; (v) the amount allocated to the issuance of warrants to Cypress of $1,927,000; and, (vi) net change in allowance accounts of $746,000. These improvements were partially offset by investment in working capital to support revenue growth. The key components of the changes in working capital items are as follows, in thousands of dollars:

                                 2006              2005          Change
                                 ----              ----          ------
Accounts receivable         $  (4,113)          $  1,011       $  (5,124)
Inventory                   $  (5,128)          $    492       $  (5,620)
Prepaid expenses            $     491           $   (622)      $   1,113

     Cash flows used in investing activities decreased for the year ended December 31, 2006 by approximately $5,880,000 as compared to the same period in 2005. The decrease was primarily the result of the cash used in 2005 for the purchase of certain assets from ZMD. This decrease was partially offset by an increase in the purchase of equipment and furniture for our facility in Germany and test equipment for our research and development activities.

     The decrease of $3,491,000 in cash flows provided by financing activities was primarily due to a reduction in the amount raised from equity financing transactions in 2006.

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

Short-term liquidity.

     Our unrestricted cash balance at December 31, 2006 was $4,522,000.

     Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses. We expect revenues to continue to increase in 2007. In addition, gross margins are expected to improve and we expect to be profitable for 2007. Investment in research and development is also expected to increase in 2007. We believe that the cash generated by operations plus the available credit under its current credit facilities will be sufficient to fund our operations for the foreseeable future. However, if we fail to meet our revenue targets, it may be necessary for us to raise additional capital or incur additional debt.

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

     We assess the impairment of long-lived assets, including the ZMD non-compete agreement, when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to our estimate of the related future net cash flows. As of December 31, 2006 we determined that no impairment existed as of that date. If the asset's carrying amount is not recoverable through the related cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flows

     Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment. We performed goodwill impairment testing as of December 31, 2006, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform periodic and annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

     We have recorded a valuation allowance on deferred tax assets. Future operations may change our estimate in connection with potential utilization of these assets.

Accounting Pronouncements

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company's financial statements.

     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 allows the Company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, we are required to adopt FAS 159 by the first quarter of 2008. We are currently evaluating the requirements of FAS 159 and the potential impact on our financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FAS 157 is to be effective for our financial statements issued in 2008; however, earlier application is encouraged by the FASB. We are currently evaluating the timing of adoption and the impact that adoption might have on our financial position or results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged by the FASB. We do not believe SAB 108 will have a material impact on our financial position or results of operations.


Inflation

     The impact of inflation on our business has not been material.

Off Balance-Sheet Arrangements

     We are party to a lease agreement with Baja Properties, LLC as landlord pursuant to which we lease approximately 16,000 square feet of space in Colorado Springs, Colorado. The lease is scheduled to expire on February 28, 2013. Our monthly rental payment obligation is approximately $17,000. We are party to a lease agreement with Buerohaus Elg-Florenz GmbH & Co. as landlord pursuant to which we lease approximately 1,394 square feet of space in Dresden, Germany. The lease is schedule to expire December 31, 2008. Our monthly rental payment obligation is approximately $5,200.

Description of Property

     We do not own any property.

Contractual Obligations

     The following table summarizes our significant contractual obligations at December 31, 2006, which are expected to have an effect on our liquidity and cash flows in future periods:

                                                                Payments Due by Period
                                            ------------------------------------------------------------------
                                                         Less than                                  More than
                                            Total         1 year       1-3 years      3-5 years      5 years
                                            -----        ---------     ---------      ---------      -------
(in thousands)
--------------
Operating lease obligations             $     1,479       $    296     $       725    $     458      $       -
Other purchase obligations and
     Commitments                              1,481            877             604            -              -
Long-term debt obligations                    2,700            480           2,220            -              -
                                        -----------       --------     -----------    ---------      ---------
     Total                              $     5,660       $  1,653     $     3,549    $     458      $       -
                                        ===========       ========     ===========    =========      =========


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

     Interest payable on our revolving line of credit entered into with Wells Fargo is a fixed amount of the face value of eligible receivables they purchase from us. As such, changes in interest rates will not affect future expenses or cash flows.

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

     Interest payable on our revolving line of credit entered into with Wells Fargo Bank, National Association ("Wells Fargo") is a fixed amount of the face value of eligible receivables they purchase from us. As such, changes in interest rates will not affect future expenses or cash flows.

     On October 11, 2006 and October 20, 2006, the Bluegrass Growth Fund Ltd. and the Bluegrass Growth Fund Lp. each exercised 25,800 warrants into shares of our common stock. On October 20, 2006, C. E. Unterberg Towbin exercised 27,000 warrants into shares of our common stock. We received a total of $212,000 from these warrant exercises.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------


                               SIMTEK CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  44

Consolidated Balance Sheets - December 31, 2006 and 2005...................  45

Consolidated Statements of Operations - For the Years Ended
     December 31, 2006, 2005 and 2004......................................  46

Consolidated Statements of Changes in Shareholders' Equity -
     For the Years Ended December 31, 2006, 2005 and 2004..................  47

Consolidated Statements of Cash Flows - For the Years Ended
     December 31, 2006, 2005 and 2004......................................  49

Notes to Consolidated Financial Statements - For the Years
     Ended December 31, 2006, 2005 and 2004................................  51

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Simtek Corporation
Colorado Springs, Colorado

We have audited the consolidated balance sheets of Simtek Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, statements of changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.




HEIN & ASSOCIATES LLP

Denver, Colorado
March 27, 2007



                                          SIMTEK CORPORATION


                                      CONSOLIDATED BALANCE SHEETS
                       (Amounts in thousands, except par value and share amounts)

                                                ASSETS
                                                ------
                                                                           December 31, 2006    December 31, 2005
                                                                           -----------------    -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  4,522            $  1,766
     Restricted investments                                                        1,775               2,281
     Accounts receivable - trade, net of allowance for doubtful accounts and return allowances of approximately $372
       and $282                                                                    5,537               1,456
     Inventory, net                                                                6,596               2,068
     Prepaid expenses and other current assets                                       312                  99
     Deposits                                                                          -                 600
                                                                                --------            --------
         Total current assets                                                     18,742               8,270
EQUIPMENT AND FURNITURE, net                                                       1,239                 571
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                      54                 111
GOODWILL                                                                             992                 876
NON-COMPETITION AGREEMENT,NET                                                      7,126               8,910
OTHER ASSETS                                                                          89                  20
                                                                                --------            --------
     TOTAL ASSETS                                                               $ 28,242            $ 18,758
                                                                                ========            ========
                                 LIABILITIES AND SHAREHOLDERS' EQUITY
                                 ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                           $  3,771            $  2,822
     Accrued expenses                                                                939               1,419
     Accrued vacation payable                                                        229                 145
     Accrued wages                                                                   814                  40
     Obligation under capital leases                                                   -                  13
     Line of credit                                                                  681                   -
     Debentures, current                                                             480                 240
                                                                                --------            --------
         Total current liabilities                                                 6,914               4,679
DEBENTURES, NET OF CURRENT                                                         2,220               2,760
                                                                                --------            --------

         Total liabilities                                                         9,134               7,439

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 200,000 shares authorized,
         none issued                                                                   -                   -
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         16,146,679 and 16,145,679 shares issued and outstanding
         at December 31, 2006 and 14,692,082 and 14,691,082 shares
         issued and outstanding at December 31, 2005                                   2                   2
     Additional paid-in capital                                                   67,173              57,509
     Treasury stock, at cost; 10,000 shares                                           (1)                 (1)
     Accumulated deficit                                                         (48,198)            (46,191)
     Accumulated other comprehensive income                                          132                   -
                                                                                --------            --------
         Total shareholders' equity                                               19,108              11,319
                                                                                --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 28,242            $ 18,758
                                                                                ========            ========


                     See accompanying notes to these consolidated financial statements.



                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Amounts in thousands, except par value and share amounts)

                                                                                    FOR THE YEARS ENDED
                                                                                        DECEMBER 31,
                                                                                        ------------
                                                                      2006                  2005                   2004
                                                                      ----                  ----                   ----
REVENUE:
     Product sales, net                                           $     28,560           $     10,385           $     13,092
     Royalty revenue                                                     2,070                      -                     --
                                                                  ------------           ------------           ------------
         Total revenue                                                  30,630                 10,385                 13,092
     Cost of sales                                                      18,024                  7,591                  9,140
                                                                  ------------           ------------           ------------
GROSS MARGIN                                                            12,606                  2,794                  3,952

OPERATING EXPENSES:
     Research and development costs                                      5,855                  6,369                  4,942
     Sales and marketing                                                 4,679                  1,493                  1,608
     General and administrative                                          3,861                  2,275                    917
                                                                  ------------           ------------           ------------

                  Total operating expenses                              14,395                 10,137                  7,467
                                                                  ------------           ------------           ------------

LOSS FROM OPERATIONS                                                    (1,789)                (7,343)                (3,515)

OTHER INCOME (EXPENSE):
     Interest income                                                       162                     92                     26
     Interest expense                                                     (370)                  (238)                  (241)
     Exchange rate variance                                                 (3)                     -                     --
     Other expense                                                          26                     (1)                    (1)
                                                                  ------------           ------------           ------------

                  Total other expense                                     (185)                  (147)                  (216)
                                                                  ------------           ------------           ------------

LOSS FROM CONTINUING OPERATIONS
     BEFORE PROVISION FOR INCOME TAXES                                  (1,974)                (7,490)                (3,731)

     Provision for income taxes                                            (33)                     -                     --
                                                                  ------------           ------------           ------------

LOSS FROM CONTINUING OPERATIONS                                         (2,007)                (7,490)                (3,731)
INCOME FROM DISCONTINUED OPERATIONS
     (including gain on disposal of $1,687
         in 2005)                                                            -                  1,704                     60
                                                                  ------------           ------------           ------------

NET LOSS                                                          $     (2,007)          $     (5,786)          $     (3,671)
                                                                  ============           ============           ============
NET LOSS PER COMMON SHARE:
         Basic and diluted
     Loss from continuing operations                              $       (.13)          $      (1.09)          $       (.64)
     Income from discontinued operations                          $        .00           $        .25           $        .01
                                                                  ------------           ------------           ------------
     Total                                                        $       (.13)          $       (.84)          $       (.63)
                                                                  ============           ============           ============
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
     Basic and diluted                                              15,125,847              6,861,309              5,858,641
                                                                  ============           ============           ============



                       See accompanying notes to these consolidated financial statements.

                                                      46



                                                 SIMTEK CORPORATION

                             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                  (Amounts in thousands, except par value amounts)

                                                                                                      ACCUMULATED
                                         COMMON STOCK       ADDITIONAL                                   OTHER           TOTAL
                                       ----------------       PAID-IN     TREASURY     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                       SHARES    AMOUNT       CAPITAL       STOCK        DEFICIT         INCOME          EQUITY
                                       ------    ------      ----------   --------     -----------   --------------  -------------
BALANCES, December 1, 2004             5,671     $    1      $ 39,784     $     (1)    $ (36,734)      $       -       $   3,050
 Exercise of stock options               101          -           361            -             -               -             361
 Equity financing October 12,
   2004, net of $251 in costs            516          -         2,249            -             -               -           2,249
 Net loss                                  -          -             -            -        (3,671)              -          (3,671)
                                     -------     ------      --------     --------     ---------       ---------       ---------
BALANCES, December 31, 2004            6,288          1        42,394           (1)      (40,405)              -           1,989
 Exercise of stock options               114          -           311            -             -               -             311
 Equity financing May 5, 2005,
   net of $55 in costs                   674          -         3,944            -             -               -           3,944
 Issuance of stock related
   to Employment/separation
   agreements                            115          -           457            -             -               -             457
 Issuance of stock related
   to December 30, 2005
   equity financing, net
   of $641 in costs                    6,875          1        8,458             -             -               -           8,459
 Asset purchase,
  December 30, 2005                      626          -        1,882             -             -               -           1,882
 Interest expense related
   to issuance of warrants                 -          -           63             -             -               -              63
 Net loss                                  -          -            -             -        (5,786)              -          (5,786)
                                     --------    ------      -------      --------     ---------       ---------       ---------
BALANCES, December 31, 2005           14,692          2       57,509            (1)      (46,191)              -          11,319
  Funds in transit at
    December 31, 2005
    related to the
    December 30, 2005
    equity financing                       -          -        1,874             -             -               -           1,874
  Stock-based compensation
   expense                                 -          -          542             -             -               -             542
  Exercise of stock options               73          -          206             -             -               -             206
  Exercise of warrants                    79          -          212             -             -               -             212
  Expense related to
   issuance of warrants                    -          -        1,981             -             -               -           1,981





                                  See accompanying notes to these consolidated financial statements.



                                              SIMTEK CORPORATION


                            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                              FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
                                (Amounts in thousands, except par value amounts)
                                                  (continued)

                                                                                                      ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                                  OTHER           TOTAL
                                       ----------------       PAID-IN     TREASURY     ACCUMULATED   COMPREHENSIVE   SHAREHOLDERS'
                                       SHARES    AMOUNT       CAPITAL       STOCK        DEFICIT         INCOME          EQUITY
                                       ------    ------      ----------   --------     -----------   --------------  -------------

Issuance of stock for
 services provided                         14         -           52             -             -               -              52
  Shares of common stock
   purchased from dissenters                -         -           (6)            -                             -              (6)
Conversion of debentures                  136         -          300             -             -               -             300
 Equity financing, September 21,
  2006 net of $52 in costs              1,153         -        4,503             -             -               -           4,503
 Cumulative foreign currency
  translation adjustments                   -         -            -             -             -             132             132
 Net loss                                   -         -            -             -        (2,007)              -          (2,007)
                                     --------    ------      -------      --------     ---------       ---------       ---------

BALANCES, December 31, 2006            16,147    $    2      $67,173      $     (1)    $ (48,198)      $     132       $  19,108
                                     ========    ======      =======      ========     =========       =========       =========































                                  See accompanying notes to these consolidated financial statements.




                                                       SIMTEK CORPORATION


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Amounts in thousands, except par value and share amounts)

                                                                                                      FOR THE YEARS ENDED
                                                                                                          DECEMBER 31,
                                                                                              2006            2005           2004
                                                                                              ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                              $ (2,007)       $ (5,786)       $ (3,671)
     Income from discontinued operations                                                          -             (17)            (60)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                          494             433             442
         Loss on disposal of assets                                                               -             129              75
         Stock-based compensation expense                                                       542               -               -
         Issuance of common stock per separation and employment
              agreements and other compensation agreements                                       52             267               -
         Expense related to issuance of warrants                                              1,927               9               -
         Amortization of non-compete agreement                                                1,784               -               -
         Gain from discontinued operations                                                        -          (1,687)              -
         Net change in allowance accounts                                                       769              23             123
         Deferred financing fees                                                                 53              16              16
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                            (4,113)          1,011          (1,060)
              Inventory                                                                      (5,128)            492            (684)
              Prepaid expenses and other                                                        491            (622)             21
          Increase (decrease) in:
              Accounts payable                                                                  921             768           1,053
              Accrued expenses                                                                1,015            1005              82
              Customer deposits                                                                   -             (47)              -
                                                                                           --------        --------        --------
     Net cash used in operating activities of continuing operations                          (3,200)         (4,006)         (3,663)
     Net cash provided by operating activities of discontinued
         operations                                                                               -             104             353
                                                                                           --------        --------        --------
     Net cash used in operating activities                                                   (3,200)         (3,902)         (3,310)
                                                                                           --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                                (1,153)           (342)           (435)
     Transfers from restricted cash                                                             506             919             300
     Patents                                                                                    (66)              -               -
     Proceeds from discontinued operations, net                                                   -           1,868
     Purchase of certain assets from ZMD                                                       (116)         (8,542)              -
                                                                                           --------        --------        --------
     Net cash used in investing activities of
         continuing operations                                                                 (829)         (6,097)           (135)
     Net cash used in investing activities of discontinued operations                             -             (36)           (176)
                                                                                           --------        --------        --------
     Net cash  used in investing activities                                                    (829)         (6,133)           (311)
                                                                                           --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on notes payable and line of credit                                                 -               -            (150)
     Payments on capital lease obligation                                                       (13)            (50)           (124)
     Equity financing, net                                                                    6,377          12,403           2,249



                                  See accompanying notes to these consolidated financial statements.



                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                               (Continued)

                                                                                                     FOR THE YEARS ENDED
                                                                                                         DECEMBER 31,
                                                                                          2006              2005              2004
                                                                                          ----              ----              ----
     Transfers to restricted investment                                                       -            (3,200)                -
     Sale of common stock related to employment agreements                                    -               190                 -
     Proceeds from exercise of warrants                                                     212                 -                 -
     Shares purchased from dissenting shareholders                                           (6)                -                 -
     Exercise of stock options                                                              206               311               361
                                                                                        -------           -------           -------
              Net cash provided by financing activities                                   6,776             9,654             2,336
                                                                                        -------           -------           -------
Effect of exchange rate changes on cash                                                       9                 -                 -
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   2,756              (381)           (1,285)
CASH AND CASH EQUIVALENTS, beginning of period                                            1,766             2,147             3,432
                                                                                        -------           -------           -------
CASH AND CASH EQUIVALENTS, end of period                                                $ 4,522           $ 1,766           $ 2,147
                                                                                        =======           =======           =======
Cash paid for interest                                                                  $   331           $   242           $   229
                                                                                        =======           =======           =======
Stock issued for purchase of certain assets from ZMD                                    $     -           $ 1,882           $     -
                                                                                        =======           =======           =======
Warrants issued for debt issuance cost                                                  $    54           $    63           $     -
                                                                                        =======           =======           =======
Conversion of debentures                                                                $   300           $     -           $     -
                                                                                        =======           =======           =======

































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

     Reverse Stock Split and Reincorporation - On October 5, 2006, the Company completed a 1 for 10 reverse stock split. All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented. In addition, On October 5, 2006, the Company converted from a Colorado corporation to a Delaware corporation. This reincorporation had no effect on the consolidated financial statements.

     Liquidity - During 2006 the Company incurred a net loss of $2,007,000 and has accumulated deficits of $48,198,000 as of December 31, 2006. The Company was also not in compliance with its debentures throughout 2006, but was successful in obtaining waivers from the debenture holders.

     During the third quarter of 2006, the Company raised gross proceeds of $4,555,000 in a private placement. The Company issued 1,153,171 shares (post-split) of its common stock at a per share price of $3.95 and 172,981 warrants to purchase common stock. The warrants have a per share exercise price of $5.40 and a five-year term. The Company anticipates using the proceeds for general working capital and to produce silicon wafers to support revenue growth.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

     If the Company is unable to achieve profitable operations in 2007 it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

     Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado or Dresden, Germany), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectibility on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product price. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from the Company's technology license partners to direct customers.

     Fair Value of Financial instruments - The Company's short-term financial instruments consist of cash, accounts receivable, and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable.

     The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivate financial instruments.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2006, substantially all of the Company's cash and cash equivalents were held by three banks, of which approximately $4,002,000 was in excess of Federally insured amounts.

     Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms, typically requiring payment within 30 days of the invoice date. Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management's best estimate of the amount that may not be collectible.

     Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market. Inventories consist of (in thousands of dollars):

                                                           December 31,
                                                           ------------
                                                     2006                2005
                                                     ----                ----

     Raw materials                               $        21        $        33
     Work in progress                                  4,603              1,096
     Finished goods                                    2,737              1,055
                                                 -----------        -----------
                                                       7,361              2,184
     Less reserves for excess inventory                 (765)              (116)
                                                 ------------       ------------

                                                 $     6,596        $     2,068
                                                 ===========        ===========

     Non-competition Agreement - On December 30, 2005, the Company entered into a non-competition agreement with ZMD as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the non-competition agreement is being amortized on a straight line basis over its five year life. During 2006, the Company expensed approximately $1,784,000 to sales and marketing for amortization of the non-competition agreement and will expense this same amount for each of the next four years.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Goodwill - Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of December 31, 2006, no impairment of value has been recorded.

     Depreciation & Amortization - Equipment and furniture are recorded at cost. Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods. The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations. Maintenance and repairs are charged to operations as incurred and betterments are capitalized. In December 2006, the Company incurred expenses of approximately $70,000 related to the filing of 10 new patents with the United States Patent and Trademark Office in January 2007. The Company will amortize the expense related to these patents over the life of the patent.

     Research and Development Costs - Research and development costs are charged to operations in the period incurred. Total research and development costs for the years ending December 31, 2006, December 31, 2005 and December 31, 2004 were $5,855,000, $6,369,000 and $4,942,000, respectively.

     Advertising - The Company incurs advertising expense in connection with the marketing of its product. Advertising costs are expensed as advertising takes place. Advertising expense was $47,000, $66,000 and $83,000 in 2006, 2005 and 2004, respectively.

     Loss Per Share - Basic Earnings Per Share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As the Company incurred losses in 2006, 2005 and 2004, all common stock equivalents would be considered anti-dilutive. For purposes of calculating diluted EPS, 4,425,489, 1,800,446 and 970,707 options and warrants for 2006, 2005 and 2004, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

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

     Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As of December 31, 2006, the Company has incurred no such losses.

     Accumulated other comprehensive income (loss) - The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign subsidiary are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of December 31, 2006, the Company recorded approximately $132,000 in comprehensive income.

     Principles of Consolidation - The accompanying financial statements include the consolidation of accounts for the Company's wholly owned subsidiary, Simtek GmbH. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Stock-Based Compensation - At December 31, 2006, the Company had one stock-based compensation plan, which are more fully described in Note 6 of these Notes to Consolidated Financial Statements below.

     Prior to January 1, 2006, the Company accounted for awards granted under this plan using the intrinsic method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board
     (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company as the exercise price was equivalent to the fair market value at the date of grant.

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 "Share-Based Payment" ("SAB 107") in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the twelve month period ending December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

     The adoption of SFAS 123(R) resulted in stock compensation expense for the twelve months ended December 31, 2006 of $542,000 to loss from continuing operations and loss before income taxes. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

     The Company granted nonqualified stock options at an exercise price equal to the fair market value of the Company's common stock on the grant date. The Company applies the Black-Scholes valuation method to compute the

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date.


     Income Taxes - The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and carryovers. Deferred tax expense represents the change in the deferred tax asset/liability balance. Valuation allowances are recorded for deferred tax assets which, more likely than not, are not expected to be realized.

     Recently Issued Accounting Pronouncements -

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and the potential impact on the Company's financial statements.

     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"). FAS 159 allows companies to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007. Therefore, the Company is required to adopt FAS 159 by the first quarter of 2008. The Company is currently evaluating the requirements of FAS 159 and the potential impact on the Company's financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. FAS 157 is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged by the FASB. The Company is currently evaluating the timing of adoption and the impact that adoption might have on its financial position or results of operations.

     In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its financial position or results of operations.

2.   EQUIPMENT AND FURNITURE:
     -----------------------

     Equipment and furniture at December 31, 2006 and 2005 consisted of the following:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              December 31,
                                                              ------------
                                                           2006         2005
                                                           ----         ----
     (in thousands of dollars)
     Leased equipment under capital leases             $        -    $      148
     Research and development equipment                     2,399         1,937
     Computer equipment and software                        2,452         1,672
     Office furniture                                          69            33
     Other equipment                                          232           205
                                                       ----------    ----------
                                                            5,152         3,995
     Less accumulated depreciation and amortization        (3,913)       (3,425)
                                                       ----------    ----------
                                                       $    1,239    $      571
                                                       ==========    ==========


     The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

     Depreciation and amortization expense of $494,000, $433,000 and $442,000 was charged to operations for the years ended December 31, 2006, 2005 and 2004, respectively. Included in the amortization expense for 2005 and 2004 was $91,000 and $142,000, respectively, of amortization of software and research and development equipment under capital leases. During 2006, there was no amortization expense related to software and research and development equipment under capital leases, as those leases terminated in 2005.

3.   CONVERTIBLE DEBENTURES:

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002. At December 31, 2006, the Company was not in compliance with one of the covenants set forth in the loan agreement. This covenant relates to the interest coverage ratio. On February 20, 2007, the Company received a waiver for the covenant through January 1, 2008. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share. Based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 409,091 shares upon conversion (assuming conversion of $900,000).

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     of the $3 million aggregate principal amount, see Note 6 Shareholders' Equity for additional information. On July 24, 2006, each of the debenture holders converted $100,000 of the principal amount into 45,455 shares of the Company's common stock in lieu of the Company making the principal payments it was required to make commencing on July 1, 2006.

4.   Notes Payable
     -------------

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of June 30, 2006, the Company had financed receivables with Wells Fargo for approximately $558,000.

5.   COMMITMENTS:
     -----------

     Offices Leases - The Company leases office space in Colorado Springs, Colorado and Simtek GMBH leases office space in Dresden, Germany under leases which expire on February 28, 2013 and December 31, 2008, respectively. Combined monthly lease payments are approximately $22,000.

     The Company also has various fixed term license agreements for computer software design tools.

     Future lease payments under the noncancellable equipment, software design tool license agreements and office leases described above are as follows:

     Years Ending
     December 31,                                  (in thousands)
     ------------
            2007                                      $   1,173
            2008                                            740
            2009                                            378
            2010                                            211
            2011 & After                                    458
                                                      ---------

                                                      $   2,960

     Total expenses for office rent, equipment lease and software design tool license agreements totaled $884,000, $732,000 and $625,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

     Employment Agreements - Mr. Blomquist is employed as President and Chief Executive Officer pursuant to an employment agreement with the Company. Under the terms of the employment agreement, Mr. Blomquist receives an annual salary of $325,000 and such additional benefits that are generally

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     provided other employees. Mr. Blomquist will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary. In addition, Mr. Blomquist will receive a yearly bonus of options to purchase between 10,000 and 40,000 shares of the Company's common stock; the exact amount will be based on performance. Upon beginning employment, Mr. Blomquist received options to purchase 250,000 shares of the Company's common stock and a $50,000 bonus. Within four months of beginning employment, Mr. Blomquist was required to purchase 20,000 shares of common stock from the Company. For each share of common stock Mr. Blomquist purchased from the Company within six months of beginning employment, including the 20,000 shares he was required to purchase, the Company granted him an additional share. Mr. Blomquist purchased a total of 47,500 shares and the Company granted him 47,500 matching shares. The Company recorded a total expense of $190,350 for the matching shares, the expense has been included in general and administrative expenses during the year ended December 31, 2005. Upon termination, Mr. Blomquist will be restricted from competing against the Company for a period of 18 months. If Mr. Blomquist is terminated by the Company without cause, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits, and cash and stock bonuses for 18 months. If Mr. Blomquist terminates employment due to good cause or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months. Mr. Blomquist's employment agreement expires May 9, 2006 but is, automatically renewed for successive one-year terms unless the Company or Mr. Blomquist elects not to renew.


6.   SHAREHOLDERS' EQUITY:
     --------------------

     On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its outstanding common shares. All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.

     On September 21, 2006, the Company raised gross proceeds of $4,555,000 in a private placement. The Company issued 1,153,171 shares of its common stock at a per share price of $3.95 and 172,981 warrants to purchase common stock. The warrants have a per share exercise price of $5.40 and a five-year term. The Company anticipates using the proceeds for general working capital to support revenue growth.

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress has agreed to license certain intellectual property from the Company to develop and manufacture standard, custom, and embedded nvSRAM products. Cypress agreed to pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek. The Company agreed to license from Cypress certain of their intellectual property for use in the Company's design efforts. The Company agreed with Cypress to co-develop certain nvSRAM products and Cypress agreed to pay the Company $4 million in nonrefundable prepaid royalties, $2 million of which was received at the time the contract was executed. On June 30, 2006, the Company received the second installment of $1 million in prepaid royalties and the remaining $1 million was paid on December 18, 2006. In addition, the Company agreed with Cypress to work together to develop new products and processes. As part of the agreement, the Company issued to Cypress, warrants to acquire 2 million shares of the Company's common stock for $7.50 per share. The warrants have a ten year life. The company allocated $1,930,000 of the $4 million prepayment to the value of the warrants issued. The value was determined using the Black Scholes option-pricing model.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On December 30, 2005, the Company closed the sale of 6,875,000 shares of its common stock for an aggregate purchase price of $11,000,000, pursuant to the terms of the Securities Purchase Agreement dated as of December 30, 2005, among Simtek and Crestview Capital Master LLC, as lead investor, Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC, SF Capital Partners Ltd., Straus Partners, LP, Straus GEPT Partners, LP and various other individual and institutional investors. The Company used the majority of the proceeds of this offering to fund the ZMD Asset Acquisition. The Company also executed a registration rights agreement with the purchasers, pursuant to which the Company has agreed to register under the Securities Act the resale by the purchasers of the shares issued to them. The registration rights agreements contain cash penalties equal to 2% per month beginning in May 2006 in the event the Company fails to maintain an effective registration statement with the Securities and Exchange Commission. At December 31, 2005 there was an outstanding subscription in the amount of $1,900,000 related to the transaction. This amount plus $641,000 of transaction related costs have been deducted from the total amount of the transaction. The $1,900,000 was received by the Company on January 3, 2006.

     On December 30, 2005, the Company issued 626,072 shares of its common stock to ZMD, at a stated value of $2 million, based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005. For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $3.00 per share, pursuant to Emerging Issues Task Force 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", resulting in an accounting value of $1,882,000. The Company also executed a registration rights agreement with ZMD, pursuant to which it has agreed to register under the Securities Act the resale by ZMD of the shares issued to them.

     On May 5, 2005, the Company closed a Share Purchase Agreement for a $4 million private placement of 674,082 shares of its common stock with Cypress and a Development and Production Agreement with Cypress to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process. The Company and Cypress entered into an Escrow Agreement with Cypress pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron process and product developments. As of December 31, 2006, $1,775,000 remaining in the escrow account. Cypress also received a warrant to purchase 505,562 shares of our common stock at $7.772 per share with a term of 10 years. We have granted to Cypress certain registration rights with respect to the shares issued under the Share Purchase Agreement and the shares issuable upon exercise of the warrant.

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002. The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005. The Company will still be required to make interest payments. Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount commenced on July 1, 2006. The final maturity date remains as June 28, 2009. As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 20,000 shares of Simtek common stock at $5.00 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     model, to be approximately $62,000. The Company recognized $16,000 as additional interest expense for the period ending December 31, 2006.

     On May 10, 2006, the Company received a waiver letter from the debenture holders, which was issued to the Company due to the Company not being in compliance with two of the covenants defined in the loan agreement. As consideration for the waiver letter, the Company has issued to the debenture holders warrants to purchase 5,000 shares of Simtek common stock at $3.30 per share. The Company estimated the value of the warrants at the time of grant, using the Black-Scholes option-pricing model, to be approximately $11,000. The Company recognized $8,000 as additional interest expense for the period ending December 31, 2006.

     In May 2006, the Company entered into a $3,600,000 revolving credit agreement with Wells Fargo Business Credit. As part of this credit agreement the debenture holders were required to enter into a subordination agreement with Wells Fargo. As consideration for the subordination agreement, the Company has issued to the debenture holders warrants to purchase 20,000 shares of Simtek common stock at $3.30 per share. The Company estimated the value of the warrants at the time of grant, using the Black-Scholes option-pricing model, to be approximately $43,000. The Company recognized $16,000 as additional interest expense for the period ending December 31, 2006.

     On May 26, 2006, the Company issued to the following individuals, who are directors of Simtek, as compensation for serving as directors of Simtek under Simtek's standard compensation arrangement for directors, the following amounts of shares of Simtek common stock: Robert Keeley (3,376); Alfred Stein (3,376); Ronald Sartore (3,376); Robert Pearson (3,376); and Harold Blomquist (371). The expense for these shares was recorded at the time the compensation was earned by the directors.

     On October 12, 2004, the Company closed a $2,500,000 equity financing with three separate investment funds, SF Capital Partners, Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD. In exchange for the $2,500,000, the Company issued 412,797 shares of its common stock to SF Capital Partners, Ltd, 51,600 shares of its common stock to Bluegrass Growth Fund LP and 51,600 shares of its common stock to Bluegrass Growth Fund LTD. The purchase price was based on a 15% discount to the closing price of the Company's common stock as reported on the Over-the-Counter Bulletin Board on October 11, 2004, resulting in a price of $4.85 per share. In addition to the shares of common stock, SF Capital Partners Ltd., Bluegrass Growth Fund LP, and Bluegrass Growth Fund LTD received warrants to acquire 206,399, 25,800 and 25,800 shares of the Company's common stock, respectively. The warrants have a 5-year term with an exercise price of $6.27 per share. Merriman Curhan Ford & Co., the placement agent for the $2,500,000 equity financing received a cash payment of $187,500 and warrants to acquire 38,700 shares of the Company's common stock. The terms of the $2,500,000 equity financing allowed for participation rights in certain of our future equity financings. In conjunction with the December 2005 $11,000,000 PIPE transaction, Bluegrass Growth Fund LP, Bluegrass Growth Fund LTD and SF Capital Partners Ltd., agreed to waive certain participation rights held by them in connection with the $11,000,000 common stock transaction in exchange for the Company agreeing to reprice the 257,999 warrants that they received in October 2004 from an exercise price of $6.27 to an exercise price of $2.65 per share.

     Warrants - A summary of the warrants outstanding as of December 31, 2006, is as follows:

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                             Per
                                                                  # of                       Warrant      Extended
                                                                  Warrants     Expiration    Exercise     Value of
     Warrant Holder                     Description  Issue Date   Outstanding  Date          Price        Warrants
    ----------------------------------- ------------ ------------ ------------ ------------- ------------ -----------
     US Special Opportunities
       Trust Plc.                       Warrants     11/7/2003       12,500     11/7/2008    $ 12.50      $   156,250

     US Special Opportunities
       Trust Plc.                       Warrants     11/7/2003       12,500     11/7/2008    $ 15.00      $   187,500

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     11/7/2003       12,500     11/7/2008    $ 12.50      $   156,250

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     11/7/2003       12,500     11/7/2008    $ 15.00      $   187,500

     Renaissance Capital Growth & Income
       Fund III                         Warrants     11/7/2003       12,500     11/7/2008    $ 12.50      $   156,250

     Renaissance Capital Growth & Income
       Fund III                         Warrants     11/7/2003       12,500     11/7/2008    $ 15.00      $   187,500

     SF Capital Partners Ltd.           Warrants     10/12/2004     206,399     10/12/2009   $  2.65      $   546,957

     Merriman Curhan Ford & Co.         Warrants     10/12/2004      38,700     10/12/2009   $  6.27      $   242,649

     Cypress Semiconductor              Warrants     5/5/2005       505,562     5/5/2015     $  7.772     $ 3,929,228

     US Special Opportunities
       Trust Plc.                       Warrants     6/28/2005        6,667     6/28/2010    $  5.00      $    33,335

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     6/28/2005        6,667     6/28/2010    $  5.00      $    33,335

     Renaissance Capital Growth &
       Income Fund III                  Warrants     6/28/2005        6,667     6/28/2010    $  5.00      $    33,335

     C. E. Unterberg Towbin             Warrants     12/30/05        79,250     12/30/2010   $  2.80      $   221,900

     Cypress Semiconductor              Warrants     3/24/2006    1,000,000     3/24/2016    $  7.50      $ 7,500,000

     Renaissance Capital Growth &
       Income Fund III                  Warrants     5/26/2006        6,871     5/26/2011    $  3.30      $    22,674

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     5/26/2006        6,871     5/26/2011    $  3.30      $    22,674

     US Special Opportunities
       Trust Plc.                       Warrants     5/26/2006        6,260     5/26/2011    $  3.30      $    20,658

     Renaissance Capital Growth &
       Income Fund III                  Warrants     5/26/2006        1,718     5/26/2011    $  3.30      $     5,669

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     5/26/2006        1,718     5/26/2011    $  3.30      $     5,669

     US Special Opportunities
       Trust Plc.                       Warrants     5/26/2006        1,565     5/26/2011    $  3.30      $     5,165

     Cypress Semiconductor              Warrants     6/30/2006      500,000     6/30/2016    $  7.50      $ 3,750,000

     Premier RENN US Emerging Growth
       Fund Ltd.                        Warrants     9/21/2006       18,988     9/20/2011    $  5.40      $   102,535

     US Special Opportunities
       Trust Plc.                       Warrants     9/21/2006       18,988     9/20/2011    $  5.40      $   102,535

     Renaissance US Growth Investment
       Trust Plc.                       Warrants     9/21/2006       18,988     9/20/2011    $  5.40      $   102,535




                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Renaissance Capital Growth &
       Income Fund III                  Warrants     9/21/2006       18,988     9/20/2011    $  5.40      $   102,535

     Crestview Capital Master LLC       Warrants     9/21/2006       32,279     9/20/2011    $  5.40      $   174,307

     Big Bend XXVII Investments, L.P.   Warrants     9/21/2006       15,190     9/20/2011    $  5.40      $    82,026

     SF Capital Partners Ltd.           Warrants     9/21/2006        7,595     9/20/2011    $  5.40      $    41,013

     Straus GEPT Partners, LP           Warrants     9/21/2006        7,595     9/20/2011    $  5.40      $    41,013

     Straus Partners, LP                Warrants     9/21/2006        7,595     9/20/2011    $  5.40      $    41,013

     A. J. Stein Family Trust           Warrants     9/21/2006        3,798     9/20/2011    $  5.40      $    20,509

     A. J. Stein Family Partnership     Warrants     9/21/2006        3,798     9/20/2011    $  5.40      $    20,509

     Brian Stein                        Warrants     9/21/2006        3,798     9/20/2011    $  5.40      $    20,509

     Toni Stein                         Warrants     9/21/2006        1,899     9/20/2011    $  5.40      $    10,255

     Steven Hayes                       Warrants     9/21/2006        7,595     9/20/2011    $  5.40      $    41,013

     Brian Alleman                      Warrants     9/21/2006        4,747     9/20/2011    $  5.40      $    25,634

     John Christopher McComb            Warrants     9/21/2006        1,140     9/20/2011    $  5.40      $     6,156

     Cypress Semiconductor              Warrants     12/18/2006     500,000     12/18/2016   $  7.50      $ 3,750,000
                                                                  ---------                               -----------

     Total Warrants                                               3,122,896                               $22,088,595
                                                                  =========                               ===========

     Stock Option Plans - The Company has approved a Non-Qualified Stock Option Plan that authorizes 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire 90 days after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years. All options granted prior to March 24, 2006, began vesting after six months after the date of grant, and would become fully vested after three years and expire seven years from date of grant. On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

     o If an officer or employee has been employed for 12 months or more, stock options will vest over 48 months at 1/48th per month, and vesting will begin immediately at 1/48th per month for the four year period.

     o If an officer or employee has been employed for less than 12 months, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will be caught up at 1/48th per month for each month since the option grant and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

     o If an officer or employee is a new hire, no vesting will occur until the officer or employee has been employed for 12 months at which time

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          the officer or employee will receive 12/48th of the vesting and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

     o All options granted to outside directors of the Company will be 100% vested after six months from the grant date.

     o    All options will expire seven years from date of grant.

     The following table summarizes the effects of the share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's stock option plan.

     Income Statement Classifications

                                                     December 31, 2006
                                                     -----------------
                                                       (in thousands)

         Research and development                      $         160
         Sales and marketing                                      78
         General and administration                              304
                                                       -------------

         Total                                         $         542
                                                       =============

     As of December 31, 2006, there was approximately $2.0 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized through December 31, 2010. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

     The following table sets forth the pro forma amounts of net loss and net loss per share for the years ended December 31, 2005 and 2004 that would have resulted if we had accounted for the stock option plans under the fair value recognition provisions of SFAS 123R.

                                                            December 31,
                                                            ------------
                                                        2005           2004
                                                        ----           ----
     (in thousands, except per share amounts)

     Net loss as reported                          $   (5,786)    $   (3,671)
       Add: Stock based compensation
              included in reported
       Net loss                                             -              -
       Deduct: Fair value of stock based
              compensation                             (1,294)          (831)
                                                   -----------    -----------
       Pro forma net loss                          $   (7,080)    $   (4,502)
                                                   ===========    ===========
     Net loss as reported - basic and
       diluted                                     $    (.84)     $    (.63)
     Pro forma net loss - basic and
       diluted                                     $   (1.03)     $    (.77)


     The following table summarizes stock options outstanding and changes during the twelve months ended December 31, 2006:

                                                                                   Outstanding Options
                                                             --------------------------------------------------------------
                                                                                                    Weighted
                                                                                                    Average       Aggregate
                                                                                                   Remaining      Intrinsic
                                                                                    Weighted      Contractual       Value
                                                                                    Average           Term           (in
                                                             Number of Shares    Exercise Price    (in years)    thousands)
                                                             ----------------    ---------------  ------------   ----------
Options outstanding at January 1, 2006..................          796,936            $ 6.20
  Granted...............................................          619,085              4.00
  Exercised.............................................         (73,619)             (2.80)                      $ 115 (1)
  Cancelled or forfeited................................         (39,809)             (8.79)
                                                               ---------             ------
Options outstanding at December 31, 2006................       1,302,593             $ 5.24          4.383
                                                               =========             ======          =====

Options exercisable at December 31, 2006................         576,420             $ 6.33          4.383        $ 336 (2)
                                                               =========             ======          =====        ========


(1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

(2) Represents the difference between the market value as of December 31, 2006 and the exercise price of the shares. The market value as of December 31, 2006 was $4.65 as reported by the NASDAQ Stock Market

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Stock options outstanding and currently exercisable at December 31, 2006 are as follows:

                              Outstanding                                                      Exercisable
    ----------------------------------------------------------------------       ---------------------------------
                                        Weighted Average
                          ------------------------------------------------

                                             Remaining
                                            Contractual        Weighted
                             Number            Life            Average               Number       Weighted Average
     Exercise Price       Outstanding       in Months       Exercise Price        Exercisable      Exercise Price
     --------------       -----------      ------------     --------------        -----------     ----------------
     $1.60-$3.00            149,342             45             $    2.44            100,731          $   2.33

     $3.10-$5.40            750,108             67             $    4.18            197,357          $   4.41

     $6.00-$9.00            300,413             52             $    6.42            175,598          $   6.55

     $11.25-$13.40           75,230             28             $   12.21             75,234          $  12.21

     $15.00-$19.00           27,500             34             $   17.26             27,500          $  17.26
                          ---------                                                 -------

                          1,302,593                                                 576,398
                          =========                                                 =======


     For grants issued during 2006, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the historical volatility of the Company's stock over the past 5 years. The Company based the risk-free interest rate that was used in the option valuation mode on U.S. Treasury notes. The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%.

     The fair value of each option granted in 2006, 2005 and 2004 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                                       December 31,
                                                       ------------
                                               2006        2005        2004
                                               ----        ----        ----

     Expected volatility                      79.81%      84.30%     108.26%
     Risk-free interest rate                   5.11%       3.80%       2.40%
     Expected dividends                           -           -           -
     Expected terms (in years)                 4.87         4.0         4.0


     Cash received from option exercises for the year ended December 31, 2006 was $206,000. The option exercises provide a tax deduction of approximately $112,000. This tax benefit will be charge to "paid-in capital" when, and if, the tax deduction is utilized prior to expiration.

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

7.   SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND OTHER RISKS
     --------------------------------------------------------------------------
     AND UNCERTAINTIES:
     -----------------

     Sales by location for the years ended December 31, 2006, 2005 and 2004 were as follows (as a percentage of sales):

                                         2006            2005              2004
                                         ----            ----              ----

     United States                        27%             26%               29%
     Europe                               25%             18%               11%
     Far East                             39%             46%               48%
     Other                                 9%             10%               12%
                                         ----             ----             ----
     Total                               100%             100%             100%

     Sales from the Company's military products accounted for approximately 8%, 15% and 21% of total sales for the years ended December 31, 2006, 2005 and 2004, respectively.

     Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2006, 2005 and 2004 were as follows (as a percentage of sales) :

    Customer                           2006             2005              2004
    --------                           ----             ----              ----

        A                               5%               11%               12%
        B                               8%               11%               10%
        C                              10%               12%               12%
        D                              14%               17%               15%
        E                              12%                6%                8%

     At December 31, 2006, the Company had gross accounts receivable totaling $3,004,000 due from the above five customers.

     In 2006, 2005 and 2004, the Company purchased all of its silicon wafers, based on 0.8 micron technology from a single supplier, Chartered. Approximately 66%, 86% and 97% of the Company's net revenue for 2006, 2005 and 2004, respectively, were from finished units produced from these wafers.

     In 2006, 2005 and 2004, the Company purchased all of its silicon wafers, based on 0.25 micron technology from a single supplier, Dongbu. Approximately 13%, 13% and 3% of the Company's net revenue for 2006, 2005 and 2004, respectively, were from finished units produced from these wafers.

     In addition, approximately 20% of the Company's net revenue was from finished units purchased from ZMD.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   TAXES:
     -----

     Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The components of deferred taxes are as follows:

                                                                   Deferred Tax
                                                                Assets (Liability)
                                                                ------------------
                                                                 (in thousands)

                                                             2006              2005
                                                             ----              ----
     Current:
          Allowance for doubtful accounts                 $       9        $        3
          Reserves                                              381               231
          Accrued expenses                                      288               104
                                                          ---------        ----------
          Net current deferred tax before valuation
              allowance                                         678               338
          Valuation allowance                                  (678)             (338)
                                                          ---------       -----------
     Total current deferred tax                           $       -        $        -
                                                          =========        ==========

     Non-Current:
          Net operating losses                            $   6,456        $   15,369
          Property and equipment                                 54                41
          Tax credit                                             11                11
          Intangibles                                         1,418               956
          FAS 123R Accrual - Nonqualified Stock
              Options                                           201                 -
                                                          ---------        ----------
          Net non-current deferred tax asset before
              valuation allowance                             8,140            16,377
     Valuation allowance                                     (8,140)          (16,377)
                                                          ---------       -----------
     Total non-current deferred tax asset                 $       -       $         -
                                                          =========       ===========


     The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2006 decreased by $7,897,000 and increased by $2,043,000 in 2005. The primary reason for the decrease in 2006 relates to the expiration of net operating losses and the Company's assessment regarding the effects of section 382 discussed below.

     At the end of 2005, the Company underwent a change of ownership, as defined by the Internal Revenue Code, which has the effect of limiting the Company's ability to utilize its net operating losses in the future. As a result, approximately $15.8 million of net operating losses will expire and not be utilized. For purposes of reporting the Company's deferred tax asset related to net operating losses, the Company has not included the $15.8 million in the calculation of its deferred tax asset. Excluding the $15.8 million that will expire, the Company has approximately $17.4 million of available net operating loss carryforwards that may be utilized in the future and which begin to expire from 2007 to 2025.

     As a result of certain non-qualified stock options which have been exercised, approximately $4,544,000 of the net operating loss carryforwards will be charged to "paid-in-capital" when, and if, the losses are utilized.

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Total income tax expense for 2006, 2005 and 2004 differed from the amounts computed by applying the U. S. Federal statutory tax rates to the pre-tax loss as follows:

                                                          2006              2005             2004
                                                          ----              ----             ----
     Statutory rate                                      (34.0)%          (34.0)%           (34.0)%
     State income taxes, net of Federal income
          tax benefit                                     (3.1)%           (3.3)%            (3.3)%
     Increase (reduction) in valuation allowance
          related to net operating loss carryforwards
          and change in temporary differences             37.1%            37.3%             37.3%
                                                          -----            -----             -----

     Income tax expense (benefit)                            -                -                 -
                                                          =====            =====              ====

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

     In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation. Accordingly, the revenues, the costs and expenses of the discontinued operation have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and have been reported under the caption "Income from discontinued operations" for all periods presented. In addition, certain of the Notes to the Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

     Summary results for the discontinued operation are as follows (in thousands):


     Description                          Years Ended December 31,
                                          ------------------------
                                               2005       2004
                                               ----       ----
     Operating Results:
     Revenue                               $   1,398   $   1,810
     Costs and expenses                        1,381       1,750
                                            --------    --------

     Income from discontinued
       Operation                           $      17   $      60
                                           =========   =========

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There are no amounts included in the December 31, 2005 Consolidated Balance Sheet related to the discontinued operations.

10.  ACQUISITION OF CERTAIN ASSETS FROM ZMD:
     --------------------------------------

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

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The purchase price consisted of $8 million of cash paid to ZMD, and 626,072 shares of Simtek common stock issued to ZMD, valued at $2 million, per the terms of the agreement based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005. For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $3.00 per share, pursuant to Emerging Issues Task Force 99-12 "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination", resulting in an accounting value of $1,882,000. The total purchase price including transaction related costs, amounted to $10,425,000. The transaction related costs include $272,000 investment banking costs, $240,000 legal fees, and $31,000 other.

     (in thousands of dollars)
     Finished goods inventory             $     639
     Non-competition agreement                8,910
     Goodwill                                   876
                                        -----------

     Total                              $    10,425
                                        -----------

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

     The following table sets forth certain information related to unaudited pro forma results of operations, as if the transaction were completed at the beginning of each period presented (in thousands of dollars, except per share amounts):

                                                  2005             2004
                                                  ----             ----

     Revenue                                   $  18,136       $  20,338
     Loss from continuing operations              (9,664)         (5,627)
     Earnings per share                        $   (0.07)      $    (.04)


11.  Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company's common stock for $7.50 per share. The warrants have a ten year life. The warrants were issued upon receipt of each of the prepaid royalty amounts. The value of the warrants

                               SIMTEK CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     issued of $1,930,000 was determined using the Black Scholes option-pricing model and has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $2,070,000 were recognized as revenue at the time the payments were received.


     Supplementary Financial Data (UNAUDITED)

     Following is unaudited quarterly selected financial data for the past eight quarters (in thousands of dollars, except per share amounts):

                                                                 Quarters Ended
                                        --------------------------------------------------------------
                                        3/31/06           6/30/06           9/30/06          12/31/06
                                        -------           -------           -------          --------
     Revenue                            $   5,778         $   6,926         $  8,251         $   9,675
     Gross margin                           2,308             2,359            3,272             4,667
     Loss from continuing
          Operations                         (901)           (1,453)            (249)              596
     Income (loss) from
           discontinued operations              -                 -                -                 -
     Net Loss                                (901)           (1,453)            (249)              596
     Net Loss per Common Share:
          Basic and diluted:
     Loss from continuing
          Operations                    $    (.13)        $    (.10)        $   (.02)        $     .04
     Income (loss) from
          Discontinued operations       $     .00         $     .00         $    .00         $     .00
     Total                              $    (.13)        $    (.10)        $   (.02)        $     .04


                                                                 Quarters Ended
                                        --------------------------------------------------------------
                                        3/31/05           6/30/05           9/30/05          12/31/05
                                        -------           -------           -------          --------

     Revenue                            $   2,976         $   2,204         $  2,412         $   2,793
     Gross margin                             968               529              605               692
     Loss from continuing
          Operations                         (986)           (2,936)          (1,718)           (1,850)
     Income (loss) from
           discontinued operations            (26)              (36)           1,768                (2)
     Net Loss                              (1,012)           (2,972)              50            (1,852)
     Net Loss per Common Share:
          Basic and diluted:
     Loss from continuing
          Operations                    $    (.16)        $    (.45)        $   (.24)        $    (.25)
     Income (loss) from
          Discontinued operations       $     .00         $     .01         $    .24         $     .00
     Total                              $    (.16)        $    (.46)        $   (.00)        $    (.25)



Item 9: Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

        None in 2006.

Item 9A: Controls and Procedures
--------------------------------

(a) Evaluation of disclosure controls and procedures.

Harold Blomquist and Brian Alleman, who serve as the Company's chief executive officer and chief financial officer, respectively, after evaluating the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"), concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 9A(T): Controls and Procedures
-----------------------------------

Not applicable.

Item 9B: Other Information
--------------------------

None in 2006.

                                    PART III

Item 10: Directors, Executive Officers and Corporate Governance
---------------------------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders are incorporated by reference in this section.

Item 11: Executive Compensation
-------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders are incorporated by reference in this section.

Item 12: Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
         and Related Stockholder Matters
         -------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders are incorporated by reference in this section.

Item 13: Certain Relationships and Related Transactions, and Director
---------------------------------------------------------------------
         Independence
         ------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders are incorporated by reference in this section.

Item 14. Principal Accounting Fees and Services
-----------------------------------------------

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2007 annual meeting of stockholders are incorporated by reference in this section.

                                     PART IV

Item 15: Exhibits, Financial Statement Schedules


2.1 Plan of Conversion of Simtek Corporation, a Colorado corporation, into Simtek Corporation, a Delaware corporation, dated October 4, 2006.(1)
3.1 Certificate of Incorporation for Simtek Corporation, a Delaware corporation.(1)
3.2      Bylaws of Simtek Corporation, a Delaware corporation.(1)
4.1      1987-I Employee Restricted Stock Plan.(2)
4.2 Form of Restricted Stock Agreement between the Company and Participating Employees.(2)
4.3 Form of Common Stock Certificate of Simtek Corporation, a Delaware corporation.(1)
4.4      Simtek Corporation 1991 Stock Option Plan.(3)
4.5 Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(3)
4.6      1994 Non-Qualified Stock Option Plan.(4)
4.7      Amendment to the 1994 Non-Qualified Stock Option Plan.(5)
4.8 Q-DOT Group, Inc. Incentive Stock Option Plan of March 1994 adopted by Simtek.(7)
4.9 Form of Q-DOT Group, Inc. Incentive Stock Option Agreement between the Company and Eligible Employees.(7)
4.10     Amendment to the 1994 Non-Qualified Stock Option Plan.(7)
4.11     Amendment to the 1994 Non-Qualified Stock Option Plan.(15)
10.1 Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(2)
10.2 Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(2)
10.3 Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992.(5)
10.4 Separation Agreement, dated May 9, 2005, between Simtek Corporation and Douglas M. Mitchell.(6)
10.5 Technology Development, License and Product Agreement between Amkor Technology and Simtek.(8)
10.6 Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp.(8)
10.7 Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)
10.8 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC.(9)
10.9 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc.(9)
10.10 7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC.(9)

10.11 Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)
10.12 Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)
10.13 Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002.(10)
10.14 Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(11)
10.15 Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC.(12)
10.16    Form of $12.50 Stock Purchase Warrant.(12)
10.17    Form of $15.00 Stock Purchase Warrant.(12)
10.18 Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000).(13)
10.19 Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD.(14)
10.20 Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund
         LTD).(14)
10.21 Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD).(14)
10.22 Share Purchase Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation.(16)
10.23 Development and Production Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation.(16)
10.24 Escrow Agreement, dated May 4, 2005, by and among the Company, Cypress Semiconductor Corporation and U.S. Bank, National Association.(16)
10.25 Stock Purchase Warrant, dated May 4, 2005, from the Company to Cypress Semiconductor Corporation.(16)
10.26    Employment agreement by and between the Company and Harold
         Blomquist.(6)
10.27 Waiver letter agreement, dated June 28, 2005, by and between the Company, Q-DOT, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC.(17)
10.28 Asset Purchase Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc.(18)
10.29 Escrow Agreement, dated August 30, 2005, by and among the Company, Q-DOT, Inc., Hittite Microwave Corporation, HMC Acquisition Corporation, and U.S. Bank, National Association.(18)
10.30 Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc.(18)
10.31 Asset Purchase Agreement, dated December 7, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)

10.32 Form of License Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)
10.33 Form of Non-Competition and Non-Solicitation Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)
10.34 Form of Registration Rights Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)
10.35 Form of Securities Purchase Agreement, dated December 30, 2005, by and among the Company various purchasers.(20)
10.36 Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers.(20)
10.37 License and Development Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation.(21)
10.38 Amended and Restated Registration Rights Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation.(21)
10.39 Employment Agreement, dated April 25, 2006, by and between the Company and Brian P. Alleman.(22)
10.40    Preliminary agreement between the Company and Ronald Sartore.(23)
10.41 Account Purchase Agreement, effective June 2, 2006, by and between the Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.(24)
10.42 Form of Securities Purchase Agreement, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.43 Form of Registration Rights Agreement, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.44 Form of Stock Purchase Warrant, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.45    Offer letter from the Company to Ronald Sartore, dated November 3,
         2006.(26)
14.1     Code of Business Conduct and Ethics
21.1     Subsidiaries of the registrant
23.1 Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer



(1) Incorporated by reference to the Company's Current Report on Form 8-K12G3 filed by the Company with the SEC on October 10, 2006
(2) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.

(3) Incorporated by reference to the Company's Form S-1 Registration Statement (Reg. No. 33-46225) filed with the Commission on March 6, 1992.
(4) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 25, 1995
(5) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on March 27, 1996
(6) Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2005
(7) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2002
(9) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002
(10) Incorporated be reference to the Company's Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002
(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 27, 2003
(12) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003
(13) Incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on March 4, 2004
(14) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on October 12, 2004
(15) Incorporated by reference to the Company's Form S-8 Registration Statement (Reg. No. 333-1210005) filed with the Commission on December 7, 2004
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005
(19) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on December 13, 2005
(20) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on January 3, 2006
(21) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on March 30, 2006
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 1, 2006.
(23) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on May 30, 2006.
(24) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on June 8, 2006.
(25) Incorporated by reference to the Company's Current Report on Form 8-K filed by the Company with the SEC on September 25, 2006
(26) Incorporated by reference to the Company's Current Report on Form 8-K/A filed by the Company with the SEC on November 9, 2006

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on April 2, 2007.

                                     SIMTEK CORPORATION


                                     /s/Harold Blomquist
                                     --------------------------------------
                                     By: Harold Blomquist
                                     Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on April 2, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                                                     TITLE


   /s/Harold Blomquist
--------------------------------------
Harold Blomquist                           Chief Executive Officer and President


   /s/Brian Alleman
--------------------------------------
Brian Alleman                              Chief Financial Officer


   /s/Harold Blomquist
--------------------------------------
Harold Blomquist                           Chairman of the Board


  /s/Robert Keeley
--------------------------------------
Robert H. Keeley                           Director


  /s/Alfred Stein
--------------------------------------
Alfred Stein                               Director


  /s/Robert Pearson
--------------------------------------
Robert Pearson                             Director


  /s/Ronald Sartore
--------------------------------------
Ronald Sartore                             Director


  /s/John Hillyard
--------------------------------------
John Hillyard                              Director