Form 10-K/A
period 2006-12-31
SIMTEK CORP
filed 2007-04-30
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
                        ---------------------------------

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

           Common Stock $.0001 Par Value The NASD Stock Market, LLC
                                (Title of Class)

     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                                      None


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

    Large Accelerated Filer      Accelerated Filer      Non-accelerated filer X
                           ---                    ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)   Yes      No  X
                                       ---     ---



Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, based upon the closing price of the common stock as reported by the OTC Electronic Bulletin Board on such date was approximately $34,403,258. The total number of shares of Common Stock issued and outstanding as of March 31, 2007 was 16,226,929, after giving effect to the one for ten reverse stock split completed on October 5, 2006.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ( "Amendment No. 1 "), is being filed by Simtek Corporation to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2006 solely for the purpose of providing information under
Part III. Simtek had intended to incorporate by reference the information in
Part III from its proxy statement for its 2007 annual meeting, but is filing this information in Amendment No. 1 instead. This Amendment No. 1 does not change Simtek's previously reported financial statements and other financial disclosures contained in its initially filed Form 10-K.


                                    PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

     Our directors and executive officers and their ages as of the date of this report are as follows:
Harold Blomquist.....................................55   Chairman of the Board, Chief Executive Officer and President

John Hillyard........................................50   Director

Robert H. Keeley.....................................66   Director

Robert C. Pearson....................................71   Director

Ronald Sartore.......................................57   Director and Executive Vice President


Alfred J. Stein......................................74   Director

Brian Alleman........................................50   Vice President and Chief Financial Officer, Corporate Secretary


     HAROLD A. BLOMQUIST was originally appointed as a director in May 1998, resigned from the Board in July 2001 to avoid a potential conflict of interest with his employer and was re-appointed in January 2002. In October 2003, Mr. Blomquist was elected to the position of Chairman of the Board of Directors. Mr. Blomquist has served as our Chief Executive Officer and President since May 2005. He served as a Director on the Board of Microsemi, Inc. from February 2003 to February 2006, and as a consultant to venture investors and early stage technology companies in the semiconductor and electronic components areas. In the past, he was employed as President and Chief Executive Officer of Morpho Technologies, Inc., and Chief Executive Officer of Tower Semiconductor, USA, Inc. Mr. Blomquist served as a member of the Board of Directors of AMIS Holding Co. and Sr. Vice President of AMI Semiconductors. Prior to joining AMI in April 1990, Mr. Blomquist held positions in engineering, sales, and marketing for several semiconductor firms, including Texas Instruments, Inmos Corporation, and General Semiconductor. Mr. Blomquist was granted a BSEE degree from the University of Utah and also attended the University of Houston, where he pursued a joint Juris Doctor/MBA course of study.

     JOHN HILLYARD has served as a director since October 2006, when the Board appointed him to fill a vacant position on the Board of Directors. Mr. Hillyard has more than 25 years experience as a senior technology finance and operations executive, with significant domestic and international experience at both public and private companies. He is presently the Chief Financial Officer of LeftHand Networks, a pioneer in the open iSCSI SAN market. Prior to joining LeftHand Networks, Hillyard was Executive Vice President, Finance and Operations and Chief Financial Officer for FrontRange Solutions; Vice President and Chief Financial Officer for daly.commerce, Inc.; Vice President and Chief Financial Officer for InteliData Technologies Corp.; and Senior Vice President and Chief Financial Officer for eFunds Corporation. Mr. Hillyard has been a CFO for companies traded on domestic and international stock exchanges. He studied Business Economics at the University of California at Santa Barbara and earned his CPA while working at PricewaterhouseCoopers.

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

     ROBERT C. PEARSON has served as a director since July 2002. He joined RENN Capital Group in April 1997 and is currently its Senior Vice President-Investments. From May 1994 to May 1997, Mr. Pearson was an independent financial management consultant primarily engaged by RENN Capital Group. From May 1990 to May 1994, he served as Chief Financial Officer and Executive Vice President of Thomas Group, Inc., a management consulting firm, where he was instrumental in moving a small privately held company from a start-up to a public company with over $40 million in revenues. Prior to 1990, Mr. Pearson spent 25 years at Texas Instruments where he served in several positions including Vice President-Controller and later as Vice President-Finance. Mr. Pearson holds a BS in Business from the University of Maryland and was a W.A. Paton Scholar with an MBA from the University of Michigan. He is currently a Director of CaminoSoft Corporation and Laserscope, Inc., both of which are publicly held. He is also a Director of eOriginal, Inc., a privately held company.

     RONALD SARTORE has served as a director since March 2004. Mr. Sartore has over 30 years experience in the industry and currently serves as Executive Vice President of the Company. From May of 1999 until May of 2006 he served various engineering and business roles as a Vice President within Cypress Semiconductor Corporation's Consumer and Computation Division. Mr. Sartore joined Cypress Semiconductor Corporation, or "Cypress," after Cypress's May 1999 accretive acquisition of Anchor Chips, where he was its Chief Executive Officer and President. Mr. Sartore founded Anchor Chips in 1995 and secured $9.5 million in funding from its majority owner: South Korea's LG Semicon. Prior to that, Mr. Sartore worked as a systems architect for San Diego based AMCC. Previous to AMCC, Mr. Sartore was a technical consultant for Array Microsystems, and an employee of Maximum Storage, both in Colorado Springs. In 1985, Mr. Sartore co-founded Cheetah International, a manufacturer of personal computers and peripherals until its acquisition by Northgate Computers in 1990. Cheetah's products, designed by Mr. Sartore, have received acclaim for their high performance and were the subject of articles in numerous trade magazines. Prior to Cheetah, Mr. Sartore has held technical design positions in the following companies: Inmos, in Colorado Springs, Colorado; Synercom Technology, in Sugarland, Texas; Texas Instruments, in Stafford, Texas; NCR, in Millsboro, Delaware; and Sperry Univac, in Blue Bell, Pennsylvania. Mr. Sartore currently holds 13 US patents and obtained a BS degree in Electrical Engineering from Purdue University.

     ALFRED J. STEIN has served as a director since March 2004. He is currently a Consultant and Advisor to startup companies in the high technology industry. He previously served at VLSI Technology, Inc. as Chairman of the Board and Chief Executive Officer from 1982 until its acquisition by Philips Electronics in 1999. During his tenure, VLSI grew from a venture capital funded start-up to a publicly traded company with revenues in excess of $600 million and over 2,200 employees in more than 25 locations around the world. For more than 45 years, Mr. Stein has played a significant role in the high tech industry, including senior management assignments at both Texas Instruments and Motorola. Mr. Stein was with Texas Instruments for 18 years from 1958 through 1976; his last position was Vice President and General Manager for the Electronics Devices Division. Mr. Stein was with Motorola for five years where he was Vice President and Assistant General Manager of Motorola's Semiconductor Sector. He joined VLSI Technology from Arrow Electronics where he had been that company's Chief Executive Officer. Mr. Stein is on the Board of Directors of two publicly traded companies, Advanced Power Technology and ESS Technology, as well as several private startup companies. He also has served on the board of directors at Applied Materials, Radio Shack Corporation and was Chairman of the Board for the Semiconductor Industry Association (SIA). He served on the Board of Trustees for St. Mary's University of Texas.

     BRIAN ALLEMAN has served as Vice President and Chief Financial Officer at the Company since June of 2005. Mr. Alleman is a partner in the Denver office of Tatum LLC, a national firm of experienced executives serving as full-time, part-time, interim, project, or on-staff professionals to provide executive solutions to companies undertaking significant change. Mr. Alleman has over 25 years of experience in financial management, with 10 years of experience in leading international accounting firms. For nine years prior to joining Tatum, Mr. Alleman served as Vice President and Chief Financial Officer with Centuri Corporation in Penrose, Colorado. Mr. Alleman intends to remain a partner in Tatum, which should allow Simtek access to a variety of professional resources provided by Tatum to its clients. Mr. Alleman holds a Bachelors Degree in Accounting from Seton Hall University and became a Certified Public Accountant in the State of New Jersey in 1980.

Committees of the Board

     The Board has an Audit Committee, a Compensation Committee and a Governance Committee, each of which has authority to engage legal counsel or other experts or consultants as it deems appropriate to carry out its respective responsibilities.

     Audit Committee. The Board has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee consists of Dr. Keeley, who serves as the committee's chairperson, and Messrs. Hillyard and Stein. The Audit Committee assists the Board in its oversight of the integrity of our accounting, auditing, and reporting practices. The Board has determined that each of Dr. Keeley and Mr. Hillyard has the requisite education, background or experience to be considered an "audit committee financial expert" as that term is defined by applicable SEC rules. All members of the Audit Committee are "independent" under current NASDAQ Stock Market listing standards.

     Compensation Committee. The primary responsibilities of the Compensation Committee are to review and recommend to the Board the compensation of our Chief Executive Officer, determine the amounts and recipients of stock options and perform such other functions regarding compensation as the Board may delegate. The Compensation Committee consists of Messrs. Hillyard, Stein and Pearson. Each member of the Compensation Committee is independent according to standards for independence under current NASDAQ Stock Market listing standards.

     Governance Committee. The primary responsibilities of the Governance Committee are to assist us in complying with SEC and other government regulations. The Governance Committee does not have a written charter. The Governance Committee consists of Messrs. Stein, Blomquist, and Keeley. Messrs. Stein and Keeley are independent, and Mr. Blomquist is not independent, in each case according to standards for independence under the Nasdaq Stock Market listing standards.

     The Governance Committee's responsibilities also include identifying qualified candidates for nomination to the Board, including those recommended by shareholders. The Governance Committee conducts informal self-evaluations of the composition and size of the Board on a periodic basis. As a need is observed, the Governance Committee will recommend to the Board that it consider new directors and seek input from the Board regarding desired skills in new candidates. The Committee has, in the past, used formal and informal networking to identify and evaluate potential candidates. Similar to any nominee identified by the Committee, any potential nominee submitted for consideration by a shareholder would first be vetted against a perceived need existing on the Board, and would then be evaluated against other candidates for the position based on the merits of his/her background in comparison to other candidates.

Code of Business Conduct and Ethics

     The Board has approved a Code of Business Conduct and Ethics (collectively, the "Code of Conduct"), posted on the our website at www.simtek.com. The Code of Conduct applies to our chief executive officer, chief financial officer, and all of our other employees and directors. Employees and directors are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors and executive officers, among others, to file with the SEC and the NASDAQ an initial report of ownership of our common stock on Form 3 and reports of changes in ownership on Form 4 or Form 5. Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16 forms that they file related to Simtek stock transactions. Under SEC rules, certain forms of indirect ownership and ownership of our common stock by certain family members are covered by these reporting requirements. As a matter of practice, our administrative staff assists our directors and executive officers in preparing initial ownership reports and reporting ownership changes and typically files these reports on their behalf.

     Based on a review of the copies of forms filed in 2006, we believe that during 2006, except as previously disclosed, all of our executive officers and directors filed the required reports on a timely basis under Section 16(a). Mr. Blomquist was late with one Form 4 filing. One transaction was reported on this late Form 4.

Item 11.  Executive Compensation.

                      COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

     Our executive compensation programs are designed to attract, motivate and retain executives critical to our long-term success and the creation of shareholder value. Our fundamental compensation philosophy is to closely link executive officers' total compensation with the achievement of annual and long-term performance goals and that performance should have a significant impact on compensation. Management and the Compensation Committee believe that compensation decisions are complex and best made after a careful review of individual and company performance, semiconductor industry, and general industry compensation levels. The Committee awards compensation to our executive officers that is based upon overall business and individual performance and that is designed to motivate them to achieve strategic objectives and to continue to perform at the highest levels in the future.

     Based on the objectives described above, we strive to set a total compensation opportunity within a reasonable range of total direct compensation paid to similarly situated executives at comparable companies, against whom we may compete in the semiconductor industry marketplace and in the broader market for executive, key employee, and outside director talent. Actual compensation may be above or below the mid-range of industry norms based on the actual performance of our company and the individual, with the opportunity to achieve superior compensation based on superior performance. This approach is intended to ensure that a significant portion of executive compensation is based on our financial and strategic performance.

Roles and Responsibilities

     Each of the Compensation Committee and management is involved in the development, review and evaluation, and approval of our executive compensation programs. In general, the roles are discussed below; additional details regarding the roles of each are addressed in the discussion of the "Annual Review of Executive Compensation."

     Management. Our management sets our strategic direction and tactical objectives and strives to design and develop compensation programs that motivate executives' behaviors consistent with these tactical and strategic objectives. In collaboration with the Compensation Committee, management coordinates the annual review of the compensation program for the executive officers. This includes an evaluation of individual and overall company performance, competitive practices and trends, and various compensation issues. Based on the outcome of this review, management makes recommendations to the Compensation Committee regarding the compensation of each of the executive officers, other than the Chief Executive Officer.

     Compensation Committee. The Compensation Committee of the Board has overall responsibility for the approval of programs that are reasonable, consistent with our compensation philosophy, and support our business goals and objectives. The Board established the Compensation Committee in 2004. The current members of the Committee were appointed in October 2006. The Committee consists of three directors, all of whom are deemed independent within the meaning of the current rules of the Nasdaq Stock Market: Messrs. Hillyard (Chairman), Stein and Pearson.

     The Committee has authority and responsibility for the review, evaluation and approval of the compensation structure and level for all of our executive officers. This includes the articulation of our compensation philosophy, and policies and plans covering our executive officers. The Committee also conducts an annual review and approval of the Chief Executive Officer's annual compensation, including an evaluation of his performance to corporate goals and objectives relevant to his compensation.

     The Committee operates pursuant to a charter, which is available on the Company's website at www.simtek.com. Under its charter, the stated purposes of the Compensation Committee are: (1) to assist the Board in discharging its responsibilities relating to compensation of the Corporation's executives, (2) to administer the Corporation's equity incentive plans and (3) to produce a report on executive compensation for inclusion in the Corporation's proxy statement in accordance with applicable rules and regulations.

     The Compensation Committee typically meets several times each year as needed to address various compensation issues. Compensation Committee meetings may include an executive session without members of management present. The

Compensation Committee met more than four times during 2006 as it was developing the incentive compensation plan currently in use, and also met several times in executive session. The Compensation Committee regularly reports to the full Board regarding executive compensation matters.

     Annual Review of Executive Compensation

     Our management and the Compensation Committee strive to maintain an executive compensation program that is structured to provide executive officers with a total compensation package that, at expected levels of performance, is competitive with those provided to other executives holding comparable positions or having similar qualifications in other similarly situated organizations in the semiconductor industry and the general market. This is achieved by the preparation of an annual review of the compensation of each of the Company's executive officers.

     In making its decisions on each executive officer's compensation, the Compensation Committee considers the nature and scope of all elements of the executive's total compensation package, the executive's responsibilities, and his or her effectiveness in supporting our key strategic, operational and financial goals. The Compensation Committee also considers recommendations from the Chief Executive Officer regarding total compensation for those executive officers reporting directly to him.

     The Compensation Committee believes that input from management provides useful information and points of view to assist the Compensation Committee to determine its own views on compensation. Although the Compensation Committee receives information and recommendations regarding the design and level of compensation of our executive officers from management, the Compensation Committee makes the final decisions as to the plan design and compensation levels for these executives.

Compensation Peer Group

     In determining the appropriate amount for each element of the total direct compensation (base salary, annual incentives, and long-term incentives), the Compensation Committee considers the compensation paid for similar positions at other corporations within a reasonable peer group of companies prior to determining the executive officers' base salary and total cash compensation potential. The peer group is comprised of companies against which we compete in the global semiconductor industry for executive, key employee, and outside director talent. Peer companies fall within a range (both above and below us) of comparison factors such as revenue, market capitalization, net income, and relevant similarities to our fabless business model. Our peer group is comprised of (but not limited to) the following companies:


     Ramtron                                        Quicklogic
     Microsemi                                      Cypress
     Virage Logic                                   Sipex
     Catalyst Semiconductor                         AMCC
     ZMD                                            Tower Semiconductor

This competitive market data provides a frame of reference for the Compensation Committee when evaluating executive compensation.

Mix of Compensation

     Our executive compensation program is composed of three key elements - base salary, an annual cash incentive bonus, and equity-based compensation - which represent an executive officer's total direct compensation (excluding benefits and perquisites). The Compensation Committee strives to align the relative proportion of each element of total direct compensation with the competitive market and our objectives, as well as preserve the flexibility to respond to the continually changing global environment in which we operate. The Compensation Committee's goal is to strike the appropriate balance between annual and long-term incentives, and it may adjust the allocation of pay to best support our objectives. For 2006, the mix of these three elements for each of the named executive officers is illustrated in the following chart:

                      Percent of Total Direct Compensation

                                         Annual Cash
                             Base         Incentive             Equity
Officer                     Salary       Compensation      Incentive Awards(1)
-------------------         ------       ------------      -------------------
Harold A. Blomquist           53%            16%                31%
Ronald Sartore                 7%             0%                93%(2)
Brian P. Alleman              45%            10%                45%

(1) Based on the FAS 123(R) grant date fair value of restricted stock and stock options granted in 2006.
(2) Includes the value of options granted to Mr. Sartore in his capacity as a director.

The mixture of pay elements noted above represents the belief that executive officers should have elements of their compensation tied to both short and long term objectives. This pay mixture is the result of our historical pay practices, management recommendations, and Compensation Committee determinations.

Elements of Executive Compensation

     The key elements of direct compensation for the executive officers are base salary, an annual cash incentive bonus, and equity-based compensation, typically delivered through stock options. Executive officers also are eligible for other elements of indirect compensation, comprised of health and welfare benefits, retirement and savings plans, and certain perquisites. The Compensation Committee considers each of these elements when evaluating the overall compensation program design.

     Annual Base Salary. Management with the assistance of the Compensation Committee establishes base salaries that are intended to be sufficient to attract and retain individuals with the qualities they believe are necessary for our long-term financial success and that are competitive in the marketplace.

     An executive officer's base salary generally reflects the officer's responsibilities, tenure, job performance, special circumstances such as relocation, and direct competition for the executive's services. The Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Committee may at any time review the salary of an executive who has received a significant promotion, whose responsibilities have been increased significantly, or who is the object of competitive pressure. Any adjustments are based on the results of a review of relevant market salary data, increases in the cost of living, job performance of the executive officer over time, and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.

     In general, the Committee targets the base salary levels of the Chief Executive Officer and other executive officers within the mid-range of base salaries for comparable executive positions at key competitors. Adjustment of an individual executive officer's actual base salary above the mid-range of this reference group would generally be based upon:

     o    Achieving or exceeding key business objectives;

     o    Highly developed individual skills critical to the Company;

     o    Demonstrating an ability to positively impact shareholder value;

     o    Consistently superior levels of performance; and

     o    Experience and level of responsibility.

During 2006, the Committee approved no increases to the base salaries of the named executive officers.

     Annual Cash Incentive Awards. Annual cash incentive compensation enables executive officers and other key employees of the Company to earn annual cash bonuses for meeting or exceeding our financial goals as well as for individual performance.

     The potential payments available under the annual cash incentive program for the executive officers depend on the attainment of performance goals recommended by management and approved by the Compensation Committee early in each calendar year. In addition to these awards, the Compensation Committee may approve additional bonuses following a subjective evaluation of an executive officer's performance and success in areas deemed to be significant to us.

     For executive officers, our annual cash incentive compensation program provides for target earning generally in the range of 50% to 100% of base salary. Individual awards reflect both group performance and individual contributions to our success.

     The following table summarizes, for 2006, the bonus targets, performance components, and corresponding weightings for each of our named executive officers. Weighting factors represent the percentage of each executive's target cash incentive that is attached to performance of the specific metric. For example, Mr. Alleman has 50% of his target earnings potential that is attached to performance to our ex-item net income goal from our annual operating plan. Mr. Sartore was not eligible for the incentive compensation program during 2006.

                                 Annual               Annual           New Product
                               Operating          Operating Plan       Research and                          Strategic
Name                          Plan Revenue         Ex-Item Income      Development        Cash Balance      Initiatives
-------------------------- ------------------- --------------------- ------------------ ---------------- --------------------
Harold Blomquist                  25%                  50%                  25%                                  50%
Brian Alleman                                          50%                                    25%                25%

     These performance measures were selected for use in the annual cash incentive because of their importance to the value of our operation. In particular, the Compensation Committee believes that Ex-item Net Income is an appropriate measure for the primary financial goal to align the interests of management with the interests of our stockholders. Because Ex-item Net Income excludes non-cash charges for stock options and amortization of the non-compete agreement with ZMD and other expenses related to the joint development agreement with Cypress Semiconductor or other strategic initiatives, Ex-item Net Income provides an indicator of general economic performance that is not affected by significant non-cash or restricted-cash expenses. Accordingly, our management believes this type of measurement is useful for comparing general operating performance of our baseline nvSRAM business from period to period.

     In 2006, the Compensation Committee established threshold, target, and accelerated performance goals for the performance measures to be achieved by Simtek during 2006. For the purposes of Ex-item Net Income, the target was established as $841 thousand with a minimum threshold set at break-even and an accelerated payout (1.2x multiplier) possible for ex-item net income between $841 thousand and $1.0 million with a maximum acceleration factor at ex-item net income greater than $1.0 million (1.5x multiplier).

     During 2006, achievement against our Ex-item Net Income was approximately 114% of target. Performance to our revenue goal was $30.6 million on a plan of $28.4 million, or 108% of plan. Cash at year end was 119% of plan. The strategic initiatives were based on successfully integrating the acquisition of the nvSRAM assets from ZMD which was deemed to have been completed in a superior manner to the significant benefit of our Company. This resulted in cash bonuses for the named executive officers in the range of 67% to 81% of base salary.

     For additional information regarding the metrics applicable to our Chief Executive Officer, see "Compensation of the Chief Executive Officer" below.

     The bonuses for 2006 for the Chief Executive Officer and other named executive officers are disclosed in the "Bonus" column of the Summary Compensation Table.

     Long-Term (Equity) Compensation. We provide executives with long-term compensation through the 1994 Simtek Corporation Non-Qualified Stock Option Plan (the "SOP"). The SOP has been in effect continually from 1994 through 2006 and has been amended from time to time to allow for the replenishment of the stock option pool in order to provide long-term equity compensation to executive officers. The general objective of the SOP is to encourage employees and directors to acquire or increase their equity interest in our company and to provide a means whereby they may develop a sense of proprietorship and personal involvement in our development and financial success. The SOP also encourages this group to remain with and devote their best efforts to our business, thereby advancing our interests and the interests of our stockholders. The SOP also enhances our ability to attract and retain the services of individuals who are essential for our growth and profitability.

     The SOP permits granting stock options which are granted according to a plan developed by management and the Committee and approved by the Committee during the first six months of each year. Pursuant to this schedule, grants of equity-based awards are typically made during the second quarter. Management and the Compensation Committee reserve the right to make other grants as determined to be appropriate after careful review of such things as significant achievements, the risk of losing key executives, and periodic changes in the external environment around our company.

     All options granted prior to March 24, 2006, began vesting six months after the date of grant, and would become fully vested after three years and expire seven years from date of grant. On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

     o If an officer or employee has been employed for 12 months or more, stock options will vest over 48 months at 1/48th per month, and vesting will begin immediately at 1/48th per month for the four year period.

     o If an officer or employee has been employed for less than 12 months, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will be caught up at 1/48th per month for each month since the option grant date and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

     o If an officer or employee is a new hire, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will receive 12/48th of the vesting after which the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

     o All options granted to outside directors of the Company will be 100% vested after six months from the grant date.

     All options will expire seven years from date of grant.

     During 2006, the Compensation Committee approved the following equity awards to the CEO and other named executive officers:

                                                   Stock
                 Officer                          Options
                 -------------------            -----------

                 Harold A. Blomquist              58,300
                 Ronald Sartore                 118,500(1)
                 Brian P. Alleman                81,700

(1) Includes 18,500 options granted to Mr. Sartore in his capacity as a director.


     The named executive officers were granted a total of 258,500 stock options. Additional details regarding the terms of these grants are provided in various tables below.

     Health and Welfare Benefits. We provide our executive officers with benefits that are intended to be a part of a competitive total compensation package that provides health and welfare programs comparable to those provided to employees and executives at other companies in the semiconductors industry. Executive officers participate in our health and welfare programs on the same relative basis as our other employees.

     In the U.S., we sponsor the Simtek Corporation 401K Plan (the "Simtek 401K Plan"), a tax-qualified defined contribution retirement plan. The Simtek 401K Plan is a tax-qualified broad-based employee savings plan; employee contributions are calculated on gross payroll and employees are permitted to contribute up to dollar limits and percentages established annually by the Internal Revenue Service ("IRS"). In 2006 there was no matching contribution provided by Simtek.

     Employment Agreements. We currently have employment agreements with our named executive officers. Generally, we do not maintain employment agreements with executive officers. The primary purpose of these employment agreements is to provide certain executive officers with a personal assurance of their treatment following a change in control of our company or under terms of termination of their employment.

     The employment agreement with Mr. Blomquist provides for a base salary of $325,000 per year and he will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary. In addition, Mr. Blomquist may receive a yearly bonus of options to purchase between 10,000 and 40,000 shares of our common stock; the exact amount will be based on performance. Upon beginning employment, Mr. Blomquist received options to purchase 250,000 shares of our common stock and a $50,000 bonus. Within four months of beginning employment, Mr. Blomquist was required to purchase 20,000 shares of common stock from us. For each share of common stock Mr. Blomquist purchased from us within six months of beginning employment, including the 20,000 shares he was required to purchase, we granted him an additional share, up to a maximum of 50,000 matching shares. Upon termination, Mr. Blomquist will be restricted from competing against us for a period of 18 months. If Mr. Blomquist is terminated by us without cause, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits, and cash and stock bonuses for 18 months. If Mr. Blomquist terminates employment due to good cause or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist's unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months.

     On November 3, 2006, we entered into a letter agreement with Mr. Sartore whereby Mr. Sartore is employed as our Executive Vice-President focusing on new product development. Mr. Sartore's base annual salary is $225,000 and he is eligible to receive a bonus, based on performance, in accordance with our Executive Incentive Compensation Plan. We also issued to Mr. Sartore an option to purchase 100,000 shares of our common stock, which vests monthly over a four year period. In exchange for transferring ownership to us of certain inventions he initiated prior to an employee, Mr. Sartore received 1,500 shares of our common stock upon the filing of a patent application for each such invention and 2,500 shares upon a patent being issued for each such invention.

     The employment agreement with Mr. Alleman provides for a base annual salary of $225,000 and he will be eligible to receive a bonus, based on 100% performance to agreed upon company and individual goals, of 50% of his base salary. Mr. Alleman received options to purchase 75,000 shares of our common stock upon commencement of his employment. In addition, Mr. Alleman will be eligible to participate in our standard benefits plans. Mr. Alleman will remain a partner of, and retain an interest in, Tatum LLC ("Tatum"), the executive services firm through which his services were initially engaged by us, and Tatum also will be paid a fee based on Mr. Alleman's compensation, with the first year's fee to be no more than 20% of the amount paid to, or realized by, Mr. Alleman. This fee percent will decrease in subsequent years. If we terminate Mr. Alleman's employment without good cause, or if Mr. Alleman terminates his employment for good cause, Mr. Alleman will be provided with separation pay equal to three months, from date of notice, of full base salary and three additional months at 50% of full base salary. If Mr. Alleman terminates his employment without good cause or we terminate Mr. Alleman for good cause, all separation pay will be forfeited.

Compensation of the Chief Executive Officer

     In connection with the review of the then Chief Executive Officer's performance in April 2005, the Compensation Committee performed a competitive analysis of the total direct compensation program for the replacement for Simtek's then Chief Executive Officer. The Compensation Committee used the information in this study as it negotiated the terms of compensation of Mr. Blomquist's total direct compensation. Mr. Blomquist's total direct compensation was deemed to be reasonable when compared to the corresponding opportunities extended to chief executive officers within other semiconductor companies as well as the specific circumstances of Simtek at the time.

     For 2006, Mr. Blomquist's base salary was $325,000. His award under the annual incentive compensation program related to 2005 was $100,238, which was paid in 2006. His award under the annual incentive compensation program related to 2006 was $261,383, which was paid in February 2007 For 2006, Mr. Blomquist's bonus eligibility was targeted at 50% of his base salary up to a maximum of 100% of his base salary. For 2006, Mr. Blomquist's bonus metrics and weightings were Company ex-item net income (50%), Company net revenue (25%), new product research and development (25%), and an amount at the discretion of the Committee related to strategic initiatives (50%). In addition, we granted Mr. Blomquist 58,300 stock options.

Accounting and Tax Treatments of the Elements of Compensation

     We account for stock-based awards, including stock options, as provided in FAS123(R).

     The Compensation Committee considers the potential impact of IRC Section 162(m) on compensation decisions. Section 162(m) disallows a tax deduction by us for individual executive compensation exceeding $1 million in any taxable year for our Chief Executive Officer and the other four highest compensated senior executive officers, other than compensation that is performance-based under a plan that is approved by our stockholders and that meets certain other technical requirements. The Committee's approach with respect to qualifying compensation paid to executive officers for tax deductibility purposes is that executive compensation plans will generally be designed considering a number of factors, including tax deductibility. However, non-deductible compensation may still be paid to executive officers when necessary for competitive reasons, to attract or retain a key executive, to enable us to retain flexibility in maximizing our pay for performance philosophy, or where achieving maximum tax deductibility would not be in our best interest.

Post-Employment Compensation

     The employment agreement with Mr. Blomquist provides for immediate vesting of 100% of Mr. Blomquist's currently held and non-vested stock options in the event of a change in control of our company or termination without cause. See Potential payments upon termination or change of control for further information.

                          COMPENSATION COMMITTEE REPORT

     The Compensation Committee has reviewed and discussed Simtek's Compensation Discussion and Analysis for the fiscal year ended December 31, 2006 with Simtek management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report.

     COMPENSATION COMMITTEE

     John Hillyard, Chair
     Robert Pearson
     Alfred Stein

                             EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table presents information concerning compensation earned in the fiscal year ended December 31, 2006, by our Chief Executive Officer, our Chief Financial Officer and our Executive Vice President. We refer to these three persons collectively as "named executive officers." Our compensation policies are discussed above under the heading "Compensation Discussion and Analysis."

                                                                                          Change in
                                                                                           pension
                                                                                          value and
                                                                                          nonqualified
                                                                          Non-equity       deferred
       Name and                                      Stock    Option    incentive plan   compensation   All other
  Principal Position   Year    Salary      Bonus   awards(1) awards(2)  compensation(3)    earnings    compensation     Total
---------------------------------------------------------------------------------------------------------------------------------
Harold A. Blomquist    2006   $325,000      $0        $0      $324,420     $261,383           $0        $209,516(4)    $1,120,319
   President, CEO,
   and Chairman

Ronald Sartore         2006   $29,856       $0      $2,500    $6,045(5)       $0              $0        $152,500(6)    $  190,901
   Executive VP

Brian P. Alleman       2006   $212,792      $0        $0      $41,516      $150,824(7)        $0            $0         $  405,132
   Vice President and
   CFO


(1) We issued Mr. Blomquist 371 shares of our common stock at a value of $6.75 per share on May 26, 2006. This stock was issued for payment of his quarterly stipend earned for serving as a director for the period of January 1, 2005 through March 31, 2005. We issued Mr. Sartore 3,376 shares of our common stock for a total value of $12,500 on May 26, 2006 for payment of his quarterly stipend earned for serving as a director for the period January 1, 2005 through March 31, 2006. For purposes of the restricted stock awards, fair value was initially calculated using the average closing price of our stock on the last 20 days of each quarter the stipend was earned.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each of the named executives in 2006 as well as prior fiscal years, that vested in 2006, in accordance with SFAS 123R. Pursuant to SEC regulations, the amounts shown exclude the impact of estimated forfeitures related to service based vesting conditions. Option expenses for each of Messrs. Blomquist, Sartore and Alleman included $312,147, $0 and $10,363, respectively during 2005, and $12,273, $6,045 and
     $31,153, respectively during 2006. For additional information on the valuation assumptions with respect to the 2006 grants, refer to note 6 of our financial statements in the Form 10-K for the year ended December 31, 2006, as filed with the SEC. For information on the valuation assumptions with respect to grants made during 2005, refer to the note on "Shareholders' Equity" for our financial statements in the Form 10-K for the year ended December 31, 2005. These amounts reflect our accounting expense for these awards and do not correspond to the actual value that will be recognized by the named executive officers.

(3) This column represents payments made in 2007 related to the 2006 Executive Incentive Compensation Plan.

(4) Includes the taxable portion of Mr. Blomquist's relocation costs for his move from California to Colorado.

(5) These options were granted to Mr. Sartore in his capacity as a director prior to becoming an executive officer.

(6) During 2006, Mr. Sartore was paid $16,000 in his capacity as a director and $136,500 as a consultant to our company, prior to becoming an executive officer.

(7) Reflects $115,132 paid directly to Mr. Alleman and $35,692 paid to Tatum Partners LLC.


Grants of Plan-Based Awards

     Our Stock Option Plan permits the grant of non-qualified stock options to our employees and directors and to employees of our subsidiaries.

                                                                                               All         All        Grant
                                                                                              Other       Other       Date
                                                                                              Stock       Option      Fair
                                                                                              Awards:     Awards:    Value of
                                                                                              Number     Number of    Stock
                                                                                                of       Securities    and
                                       Estimated Future Payouts    Estimated Future Payouts   Shares     Underlying   Option
                           Date of         Under Non-Equity         Under Equity Incentive    or Units    Options     Awards
   Name      Grant Date     Action      Incentive Plan Awards            Plan Awards            (1)         (2)         (3)
------------ ------------  -------     -------------------------   -------------------------
                                       Threshold  Target   Max.    Threshold  Target    Max.
                                          ($)       ($)              ($)        ($)     ($)     (#)         (#)         ($)
                                      ----------- -------- ------  ---------  ------   -----  ---------- ----------- ----------
Harold A.      5/26/06    11/22/2005                                                              371                  $2,500
Blomquist
              6/12/2006   6/12/2006                                                                        25,000     $53,325

             10/17/2006   10/17/2006                                                                       33,300    $134,532


Ronald       02/21/2006   2/21/2006                                                                        3,500      $6,045
Sartore
              5/26/2006   11/22/2005                                                             3,376                $12,500

              9/27/2006   9/27/2006                                                                        15,000     $50,730

             11/13/2006   11/13/2006                                                                      100,000    $312,200


Brian P.     04/26/2006   4/7/2006(4)                                                                      75,000    $180,150
Alleman
             10/17/2006   10/17/2006                                                                       6,700      $27,068


(1) This column shows the number of shares of common stock granted to the named executive officers in 2006. Shares issued to Mr. Blomquist and Mr. Sartore were granted as compensation for their service as directors prior to becoming executive officers. Mr. Blomquist's shares covered compensation for the period January 1, 2005 through March 31, 2005 and Mr. Sartore's shares covered compensation for the period January 1, 2005 through March 31, 2006.

(2) This column shows the number of stock options granted to the named executive officers in 2006. These options vest and become exercisable based on the vesting terms of the SOP. 18,500 of the options granted to Mr. Sartore were granted to him as a director with respect to periods prior to becoming an executive officer.

(3) The exercise price of each option granted was equivalent to the closing price of a share of our common stock on the grant date. Generally, the full grant date fair value is the amount that we would expense in our financial statements over the award's vesting schedule and has been calculated using the Black-Scholes valuation model. The valuations were based upon the following assumptions estimated holding period of 4.87 years, expected volatility of 79.81% and a risk free interest rate of 5.11%. It should be noted that this model is only one of the methods available for valuing options. These amounts reflect our accounting expense and do not correspond to the actual value that may or will be recognized by the named executive officers.

(4) Mr. Alleman's option grant was approved on April 7, 2006 by the Compensation Committee and issued on April 26, 2006, the date Mr. Alleman accepted his full time employment terms.


Outstanding Equity Awards at 2006 Fiscal Year-End

     The following table provides information on the current holdings of stock option and stock awards by the named executive officers. This table includes unexercised and unvested option awards and unvested grants of restricted shares of stock. Each equity grant is shown separately for each named executive officer.


                                                Option Awards                                       Stock Awards
                        ------------------------------------------------------------ -----------------------------------------

                                                                                                                      Equity
                                                                                                                    Incentive
                                                                                                          Equity      Plan
                                                                                                         Incentive   Awards:
                                                                                                 Market     Plan      Market
                                                                                        Number   Value     Awards:      or
                                                      Equity                              of      of       Number     Payout
                                                     Incentive                          Shares  Shares       of      Value of
                                                       Plan                               or      or      Unearned   Unearned
                                                      Awards:                            Units  Units      Shares,    Shares,
                                                     Number of                            of     of       Units or   Units or
              Date of     Number of     Number of    Securities                          Stock  Stock      Other      Other
    Name       Award     Securities    Securities    Underlying                          That   That       Rights     Rights
                         Underlying    Underlying    Unexercised  Option    Option       Have   Have        That       That
                         Unexercised   Unexercised   Unearned    Exercise  Expration     Not     Not      Have Not   Have Not
                           Options       Options      Options     Price      Date      Vested   Vested     Vested     Vested
                             (#)           (#)          (#)        ($)                   (#)     ($)         (#)       ($)

                         Exercisable  Unexercisable
------------- ---------- ------------ -------------- ----------- --------- ----------- -------- --------- ---------- ----------
Harold A.     10/31/2003    7,500           0            0        $8.30    10/31/2010    ---      ---        ---        ---
Blomquist
              4/27/2004     2,625           0            0        $11.60   4/27/2011     ---      ---        ---        ---
              2/15/2005     3,500           0            0        $6.20    2/15/2012     ---      ---        ---        ---
              5/9/2005     57,851        51,762          0        $6.60    5/9/2012      ---      ---        ---        ---
              5/17/2005    74,094        66,294          0        $5.40    5/17/2012     ---      ---        ---        ---
              6/12/2006     3,125        21,875          0        $3.20    6/12/2013     ---      ---        ---        ---
              10/17/2006    1,388        31,912          0        $6.00    10/17/2013    ---      ---        ---        ---

Ronald        3/26/2004    10,000                        0        $13.40   3/26/2011
Sartore
              4/27/2004     2,917                        0        $11.60   4/27/2011
              2/15/2005     3,500          ---           0        $6.20    2/15/2012     ---      ---        ---        ---
              2/21/2006     3,500          ---           0        $2.70    2/21/2013     ---      ---        ---        ---
              9/27/2006      ---         15,000          0        $5.00    9/27/2013     ---      ---        ---        ---
              11/13/2006     ---        100,000          0        $4.66    11/13/2013    ---      ---        ---        ---

Brian P.      08/3/2005     4,444         5,556          0        $3.65    8/3/2012
Alleman
              4/26/2006    12,500        62,500          0        $3.60    4/26/2013
              10/17/2006     279          6,421          0        $6.00    10/17/2013


Option Exercises and Stock Vested

     During 2006, none of the named executive officers exercised any vested stock options.


Potential Payments upon Termination or Change of Control

     The tables below reflect the compensation payable to or on behalf of Messrs. Blomquist and Alleman upon an involuntary termination without cause, or a change of control. The amounts shown assume that such termination or change of control was effective as of December 31, 2006, and thus includes amounts earned through such time. The actual amounts we will be required to disburse can only be determined at the time of the applicable circumstance. Pursuant to the terms of his employment agreement, we are not required to provide Mr. Sartore any additional compensation upon an involuntary termination without cause, or a change of control.



                               HAROLD A. BLOMQUIST

                                                    Involuntary
                                                    Termination     Change in
Executive Benefits and Payments                    without Cause     Control
-------------------------------                    -------------    ---------

Compensation
     Cash Severance(1)                                $487,500       $487,500
     Options (unvested & accelerated)                 $799,070       $799,070
     Relocation from Colorado to California           $150,000       $150,000
     Incentive Compensation                           $261,383       $261,383
Benefit Plans
     Health & Welfare                                 $23,400        $23,400


(1) This amount is equal to 18 months of Mr. Blomquist's annual salary, which amount is not payable if Mr. Blomquist's employment is terminated for cause.


                                BRIAN P. ALLEMAN

                                                    Involuntary
                                                    Termination     Change in
Executive Benefits and Payments                    without Cause     Control
-------------------------------                    -------------    ---------

Compensation
     Cash Severance(1)                                $84,375        $84,375


(1) This amount is equal to 3 months of Mr. Alleman's annual salary, together with 3 months of one-half of Mr. Alleman's annual salary, which amount is not payable if Mr. Alleman's employment is terminated for cause.

 Director Compensation

     A director who is also an employee of our company receives no additional compensation for serving on the Board. Annual compensation for non-employee directors is comprised of cash and equity compensation. Cash compensation consists of an annual retainer (paid quarterly) and meeting fees. Annual equity compensation consists of a stock award. Each of these components is described in more detail below. The total 2006 compensation of our non-employee directors is shown in the following table:

                                                                                 Change in
                                                                                Pension Value
                            Fees                                                    and
                           Earned                                               Nonqualified
                             or                               Non-Equity          Deferred
                           Paid in    Stock      Option     Incentive Plan     Compensation       All Other
                            Cash      Awards     Awards      Compensation         Earnings       Compensation       Total
       Name                 ($)       ($)(1)      ($)(2)          ($)               ($)               ($)            ($)
------------------------- ---------- ---------- ----------- ----------------- ----------------- ----------------- -----------
Robert Pearson,            $14,750    $12,500     $6,045           $0                $0                $0          $33,295
   Compensation and
   Governance
   Committees

Alfred Stein,              $14,000    $12,500     $6,045           $0                $0                $0          $32,545
   Governance
   Committee Chair,
   Audit Committee

Robert Keeley,             $13,500    $12,500     $6,045           $0                $0                $0          $32,045
   Audit Committee
   Chair

John Hillyard,               $0         $0          $0             $0                $0                $0             $0
   Compensation
   Committee Chair and
   Audit Committee

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of shares of restricted stock granted to each independent director in lieu of payment for their annual stipend from January 1, 2005 through March 31, 2006. For purposes of the restricted stock awards, fair value is calculated using the closing price of our stock on the date of grant. For additional information, refer to note 6 of our financial statements in the Form 10-K for the year ended December 31, 2006, as filed with the SEC. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may or will be recognized by the directors.

(2) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to each independent director. For purposes of the stock options, the fair value was estimated using the Black-Scholes valuation model in accordance with SFAS 123R.

     The Board believes that compensation for independent directors should be competitive and should fairly compensate directors for the time and skills devoted to serving us but should not be so great as to compromise independence. With the assistance of outside compensation consultants and information, the Compensation Committee periodically reviews our director compensation practices and compares them against the practices of public company boards generally.

     Beginning March 2004, each director who was not an employee received $1,500 for each meeting of the Board, attended in person and 50% of the in person fee for telephonic participation and $500 for each meeting of a committee of the Board. Beginning January 1, 2005, each director of the Board also received a $10,000 annual stipend; the stipend is paid quarterly.

     Through March 31, 2006, the stipend was paid in equivalent shares of common stock. Upon initial appointment or election to the Board, each newly appointed or elected member receives options to purchase 15,000 shares of our Common Stock. Beginning in September 2006, each committee chair received options to purchase 15,000 shares of our Common Stock. Each member of the Board receives, within the first month of each calendar year while serving as a member of the Board, a grant of options to purchase 3,750 shares of our Common Stock. Along with the above compensation, the Chairman of the Board receives $4,000 per calendar quarter, as long as the Chairman is not an employee. Directors are also reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to us.

     The Board believes that our total director compensation package is competitive with the compensation offered by other companies and is fair and appropriate in light of the responsibilities and obligations of our independent directors.

Compensation Committee Interlocks and Insider Participation

     During 2006, the Compensation Committee consisted of Messrs. Sartore, Pearson, and Blomquist. In October 2006, Messrs. Sartore and Blomquist resigned from the Compensation Committee and Messrs. Hillyard and Stein were both nominated to join Mr. Pearson on the Compensation Committee. Mr. Hillyard was appointed Chairman of the Compensation Committee. Mr. Blomquist is our Chief Executive Officer and President, a position he has held throughout all of 2006. Mr. Sartore served as a consultant to Simtek from May 23, 2006 until November 3, 2006. He became an employee and executive officer of Simtek on November 13, 2006.

     On May 26, 2006, we issued to certain affiliates managed by RENN Capital Group, for which Mr. Pearson serves as Senior Vice President, warrants to purchase 25,000 shares of our common stock at $3.30 per share with an exercise period of 5 years. We issued 5,000 of these warrants in consideration for a waiver letter from the RENN Capital Group affiliates and the remaining 20,000 warrants were issued in consideration for the affiliates managed by RENN Capital Group entering into a subordination agreement with Wells Fargo on our behalf.

     On September 21, 2006, we completed a private placement whereby the participants were issued common stock at a per share price of $3.95 and warrants to purchase our common stock at a per share exercise price of $5.40 and a five year term. The affiliates managed by the RENN Capital Group invested a combined total of $2,000,000 and received a combined total of 506,332 shares of our common stock and 75,952 warrants. Mr. Stein invested $200,000 and received 50,633 shares of our common stock and 7,595 warrants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The table below sets forth information regarding ownership of our common stock as of April 25, 2007 by each person who is known by us to beneficially own more than five percent of our common stock, by each director, by each current or former executive officer named in the summary compensation table, and by all directors and current executive officers as a group. Shares issuable within sixty days after April 25, 2007 upon the exercise of options, warrants or debentures are deemed outstanding for the purpose of computing the percentage ownership of persons beneficially owning such options, warrants or debentures but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

                                                  Amount and Nature
Name and Address                                    of Beneficial              Percent of
of Beneficial Owner                                   Ownership                  Class
-----------------------------------------------------------------------------------------
Robert H. Keeley                                         36,501 (1)                 *
P. O. Box 240
Hillside, CO 81232





Harold A. Blomquist                                     304,228 (2)              1.85%
3935 Serenity Place
Colorado Springs, CO 80908

Robert Pearson                                           14,501 (3)                 *
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

Ronald Sartore                                           44,293 (4)                 *
14445 Cypress Point
Poway, CA 92064

Alfred Stein                                             96,623 (5)                 *
410 Old Oak Court
Los Altos, CA 94022

Mr. John Hillyard                                        40,000 (6)                 *
2685 Heathrow Drive
Colorado Springs, CO 80920

Brian Alleman                                            73,246 (7)                 *
12861 Serenity Park
Colorado Springs, CO 80907

Renaissance Capital Growth & Income Fund III, Inc.    1,109,097 (8)              6.64%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

Renaissance US Growth Investment Trust PLC            1,107,940 (9)              6.64%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

US Special Opportunities Trust PLC.                   1,007,176 (10)             6.03%
c/o RENN Capital Group
8080 N. Central Expressway, Suite 210-LB59
Dallas, TX 75203

SF Capital Partners, Ltd                              1,068,965 (11)             6.58%
3600 South Lake Drive
St. Francis, WI 53235

Cypress Semiconductor Corporation                     3,179,644 (12)            16.97%
3901 N. First Street
San Jose, CA 95134

Crestview Capital Master LLC                          2,677,113 (13)            16.47%
95 Revere Drive, Suite A
Northbrook, IL 60062

Big Bend XXVII Investments, L.P.                      1,553,956 (14)             9.57%
3401 Armstrong Avenue
Dallas, TX 75205-4100




Toibb Investment LLC                                  1,125,000                  6.93%
6355 Topanga Canyon Blvd., Suite 335
Los Angeles, CA 91367

All current executive officers and directors            609,392 (15)             3.65%
  as a group  (7 persons)


*    Less than one percent.

(1)  Includes 1,000 shares of our common stock held by Mr. Keeley's wife, Sandra
     D. Keeley. Mr. Keeley disclaims beneficial ownership of these shares. Includes 30,625 shares issuable upon exercise of options.

(2) Includes 2,320 shares of our common stock that Mr. Blomquist's children personally own and includes 199.037 shares issuable upon exercise of options.

(3)  Includes 11,125 shares issuable upon exercise of options.

(4)  Includes 34,917 shares issuable upon exercise of options.

(5)  Includes 34,917 shares issuable upon exercise of options.

(6)  Includes 40,000 shares issuable upon exercise of options.

(7) Includes 29,103 shares issuable upon exercise of options. Assumes exercise of warrants held by Mr. Alleman for 4,747 shares of our common stock.

(8) Assumes conversion, at a conversion price of $2.20 per share, of debentures issued to Renaissance Capital Growth & Income Fund III, Inc. for 409,091 shares of our common stock. Assumes exercise of warrants held by Renaissance Capital Growth & Income Fund III, Inc. for 59,244 shares of our common stock.

(9) Assumes conversion, at a conversion price of $2.20 per share, of debentures issued to Renaissance US Growth Investment Trust PLC for 409,091 shares of our common stock. Assumes exercise of warrants held by Renaissance US Growth Investment Trust PLC for 59,244 shares of our common stock.

(10) Assumes conversion, at a conversion price of $2.20 per share, of debentures issued to US Special Opportunities Trust PLC for 409,091 shares of our common stock. Assumes exercise of warrants held by US Special Opportunities Trust PLC for 58,480 shares of our common stock.

(11) Assumes exercise of warrants held by SF Capital for 7,595 shares of our common stock.

(12) Assumes exercise of warrants held by Cypress for 2,505,562 shares of our common stock.

(13) Assumes exercise of warrants held by Crestview Capital Master LLC for 32,279 shares of our common stock.

(14) Assumes exercise of warrants held by Big Bend XXVII Investments, L.P for 15,190 shares of our common stock.

(15) Includes 379,724 shares issuable upon exercise of options. Assumes the exercise of warrants for 12,343 shares of our common stock. Includes 1,000 shares of our common stock held by Mr. Keeley's wife, Sandra D. Keeley, with respect to which Mr. Keeley disclaims beneficial ownership. Includes 2,320 shares of our common stock that Mr. Blomquist's children personally own. Does not include the 1,970,398 shares beneficially owned by Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC and Premier RENN US Emerging Growth Fund Ltd.. RENN Capital Group is agent for these four investment funds. Mr. Robert Pearson is a Senior Vice President of RENN Capital Group. Mr. Pearson also holds the position of a director on Simtek's board of directors.

Securities Authorized For Issuance Under Equity Compensation Plans

     The information concerning securities authorized for issuance under equity compensation plans is included in Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K under the caption "Equity Compensation Plan Information".

Item 13.  Certain Relationships and Related Transactions and Director
          Independence.

Transactions with Related Persons

     On May 26, 2006, we issued to certain affiliates managed by RENN Capital Group, for which Mr. Pearson serves as Senior Vice President, warrants to purchase 25,000 shares of our common stock at $3.30 per share with an exercise period of 5 years. We issued 5,000 of these warrants in consideration for a waiver letter from the RENN Capital Group affiliates and the remaining 20,000 warrants were issued in consideration for the affiliates managed by RENN Capital Group entering into a subordination agreement with Wells Fargo on our behalf.

     On September 21, 2006, we completed a private placement whereby the participants were issued common stock at a per share price of $3.95 and warrants to purchase our common stock at a per share exercise price of $5.40 and a five year term. The affiliates managed by the RENN Capital Group invested a combined total of $2,000,000 and received a combined total of 506,332 shares of our common stock and 75,952 warrants. One of our directors, Mr. Stein, invested $200,000 and received 50,633 shares of our common stock and 7,595 warrants (which securities are held by his family trust and family partnership), and two members of his family invested an aggregate of $150,000 and received 37,976 shares of our common stock and 5,696 warrants. Our chief financial officer, Brian Alleman, invested $125,000 and received 31,646 shares of our common stock and 4,747 warrants.

Director Independence

     The Board of Directors consults with the Company's counsel to ensure that its determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of the Nasdaq Stock Market, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent auditor, the Board of Directors has affirmatively determined that Dr. Keeley and Messrs. Hillyard, Pearson and Stein are independent directors within the meaning of the applicable Nasdaq Stock Market listing standards.

     The Board of Directors reviews the Nasdaq Stock market listing standards definition of independence for Audit Committee members and has determined that all the members of the audit committee(Dr. Keeley and Messrs. Hillyard and Stein) are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards).

Item 14.  Principal Accountant Fees and Services.

     Hein & Associates LLP served as the Company's principal accountants for the fiscal year ended December 31, 2006, and the board has selected Hein & Associates LLP as Simtek's principal accountants for the 2007 fiscal year.

Audit Fees

     Simtek was billed an aggregate of approximately $206,340 and approximately $101,014 in fees for professional services rendered during the fiscal years ended December 31, 2006 and December 31, 2005, respectively, in connection with the audit of Simtek's consolidated financial statements for such fiscal years and the reviews of the financial statements included in Simtek's Forms 10-Q for such fiscal years and statutory and regulatory filings or engagements for such years.

Audit-Related Fees

     Simtek was billed $25,206 and $11,846 for assurance and related services by Hein & Associates LLP during the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

Tax Fees

     Simtek was billed an aggregate of $14,500 and $12,100 in fees for professional services rendered during the fiscal year ended December 31, 2006 and December 31, 2005, respectively, for tax compliance and tax advice. The nature of the tax services comprising such fees was in connection with tax compliance (including U.S. federal and state returns) and tax consulting.

All Other Fees

     Hein & Associates LLP did not bill the Company for any other services rendered to Simtek for the fiscal years ended December 31, 2006 and December 31, 2005.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2007.


                                     SIMTEK CORPORATION



                                     By: /s/Harold Blomquist
                                        -------------------------------------
                                        Harold Blomquist
                                        Chief Executive Officer and President