Form 10-Q
period 2007-03-31
SIMTEK CORP
filed 2007-05-15
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended March 31, 2007
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]  Accelerated Filer [ ]     Non-accelerated Filer [X]

The total number of shares of Common Stock issued and outstanding as of May 14, 2007, was 16,501,906.

                               SIMTEK CORPORATION

                                      INDEX

                      For the Quarter Ended March 31, 2007

PART 1. FINANCIAL INFORMATION

   ITEM 1                                                                   Page
                                                                            ----
        Condensed Consolidated Balance Sheets as of March 31, 2007
        and December 31, 2006                                                  3

        Condensed Consolidated Statements of Operations for the
        three months ended March 31, 2007 and 2006                             4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended March 31, 2007 and 2006                             5

        Notes to Condensed Consolidated Financial Statements                6-12

   ITEM 2
        Managements Discussion and Analysis of Financial Condition
        and Results of Operations                                             13

   ITEM 3
        Quantitative and Qualitative Disclosures about Market Risk            18

   ITEM 4
        Controls and Procedures                                               19

PART 2. OTHER INFORMATION

   ITEM 1    Legal Proceedings                                                20

   ITEM 2    Unregistered Sales of Equity Securities and Use of
             Proceeds                                                         20

   ITEM 3    Defaults Upon Senior Securities                                  20

   ITEM 4    Submission of Matters to a Vote of Security Holders              20

   ITEM 5    Other Information                                                20

   ITEM 6    Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                    21



                                             SIMTEK CORPORATION

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands, except par value and share amounts)

                                                   ASSETS
                                                   ------
                                                                              March 31, 2007    December 31, 2006
                                                                              --------------    -----------------
                                                                                (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                   $  2,876            $  4,522
     Restricted investments                                                         1,775               1,775
     Accounts receivable - trade, net                                               4,979               5,537
     Inventory, net                                                                 8,121               6,596
     Prepaid expenses and other current assets                                        442                 312
                                                                                 --------            --------
         Total current assets                                                      18,193              18,742
EQUIPMENT AND FURNITURE, net                                                        1,394               1,239
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                       41                  54
GOODWILL                                                                              992                 992
NON-COMPETITION AGREEMENT, NET                                                      6,680               7,126
OTHER ASSETS                                                                          114                  89
                                                                                 --------            --------
     TOTAL ASSETS                                                                $ 27,414            $ 28,242
                                                                                 ========            ========
                                   LIABILITIES AND SHAREHOLDERS' EQUITY
                                   ------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                                            $  3,949            $  3,771
     Accrued expenses                                                                 934                 939
     Accrued vacation payable                                                         263                 229
     Accrued wages                                                                     45                 814
     Line of credit                                                                   371                 681
     Debentures, current                                                              480                 480
                                                                                 --------            --------
         Total current liabilities                                                  6,042               6,914
DEBENTURES, NET OF CURRENT                                                          2,220               2,220
                                                                                 --------            --------
     Total liabilities                                                              8,262               9,134
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 200,000 shares authorized,
         none issued                                                                   --                  --
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         16,227,929 and 16,226,929 shares issued and outstanding
         at March 31, 2007 and 16,146,679 and 16,145,679 shares issued
         outstanding at December 31, 2006                                               2                   2
     Additional paid-in capital                                                    67,677              67,173
     Treasury stock, at cost; 1,000 shares                                             (1)                 (1)
     Accumulated deficit                                                          (48,688)            (48,198)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                            162                 132
                                                                                 --------            --------
         Total shareholders' equity                                                19,152              19,108
                                                                                 --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 27,414            $ 28,242
                                                                                 ========            ========


              See accompanying notes to these consolidated financial statements.



                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)
                      (Amounts in thousands, except share and per share amounts)

                                                                         For the three months ended March 31,
                                                                       ----------------------------------------
                                                                             2007                        2006
                                                                             ----                        ----
REVENUE
     Product sales, net                                                $      7,867                $      4,743
     Royalty revenue                                                             --                       1,035
                                                                       ------------                ------------
                  Total Revenue                                               7,867                       5,778

     Cost of sales                                                            4,435                       3,470
                                                                       ------------                ------------

GROSS PROFIT                                                                  3,432                       2,308

OPERATING EXPENSES:
     Research and development costs                                           1,613                       1,545
     Sales and marketing                                                      1,152                         944
     General and administrative                                               1,109                         699
                                                                       ------------                ------------

                  Total operating expenses                                    3,874                       3,188
                                                                       ------------                ------------

LOSS FROM OPERATIONS                                                           (442)                       (880)

OTHER INCOME (EXPENSE):
     Interest income                                                             49                          40
     Interest expense                                                           (98)                        (60)
     Exchange rate variance                                                      12                          --
     Other expense                                                               --                          (1)
                                                                       ------------                ------------

                  Total other expense                                           (37)                        (21)
                                                                       ------------                ------------

LOSS  BEFORE PROVISION FOR INCOME TAXES                                        (479)                       (901)

     Provision for income taxes                                                 (11)                         --
                                                                       ------------                ------------


NET LOSS                                                               $       (490)               $       (901)
                                                                       ============                ============

NET LOSS PER COMMON SHARE:
         Basic and diluted                                             $       (.03)               $       (.06)
                                                                       ============                ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic and diluted                                                   16,211,671                  14,692,083
                                                                       ============                ============


                   See accompanying notes to these consolidated financial statements.



                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)
                                     (Amounts in thousands)

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                    2007              2006
                                                                                    ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                   $  (490)           $  (901)
         Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation                                                               159                107
         Amortization                                                                17                  8
         Expense related to stock options                                           279                119
         Amortization of non-competition agreement                                  446                451
         Net change in allowance accounts                                           392                353
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                   322             (1,387)
              Inventory                                                          (1,635)              (943)
              Prepaid expenses and other                                           (155)               567
          Increase (decrease) in:
              Accounts payable                                                      170                224
              Accrued expenses                                                   (1,079)              (178)
                                                                                -------            -------
         Net cash used in operating activities                                   (1,574)            (1,580)
                                                                                -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                      (311)              (157)
     Patents                                                                        (14)                --
     Purchase of certain assets from ZMD                                             --                (38)
                                                                                -------            -------
     Net cash used in investing activities                                         (325)              (195)
                                                                                -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                            --                (13)
     Funds receiving from December 2005 equity financing, net                        --              1,874
     Warrants issued for license rights                                              --                965
     Proceeds from warrant exercises                                                222                 --
     Exercise of stock options                                                        3                 --
                                                                                -------            -------
     Net cash provided by financing activities                                      225              2,826
                                                                                -------            -------

Effect of exchange rate changes on cash                                              28                 (3)
                                                                                -------            -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (1,646)             1,048
CASH AND CASH EQUIVALENTS, beginning of period                                    4,522              1,766
                                                                                -------            -------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,876            $ 2,814
                                                                                =======            =======
Cash paid for interest                                                          $    86            $    56
                                                                                =======            =======

                See accompanying notes to these consolidated financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements include the accounts of Simtek and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-K, Annual Report and Form 10-K/A for Simtek Corporation ("Simtek" or the "Company") filed on April 2, 2007 and April 30, 2007, respectively for fiscal year 2006.

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

     o If an officer or employee is a new hire, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will receive 12/48th of the vesting and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

     o All options granted to outside directors of the Company will be 100% vested after six months from the grant date.

     o    All options will expire seven years from date of grant.

     Total share-based compensation recognized in the Company's consolidated statements of operations for the quarters ended March 31, 2007 and 2006 is as follows:

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Income Statement Classifications

                                               2007              2006
                                               ----              ----
                                                   (in thousands)

Research and development                    $      66         $      39
Sales and marketing                                26                16
General and administrative                        187                64
                                            ---------         ---------

Total                                       $     279         $     119
                                            =========         =========

     As of March 31, 2007, there was approximately $2.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized through March 31, 2011. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

     The fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions. Expected volatility was based on the historical volatility of the Company's stock over the past 5 years. The Company based the risk-free interest rate that was used in the option valuation mode on U.S. Treasury notes. The Company does not anticipate paying cash dividends in the foreseeable future and therefore uses an expected dividend yield of 0%.

     The fair value of each option granted in quarterly periods ending March 31, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:


                                              2007             2006
                                              ----             ----

Expected volatility                          79.15%           84.83%
Risk-free interest rate                       4.79%            4.59%
Expected dividends                            -                -
Expected terms (in years)                     5.0              4.0

     The weighted average fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $3.90 and $ 1.73, respectively.

     The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2007.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                                                                   Outstanding Options
                                                                -------------------------------------------------------------
                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Remaining        Aggregate
                                                                                    Weighted      Contractual       Intrinsic
                                                                Number of            Average         Term           Value (In
                                                                  Shares         Exercise Price   (in years)        Thousands)
                                                                ---------        --------------   -----------       ----------
Options outstanding at January 1, 2007......................    1,302,593             $ 5.24
  Granted...................................................       90,000               5.83
  Exercised.................................................       (2,000)             (1.70)                         $   9(1)
  Cancelled or forfeited....................................      (13,245)             (9.22)
                                                                ---------             ------
Options outstanding at March 31, 2007.......................    1,377,348             $ 5.25            4.50
                                                                =========             ======        ========          =====
Options exercisable at March 31, 2007.......................      677,663             $ 5.98            4.50          $ 713(2)
                                                                =========             ======        ========          =====

1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

2) Represents the difference between the market value as of March 31, 2007 and the exercise price of the shares. The market value as of March 31, 2007 was $5.69 as reported by the NASDAQ Stock Market.

     Cash received from option exercises for the quarter ended March 31, 2007 was $3,000. The tax benefit will be charged to "paid-in capital" when, and if, the tax deduction is utilized prior to expiration.

Stock options outstanding and currently exercisable at March 31, 2007 are as follows:


                           Outstanding                                                      Exercisable
    --------------------------------------------------------------------------- ------------------------------------
                                        Weighted Average
                         ------------------------------------------------------
                                               Remaining          Weighted
                             Number        Contractual Life       Average            Number         Weighted Average
      Exercise Price       Outstanding         in Months       Exercise Price      Exercisable       Exercise Price
    ------------------- ------------------ ------------------ ----------------- ------------------ ------------------
     $1.60-$3.50             359,430             56             $     2.95            147,854        $     2.66

     $3.60-$6.00             703,273             63             $     4.88            257,789        $     4.67

     $6.20-$9.00             218,911             47             $     6.58            176,286        $     6.57

     $11.25-$15.30            80,734             28             $    12.51             80,734        $    12.51

     $19.00                   15,000             47             $    19.00             15,000        $    19.00
                           ---------                                                  -------

                           1,377,348                                                  677,663
                           =========                                                  =======

     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the non-competition agreement is being amortized on a straight-line basis over its

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


five-year life. The Company recorded an expense, for the amortization, of approximately $446,000 to sales and marketing for the three months ended March 31, 2007.

     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of March 31, 2007 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of March 31, 2007, the Company recorded approximately $162,000 in comprehensive income.

     Incomes Taxes
     -------------

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no adjustments to liabilities or stockholders equity.

     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. Under FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

     The Company files consolidated income tax returns in the U.S. federal jurisdiction and several state jurisdictions. The Company is not aware of any jurisdictions where they would be subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

     Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   Liquidity

     During the three months ended March 31, 2007 and the twelve months ended December 31, 2006, the Company incurred a net loss of approximately $490,000 and $2,007,000, respectively and has an accumulated deficit of $48,689,000 as of March 31, 2007.

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

3.   Revenue Recognition

     Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado or Dresden, Germany), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectibility on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product prices. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from the Company's technology license partners to direct customers.

4.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at March 31, 2007 and December 31, 2006 included:

                                              March 31, 2007   December 31, 2006

     (In thousands)
     Raw Materials                             $       65          $       21
     Work in progress                               5,334               4,603
     Finished Goods                                 3,601               2,737
                                               ----------          ----------
                                                    9,000               7,361
     Less reserves for excess inventory              (879)               (765)
                                               ----------          ----------
                                               $    8,121          $    6,596
                                               ==========          ==========

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Line of Credit

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of March 31, 2007, the Company had financed receivables with Wells Fargo for approximately $371,000.

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

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount, see Note 6 Shareholders' Equity for additional information. On July 24, 2006, each of the debenture holders converted $100,000 of the principal amount into 45,455 shares of the Company's common stock in lieu of the Company making the principal payments it was required to make commencing on July 1, 2006.

     At March 31, 2007, the Company was not in compliance with one of the covenants set forth in the loan agreement. This covenant relates to the interest coverage ratio. On May 4, 2007, the Company received a waiver from complying with this covenant through April 1, 2008. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

7.   Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company's common stock for $7.50 per share. The warrants have a ten year life. The warrants were issued upon receipt of each of the prepaid royalty amounts. The value of the warrants issued of $1,930,000 was determined using the Black Scholes option-pricing model and has been recorded as an increase in additional paid in capital. The net balance of the non-refundable prepaid royalties of $2,070,000 were recognized as revenue at the time the payments were received.

8.   Geographic Concentration

     Sales of the Company's semiconductor products by location for the three months ended March 31, 2007 and 2006 were as follows:

                                                      Three Months Ended
                                                           March 31,
                                                    ----------------------
                                                    2007              2006
                                                    ----              ----

     United States                                   18%               19%
     Europe                                          36%               28%
     Far East                                        35%               44%
     All Others                                      11%                9%
                                                  ------           -------
                                                    100%              100%
                                                  ======           =======

9.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:

                                             Foreign Currency
                                           Translation Adjustment

     Balance at January 1, 2007                  $    132
     Current period change                             30
                                                 --------
     Balance March 31, 2007                      $    162

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

     The valuation of inventories involves complex judgments on our part. Excess finished goods inventories are a natural component of market demand for semiconductor devices. We continually evaluate and balance the levels of inventories based on sales projections, current orders scheduled for future delivery and historical product demand. While certain finished goods items will sell out, quantities of other finished goods items will remain. These finished goods are reserved as excess inventory. We believe we have adequate controls with respect to the amount of finished goods inventories that are anticipated to become excess. While we believe this process produces a fair valuation of inventories, changes in general economic conditions of the semiconductor industry could materially affect valuation of our inventories.

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

                               SIMTEK CORPORATION


     We record an allowance for sales returns as a net adjustment to revenue and customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon actual reported distributor inventory levels. The agreements we have with certain of our distributors generally allow them to return to us a 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands. At times, with our approval, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes are adequate to reasonably predict and estimate the allowance for sales returns.

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

     We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to our estimate of the related future net cash flows. If the asset's carrying amount is not recoverable through the related future cash flows, the asset is considered to be impaired. The impairment is measured by the difference between the asset's carrying amount and its fair value, based on the best information available, including market prices or discounted cash flows.

     Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment. We performed goodwill impairment testing as of March 31, 2007, and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform periodic and annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

     We have recorded a valuation allowance for the full amount deferred tax assets, which principally relate to future utilization of net operating losses. Future operations may change our estimate in connection with potential utilization of these assets.

Results of Operations:

     Revenues

     Total revenue for the three months ended March 31, 2007 was $7,867,000 compared to $5,778,000 for the same period in 2006. The 2006 amount includes

                               SIMTEK CORPORATION



$1,035,000 of royalty revenue and no revenue has been earned in the first quarter of 2007. Product sales for the 2007 period were $7,867,000 compared to $4,743,000 in 2006, an increase of 66%.

     The following table sets forth our net product revenues for semiconductor devices by product markets for the three months ended March 31, 2007 and 2006 (in thousands):

                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------
                                             2007          2006        Variance
                                             ----          ----        --------

     Commercial                            $  7,464      $   3,951     $  3,513
     High-end industrial and military           403            792     $   (389)
                                           --------      ---------     --------

     Total Semiconductor Revenue           $  7,867      $   4,743     $  3,124
                                           ========      =========     ========

     Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenues increased by $3,513,000 for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. This increase was due primarily to increased product demand for our legacy products and our 1 megabit products. In addition, revenues were also increased as a result of increased selling prices for our highest volume 256 kilobit devices. These increases took place in the second half of 2006 and held firm in the first quarter of 2007.

     High-end industrial and military product revenues accounted for a decrease of approximately $389,000 for the three months ended March 31, 2007 as compared to the same period in 2006. The decrease reflects lower demand for these products. Customer demand for these devices is generally not predictable and tends to be volatile from period to period.

     Three distributors and one direct customer together accounted for approximately 43% of our revenue for the quarter ended March 31, 2007. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If one of these distributors was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.

Cost of Sales and Gross Profit

     We recorded cost of sales of $4,435,000 and $3,470,000 for the three months ended March 31, 2007 and 2006, respectively. These costs reflect an approximate 17 percentage point improvement in gross margin percentage for our semiconductor products, for the three months ended March 31, 2007 as compared to the same period in 2006. Actual product gross margin percentages for the three months ended March 31, 2007 and March 31, 2006 were 44% and 27% respectively. This increase reflects the higher average selling prices described above, reduced costs of the 1 megabit devices and higher unit shipments of 1 megabit devices.

Research and Development

     Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenues. In 2007, our research and development department continued its efforts on the final development of our new product family in conjunction with Cypress Semiconductor. This new product family will be based on Cypress' 0.13-micron "S8" process and will include memory densities up to and beyond 4-megabits. In April 2007, we announced the tape out for the initial 4 megabit device.

                               SIMTEK CORPORATION


     Total research and development expenses were $1,613,000 for the three months ended March 31, 2007, an increase of $68,000 as compared to $1,545,000 for the same period in 2006. The increase for the three month period was primarily related to an increase of $355,000 in payroll related expenses and $123,000 for additional design software and tools, principally for the engineering staff in Dresden Germany. These increases were partially offset by a decrease of $314,000 related to the development milestones Cypress Semiconductor that were incurred in the 2005 period for which there was no comparable charge in the 2007 period.

Administration

     Total administration expenses were $1,109,000 for the three months ended March 31, 2007 as compared to $699,000 for the same period in 2006. The $410,000 increase was due primarily to increases in payroll and payroll related costs of $181,000, contract services of $37,000, expense related to employee and director stock compensation of $123,000 and expenses related to our NASDAQ listing of $45,000. The increase in payroll and payroll overhead costs were due to additional headcount. The increase in contract services is due to increased investor relations and corporate governance activities.

Sales and Marketing

     Total sales and marketing expenses were $1,152,000 for the three months ended March 31, 2007 as compared to $944,000 for the same period in 2006. The $208,000 increase was due primarily to an increase in payroll and payroll overhead costs of $153,000, increased expense related to employee stock compensation of $10,000 and increased travel expenses of $20,000. The increase in payroll and payroll overhead costs were due to changes in sales and marketing personnel as well as higher sales incentives.

Net Loss

     We recorded a net loss of $490,000 and $901,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease of $411,000 for the three-month period reflects the higher revenue, improved gross margins and expense items discussed above.

Liquidity and Capital Resources

     As of March 31, 2007, we had a net working capital of $12,151,000 as compared to a net working capital of $11,828,000 as of December 31, 2006.

     Cash flows used in operating activities for the three months ended March 31, 2007 were $1,574,000 compared to $1,580,000 in the same period in 2006.
While the cash flows used in operating activities is similar for the two periods, the details are significantly different. The following table shows the components of each item in operating activities (amounts in thousands):

                                                        2007              2006
                                                        ----              ----
     Net loss                                        $   (490)        $    (901)
     Depreciation and amortization                        176               115
     Expense related to stock compensation                279               119
     Amortization of non-competition agreement            446               451
     Net change in allowance accounts                     392               353
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                  322            (1,387)
     Inventory                                         (1,635)             (943)
     Prepaid expenses and other                          (155)              567
     Increase (decrease) in:
     Accounts payable                                     170               224
     Accrued expenses                                  (1,079)             (178)
                                                     ---------        ---------

     Net cash used in operating activities           $ (1,574)        $  (1,580)
                                                     ========         =========

                               SIMTEK CORPORATION



     Excluding the effect of changes in assets and liabilities, cash generated by operating activities was $802,000 in the 2007 period compared to $137,000 in the 2006 period, which was used to support the increased working capital, particularly the increase in inventory. The higher level of inventory is needed to support our anticipated revenue growth. The decrease in accounts receivable in the 2007 period is due to the seasonal difference in sales volume in the first quarter of 2007 compared to the fourth quarter of 2006. The increase in accounts receivable in the first quarter of 2006 of $1,387,000 was due to increasing sales volume as well as the addition of sales related to the nvSRAM business acquired from ZMD in December 2005.

     Cash flows used in investing activities increased for the three months ended March 31, 2007 by approximately $130,000 as compared to the same period in 2006, principally due to the purchase of a new ERP software system.

     The decrease of $2,601,000 in cash flows provided by financing activities was primarily due to the receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006 and the value of the warrants issued to Cypress for the Development and License Agreement in the 2006 period, for which there were no comparable items in 2007.

Short-term liquidity.

     Our unrestricted cash balance at March 31, 2007 was $2,876,000.

     Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses. We expect revenues to continue to increase in 2007. In addition, gross margins are expected to improve and we expect to be profitable for 2007. Investment in research and development is also expected to increase in 2007. We believe that the cash generated by operations plus the available credit under our current credit facilities will be sufficient to fund our operations for the foreseeable future. However, if we fail to meet our revenue targets or choose to accelerate product development, it may be necessary for us to raise additional capital or incur additional debt.

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

     Interest payable on our convertible debentures is fixed at 7.5% over the term of the debentures. As such, changes in interest rates should not affect future expenses or cash flows.

     Interest payable on our revolving line of credit entered into with Wells Fargo is a fixed amount of the face value of eligible receivables they purchase from us. As such, changes in interest rates should not affect future expenses or cash flows.

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

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

                                       SIMTEK CORPORATION
                                       (Registrant)



May 15, 2007                           By:  /s/Harold Blomquist
                                           -------------------------------------
                                           HAROLD BLOMQUIST
                                           Chief Executive Officer and President





May 15, 2007                           By:  /s/Brian Alleman
                                           -------------------------------------
                                           BRIAN ALLEMAN
                                           Chief Financial Officer