Form 10-Q
period 2007-06-30
SIMTEK CORP
filed 2007-08-02
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended June 30, 2007
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934


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

The total number of shares of Common Stock issued and outstanding as of July 31, 2007, was 16,502,406.

                              SIMTEK CORPORATION

                                      INDEX

                       For the Quarter Ended June 30, 2007

PART 1. FINANCIAL INFORMATION

    ITEM 1                                                                  Page
                                                                            ----
         Condensed Consolidated Balance Sheets as of
         June 30, 2007 (unaudited) and December 31, 2006                       3

         Condensed Consolidated Statements of Operations
         (unaudited) for the three months and six months ended
         June 30, 2007 and 2006                                                4

         Condensed Consolidated Statements of Cash Flows
         (unaudited)for the six months ended June 30, 2007 and 2006            5

         Notes to Condensed Consolidated Financial Statements               6-13

    ITEM 2

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                14

    ITEM 3

         Quantitative and Qualitative Disclosures about Market Risk           20

    ITEM 4

         Controls and Procedures                                              21

PART 2. OTHER INFORMATION

    ITEM 1    Legal Proceedings                                               22

    ITEM 1A   Risk Factors                                                    22

    ITEM 2    Unregistered Sales of Equity Securities and
              Use of Proceeds                                                 22

    ITEM 3    Defaults Upon Senior Securities                                 22

    ITEM 4    Submission of Matters to a Vote of Security Holders             22

    ITEM 5    Other Information                                               23

    ITEM 6    Exhibits                                                        23

SIGNATURES                                                                    24



                                        SIMTEK CORPORATION

                               CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except par value and share amounts)

                                              ASSETS
                                                                              June 30, 2007     December 31, 2006
                                                                              -------------     -----------------
                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  3,147            $  4,522
     Restricted investments                                                        1,775               1,775
     Accounts receivable - trade, net                                              4,910               5,537
     Inventory, net                                                                7,537               6,596
     Prepaid expenses and other current assets                                       668                 312
                                                                                --------            --------
         Total current assets                                                     18,037              18,742
EQUIPMENT AND FURNITURE, net                                                       1,445               1,239
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                      31                  54
GOODWILL                                                                             992                 992
NON-COMPETITION AGREEMENT, NET                                                     6,235               7,126
OTHER ASSETS                                                                         113                  89
                                                                                --------            --------
     TOTAL ASSETS                                                               $ 26,853            $ 28,242
                                                                                ========            ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $  2,544            $  3,771
     Accrued expenses                                                              1,748                 939
     Accrued vacation payable                                                        312                 229
     Accrued wages                                                                   133                 814
     Line of credit                                                                  798                 681
     Debentures, current                                                             480                 480
                                                                                --------            --------
         Total current liabilities                                                 6,015               6,914
DEBENTURES, NET OF CURRENT                                                         1,620               2,220
                                                                                --------            --------
     Total liabilities                                                             7,635               9,134
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 200,000 shares authorized,
         none issued                                                                  --                  --
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         16,500,656 and 16,499,656 shares issued and outstanding
         at June 30, 2007 and 16,146,679 and 16,145,679 shares issued
         and outstanding at December 31, 2006                                          2                   2
     Additional paid-in capital                                                   68,543              67,173
     Treasury stock, at cost; 1,000 shares                                            (1)                 (1)
     Accumulated deficit                                                         (49,505)            (48,198)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                           179                 132
                                                                                --------            --------
         Total shareholders' equity                                               19,218              19,108
                                                                                --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 26,853            $ 28,242
                                                                                ========            ========

                    See accompanying notes to these consolidated financial statements.



                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (Unaudited)
                          (Amounts in thousands, except share and per share amounts)

                                                               Three Months Ended June 30,              Six Months Ended June 30,
                                                               ---------------------------              -------------------------
                                                                  2007               2006                2007               2006
                                                                  ----               ----                ----               ----
REVENUE:
     Product sales, net                                    $      8,082        $      6,443        $     15,949        $     11,186

     Royalty revenue                                                 --                 483                  --               1,518
                                                           ------------        ------------        ------------        ------------
         Total revenue                                            8,082               6,926              15,949              12,704
     Cost of sales                                                3,859               4,567               8,294               8,037
                                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                                      4,223               2,359               7,655               4,667

OPERATING EXPENSES:
     Research and development costs                               2,560               1,682               4,173               3,227
     Sales and marketing                                          1,248               1,038               2,400               1,983
     General and administrative                                   1,190               1,059               2,299               1,757
                                                           ------------        ------------        ------------        ------------
           Total operating expenses                               4,998               3,779               8,872               6,967
                                                           ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                               (775)             (1,420)             (1,217)             (2,300)

OTHER INCOME (EXPENSE):
     Interest income                                                 47                  36                  96                  76
     Interest expense                                               (89)                (74)               (187)               (134)
     Foreign currency transaction gain                               12                  --                  24                  --
     Other expense                                                    2                   5                   1                   4
                                                           ------------        ------------        ------------        ------------

           Total other expense                                      (28)                (33)                (66)                (54)

LOSS  BEFORE PROVISION FOR INCOME TAXES                            (803)             (1,453)             (1,283)             (2,354)
                                                           ------------        ------------        ------------        ------------

     Provision for income taxes                                     (13)                 --                 (23)                 --
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $       (816)       $     (1,453)       $     (1,306)       $     (2,354)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE:
     Basic and diluted                                     $       (.05)       $       (.10)       $       (.08)       $       (.16)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                                       16,386,770          14,716,609          16,299,925          14,704,414
                                                           ============        ============        ============        ============

                       See accompanying notes to these consolidated financial statements.




                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                        (Amounts in thousands)

                                                                                      Six Months Ended June 30,
                                                                                       2007              2006
                                                                                       ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                        $(1,306)           $(2,354)
         Adjustments to reconcile net loss to net cash used in operating
         Activities:
         Depreciation                                                                    311                219
         Amortization                                                                     33                 21
         Expense related to stock options                                                544                278
         Issuance of common stock per compensation agreements                             --                 53
         Amortization of non-competition agreement                                       890                894
         Net change in allowance accounts                                                 78                428
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                        771             (2,530)
              Inventory                                                               (1,119)            (2,345)
              Prepaid expenses and other                                                (375)               294
          Increase (decrease) in:
              Accounts payable                                                        (1,235)             1,704
              Accrued expenses                                                           288                658
                                                                                     -------            -------
         Net cash used in operating activities                                        (1,120)            (2,680)
                                                                                                        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                           (513)              (448)
     Patents                                                                             (14)                --
     Purchase of certain assets from ZMD                                                  --               (116)
                                                                                     -------            -------
     Net cash used in investing activities                                              (527)              (564)
                                                                                     -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                                 --                (13)
     Funds receiving from December 2005 equity financing, net                             --              1,874
     Warrants issued for license rights                                                   --              1,478
     Payments from restricted investment                                                  --                306
     Proceeds from warrant exercises                                                     222                 --
     Exercise of stock options                                                             3                 47
                                                                                     -------            -------
     Net cash provided by financing activities                                           225              3,692
                                                                                     -------            -------

Effect of exchange rate changes on cash                                                   47                 51
                                                                                     -------            -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (1,375)               499
CASH AND CASH EQUIVALENTS, beginning of period                                         4,522              1,766
                                                                                     -------            -------
CASH AND CASH EQUIVALENTS, end of period                                             $ 3,147            $ 2,265
                                                                                     =======            =======
Cash paid for interest                                                               $   165            $   121
                                                                                     =======            =======
Warrants issued for debt issuance cost                                               $    --            $    53
                                                                                     =======            =======
Conversion of debentures                                                             $   600            $    --
                                                                                     =======            =======

                       See accompanying notes to these consolidated financial statements.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The consolidated financial statements include the accounts of Simtek Corporation ("Simtek" or the "Company") and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated. The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-K, Annual Report and Form 10-K/A for Simtek filed on April 2, 2007 and April 30, 2007, respectively, for fiscal year 2006.

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

     Stock-Based Compensation
     ------------------------

     Equity Incentive Plan.

     At the annual meeting on June 14, 2007, the Company's shareholders approved a new Equity Incentive Plan that authorizes 2,800,000 shares that may be granted under either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the "Code") or nonqualified stock options. The Equity Incentive Plan became effective on June 15, 2007. With the approval of the Equity Incentive Plan, the Company does not intend to grant further options under the Non-Qualified Stock Option Plan described below; however, options outstanding under that plan remain outstanding until they are exercised or expire by their terms. The Equity Incentive Plan provides that the maximum number of shares with respect to which an individual can receive a grant of options in a calendar year is 500,000 shares. Options may be granted to key employees, consultants, and non-employee directors. The Equity Incentive Plan provides that an individual can receive grants of both incentive options and nonqualified options. However, only employees may be granted incentive options. The minimum exercise price for options is 100% of the fair market value of the Company's stock on the date of grant and a maximum term of 10 years. Generally, upon termination of employment or service, options expire three months after termination. Incentive options granted to an employee who holds more than 10% of the Company's stock must have an exercise price of at least 110% of the fair market value of the Company's stock on the date of grant and a maximum term of no more than 5 years. No options were granted under the Equity Incentive Plan from June 15, 2007 through June 30, 2007.

     Employee Stock Purchase Plan.

     On July 1, 2007, the Simtek Corporation Employee Stock Purchase Plan ("ESPP"), which was approved by the shareholders at the annual meeting on June 14, 2007, became effective. Under the ESPP, a broad-based group of employees can have payroll deductions of up to 10% of their pay used to purchase shares of the Company's stock on a quarterly basis. However, employees whose customary employment is for less than 20 hours per week or for less than 5 months per calendar year and employees who own more than 5% of the Company's stock are not eligible to participate. There are 500,000 shares authorized for issuance under the ESPP. The purchase price for the stock is the lesser of (1) 85% of the fair

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



market value of the Company's stock on the first day of the calendar quarter or
(2) 85% of the fair market value of the Company's stock on the last day of the calendar quarter. Employees can enroll in the ESPP as of the first day of a calendar quarter. On the first trading day after the end of the calendar quarter, shares are purchased with the payroll deductions accumulated during the calendar quarter. Upon termination of employment, the employee's participation in the ESPP will cease and amounts accumulated since the beginning of the calendar quarter and not used to purchase common stock will be refunded to the employee without interest. No shares were purchased under the ESPP during the quarter ended June 30, 2007. As of July 1, 2007, 13 employees had enrolled in the ESPP. The first purchase of shares is expected to occur on the first trading day after the close of the third quarter of 2007.

     Non-Qualified Stock Option Plan.

     The Company has a Non-Qualified Stock Option Plan that authorizes 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire 90 days after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years. All options granted prior to March 24, 2006, began vesting after six months after the date of grant, and would become fully vested after three years and expire seven years from date of grant. On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

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

     Total share-based compensation recognized in the Company's consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 are as follows:


Income Statement Classifications

                                      Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    2007       2006          2007        2006
                                    ----       ----          ----        ----

(In thousands)
Research and development          $   65     $   47        $  130      $   86
Sales and marketing                   25         23            51          39
General and administration           174         89           363         153
                                  ------     ------        ------      ------

                                  $  264     $  159        $  544      $  278
                                  ======     ======        ======      ======

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



     As of June 30, 2007, there was approximately $1.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized through March 31, 2011. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

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

     During the quarter ended June 30, 2007, there were no stock options granted. The fair value of each option granted in the quarterly period ended June 30, 2006 and the six months ended June 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                 Three Months                Six Months
                                Ended June 30,              Ended June 30,
                               2007        2006           2007         2006
                               ----        ----           ----         ----

Expected volatility              -        79.05%         79.15%       80.97%
Risk-free interest rate          -         4.92%          4.79%        4.81%
Expected dividends               -           -              -            -
Expected terms (in years)        -       5 years        5 years     4.67 years


     The weighted average fair value per share of options granted during the three months ended June 30, 2006 was $3.40. The weighted average per share fair value of stock options granted during the six months ended June 30, 2007 and 2006 were $3.90 and $3.20, respectively.

     The following table summarizes stock options outstanding and changes during the quarterly period ended June 30, 2007.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                                                                   Outstanding Options
                                                                -------------------------------------------------------------
                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Remaining        Aggregate
                                                                                    Weighted      Contractual       Intrinsic
                                                                Number of            Average         Term           Value (In
                                                                  Shares         Exercise Price   (in years)        Thousands)
                                                                ---------        --------------   -----------       ----------
Options outstanding at January 1, 2007........................  1,302,593             $5.24
  Granted.....................................................     90,000              5.83
  Exercised...................................................     (2,000)            (1.70)                        $     9(1)

  Cancelled or forfeited......................................    (15,745)            (9.59)
                                                                ----------            ------
Options outstanding at June 30, 2007..........................  1,374,848             $5.25         4.50
                                                                =========             =====         ====            =======
Options exercisable at  June 30, 2007.........................    773,236             $5.83         4.50            $   608(2)
                                                                =========             =====         ====            =======


1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

2) Represents the difference between the market value as of June 30, 2007 and the exercise price of the shares. The market value as of June 30, 2007 was $5.23 as reported by The NASDAQ Capital Market.

     There were no stock option exercises for the quarter ended June 30, 2007.

Stock options outstanding and currently exercisable at June 30, 2007 are as follows:


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
                         Number        Contractual Life       Average            Number         Weighted Average
  Exercise Price       Outstanding         in Months       Exercise Price      Exercisable       Exercise Price
------------------- ------------------ ------------------ ----------------- ------------------ ------------------

 $1.60-$3.50             359,430             53             $   2.95            168,136          $   2.71

 $3.60-$6.00             703,273             58             $   4.88            326,446          $   4.81

 $6.20-$9.00             218,911             44             $   6.58            185,420          $   6.57

 $11.60-$15.30            78,234             37             $  12.54             78,234          $  12.54

 $19.00                   15,000             44             $  19.00             15,000          $  19.00
                       ---------                                                -------

                       1,374,848                                                773,236
                       =========                                                =======

     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



non-competition agreement is being amortized on a straight-line basis over its five-year life. The Company recorded an expense, for the amortization, of approximately $445,000 and $890,000 to sales and marketing for the three and six months ended June 30, 2007, respectively.

     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of June 30, 2007 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of June 30, 2007, the Company recorded approximately $179,000 in comprehensive income.

     Income Taxes
     ------------

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no adjustments to liabilities or shareholders' equity.

     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. Under FIN 48, the benefit of an uncertain tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

     The Company files consolidated income tax returns in the U.S. federal jurisdiction and several state jurisdictions. The Company is not aware of any jurisdictions where they would be subject to U.S. federal or state income tax examinations by tax authorities for years before 2003.

     Our policy is that we recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any uncertain tax benefits, nor was any interest expense recognized during the quarter.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   Liquidity

     During the three and six months ended June 30, 2007 and the twelve months ended December 31, 2006, the Company incurred a net loss of approximately $816,000, $1,306,000 and $2,007,000, respectively. The Company has an accumulated deficit of $49,505,000 as of June 30, 2007.

     The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors. Furthermore, the Company continues to incur significant research and development costs for product development. These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

     If the Company is unable to generate positive cashflow from operations, it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

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

4.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at June 30, 2007 and December 31, 2006 included:

                                              June 30, 2007   December 31, 2006
                                              -------------   -----------------

     (In thousands)
     Raw Materials                             $       62        $       21
     Work in progress                               5,323             4,603
     Finished Goods                                 3,108             2,737
                                               ----------        ----------
                                                    8,493             7,361
     Less reserves for excess inventory              (956)             (765)
                                               ----------        ----------
                                               $    7,537        $    6,596
                                               ==========        ==========

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.   Line of Credit

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of June 30, 2007, the Company had financed receivables with Wells Fargo for approximately $798,000.

6.   Convertible Debentures

     On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC. RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company's directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate. Each fund equally invested $1,000,000. The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock. The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002. The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12. This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share. Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share. Based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 318,182 shares upon conversion (assuming conversion of $700,000).

     On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount, see Note 6 Shareholders' Equity in the Company's 10-K filed on April 2, 2007 for additional information. On May 9, 2007 and July 24, 2006, each of the debenture holders converted $200,000 and $100,000, respectively, of the principal amount into 90,909 and 45,455 shares of the Company's common stock, respectively, in lieu of the Company making the principal payments it was required to make for the period commencing July 1, 2006 through June 30, 2008.

     At June 30, 2007, the Company was not in compliance with one of the covenants set forth in the loan agreement. This covenant relates to the interest coverage ratio. On May 4, 2007, the Company received a waiver from complying with this covenant through July, 2008. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

                               SIMTEK CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



7.   Non-Refundable Prepaid Royalties

     On March 24, 2006, the Company entered into a License and Development Agreement with Cypress Semiconductor Corporation ("Cypress") pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006. In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products. As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company's common stock for $7.50 per share. The warrants have a ten year life. The warrants were issued upon receipt of each of the prepaid royalty amounts. The value of the warrants issued of $1,930,000 was determined using the Black Scholes option-pricing model and has been recorded as an increase in additional paid-in capital. The net balance of the non-refundable prepaid royalties of $2,070,000 were recognized as revenue at the time the payments were received.

8.   Geographic Concentration

     Sales of the Company's semiconductor products by location for the three months ended June 30, 2007 and 2006 were as follows:

                              Three Months Ended               Six Months Ended
                                   June 30,                        June 30,
                                   --------                        --------
                              2007          2006              2007          2006
                              ----          ----              ----          ----

     United States            18%           18%               18%            19%
     Europe                   21%           29%               29%            29%
     Far East                 45%           42%               40%            43%
     All Others               16%           11%               13%             9%
                             ----          ----              ----           ----

     Total                   100%          100%              100%           100%


9.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:

                                                     Foreign Currency
                                                  Translation Adjustment

         Balance at January 1, 2007                  $         132
         Current period change                                  47
                                                     -------------
         Balance June 30, 2007                       $         179

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures. Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K filed with the Securities and Exchange Commission on April 2, 2007. The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances. Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; and, allowance for sales returns.

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

                               SIMTEK CORPORATION



     We record an allowance that directly relates to the warranty of our products for one year. The allowance for warranty return reduces our gross sales. This allowance is calculated by looking at annual revenue and historical rates of our products returned due to warranty issues. While we believe this process adequately predicts our allowance for warranty returns, changes in the manufacturing or design of our product could materially affect valuation of our warranties.

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

Results of Operations:

     Revenue

     Total revenue for the three months ended June 30, 2007 was $8,082,000 compared to $6,926,000 for the same period in 2006. Total revenue for the six months ended June 30, 2007 was $15,949,000 compared to $12,704,000 for the same

                               SIMTEK CORPORATION



period in 2006. The 2006 amount includes $483,000 and $1,518,000 of royalty revenue for the three and six months ended June 30, 2006, respectively. We earned no royalty revenue in the three and six months ended June 30, 2007. Product sales for the three month period ended June 30, 2007 were $8,082,000 compared to $6,443,000 for the same period in 2006, an increase of 25%. Product sales for the six month period ended June 30, 2007 were $15,949,000 compared to $11,186,000 for the same period in 2006, an increase of 43%.

     The following table sets forth our net product revenue for semiconductor devices by product markets for the three and six months ended June 30, 2007 and 2006 (in thousands):


                                            Three Months Ended                         Six Months Ended
                                            ------------------                         ----------------
                                                June 30,                                   June 30,
                                                --------                                   --------
                                        2007       2006      Variance           2007         2006       Variance
                                        ----       ----      --------           ----         ----       --------
      Commercial                       $ 7,179  $   6,032    $   1,147       $  14,643    $   9,983     $  4,660
      High-end industrial and
       military                            903        411    $     492       $   1,306    $   1,203     $    103
                                       -------  ---------    ---------       ---------    ---------     --------

      Total Semiconductor
       Revenue                         $ 8,082  $   6,443    $   1,639       $  15,949    $  11,186     $  4,763
                                       =======  =========    =========       =========    =========     ========


     Commercial revenue include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenue increased by $1,147,000 and $4,660,000 for the three and six months ended June 30, 2007, respectively, as compared to the three and six months ended June 30, 2006. This increase was due primarily to increased product demand for our legacy products and our 1 megabit products. In addition, revenue was also higher compared to the 2006 periods due to increased selling prices for our highest volume 256 kilobit devices. These increases took place in the second half of 2006 and held firm through the second quarter of 2007.

     High-end industrial and military product revenue increased by $492,000 and $103,000 for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Customer demand for these devices is generally not predictable and tends to be volatile from period to period.

     One distributor and three direct customers together accounted for approximately 57% of our revenue for the quarter ended June 30, 2007 and one distributor and two direct customers accounted for approximately 38% of our revenue for the six months ended June 30, 2007. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If this distributor was to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.

Cost of Sales and Gross Profit

     We recorded cost of sales of $3,859,000 and $8,294,000 for the three and six months ended June 30, 2007, respectively, as compared to $4,567,000 and $8,037,000 for the comparable periods in 2006. These costs reflect an approximate 23 and 20 percentage point improvement in gross margin percentage for our semiconductor products for the three and six months ended June 30, 2007, respectively, as compared to the same periods in 2006. Actual product gross margin percentages for the three and six months ended June 30, 2007 were 52% and 48%, respectively, as compared to 29% and 28% for the same periods in 2006. This increase reflects the higher average selling prices described above, higher unit

                               SIMTEK CORPORATION




shipments of 1 megabit devices, increased sales of our high-end industrial and military products, reduced product costs due to lower wafer prices and increased efficiencies and yields.

Research and Development

     Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenue. In 2007, our research and development department continued its efforts on the final development of our new product family in conjunction with Cypress. This new product family will be based on Cypress' 0.13-micron "S8" process and will include memory densities up to and beyond 4-megabits. In June 2007, we achieved certain milestones under the development agreement with Cypress and recognized $735,000 in expenses related to the agreement. During the three month and six months ended June 30, 2006, we recognized expenses of $328,000 and $642,000, respectively. In addition, in 2007, the Company began initial development of a new product initiative aimed at improving the performance of high density NAND Flash devices. As part of this new initiative, we opened a design center in San Diego, CA.

     Total research and development expenses were $2,560,000 and $4,173,000 for the three and six months ended June 30, 2007, respectively, as compared to $1,682,000 and $3,227,000 for the comparable periods in 2006.

     The increase of $878,000 for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 was primarily related to the Cypress milestone payments which were $407,000 higher in such period and $248,000 in expenses related to the San Diego development effort, including payroll related expenses of $91,000 and contract design services of $140,000.

     The increase of $946,000 for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 was primarily related to $334,000 in expenses related to the San Diego development effort, including payroll related expenses of $172,000 and contract design services of $140,000. Excluding the San Diego initiative, payroll and related costs increased $378,000 for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 due to increased headcount primarily in our Dresden Germany location. In addition, the Cypress milestone payments were $93,000 higher for the six month period ended June 30, 2007 compared to the same period in 2006.

Administration

     Total administration expenses were $1,190,000 and $2,299,000 for the three and six months ended June 30, 2007, respectively, as compared to $1,059,000 and $1,757,000 for the same periods in 2006.

     The $131,000 increase for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 was due primarily to increases in payroll related costs of $20,000 and professional and consulting services of $160,000, these increases were offset by decreases in legal and accounting fees of $50,000.

     The $542,000 increase for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 was due primarily to increases in payroll related costs of $200,000, professional and consulting services of $315,000 and expenses related to our NASDAQ listing of $45,000, these increases were offset by decreases in legal and accounting fees of $55,000.

     The increases in payroll related costs for both periods were primarily due to expense related to stock options and the increase in professional and consulting services were primarily related to compliance with Section 404 of the Sarbanes-Oxley Act.

                               SIMTEK CORPORATION


Sales and Marketing

     Total sales and marketing expenses were $1,248,000 and $2,400,000 for the three and six months ended June 30, 2007, respectively, as compared to $1,038,000 and $1,983,000 for the same periods in 2006.

     The $210,000 increase for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006 was primarily due to increases in payroll and related expenses of $70,000, sales commissions of $80,000 and travel expenses of $65,000.

     The $417,000 increase for the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006 was primarily due to increases in payroll related expenses of $135,000, sales commissions of $120,000, travel expenses of $85,000 and professional and consulting services of $75,000.

     The increases in payroll related expenses, travel expenses and professional and consulting services were primarily due to changes in sales and marketing personnel. The increases in sales commission were a direct result of increased revenue.

Net Loss

     We recorded a net loss of $816,000 and $1,306,000 for the three and six months ended June 30, 2007, respectively, as compared to net losses of $1,453,000 and $2,354,000 for the same periods in 2006. The reduction in net loss for both periods reflect the higher revenue and the improved gross margins and expense items discussed above.

Liquidity and Capital Resources

     As of June 30, 2007, we had a net working capital of $12,022,000 as compared to a net working capital of $11,828,000 as of December 31, 2006.

     Cash flows used in operating activities for the six months ended June 30, 2007 were $1,120,000 compared to $2,680,000 in the same period in 2006. While the cash flows used in operating activities is similar for the two periods, the details are significantly different. The following table shows the components of each item in operating activities (amounts in thousands):

                                                                          Six Months Ended June 30,
                                                                          -------------------------
                                                                        2007                      2006
                                                                        ----                      ----
     Net loss                                                        $ (1,306)                 $  (2,354)
     Depreciation and amortization                                        344                        240
     Expense related to stock compensation                                544                        278
     Issuance of common stock per compensation agreements                   -                         53
     Amortization of non-competition agreement                            890                        894
     Net change in allowance accounts                                      78                        428
     Changes in assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                                  771                     (2,530)
     Inventory                                                         (1,119)                    (2,345)
     Prepaid expenses and other                                          (375)                       294
     Increase (decrease) in:
     Accounts payable                                                  (1,235)                     1,704
     Accrued expenses                                                     288                        658
                                                                     --------                  ---------

     Net cash used in operating activities                             (1,120)                    (2,680)
                                                                     ========                  =========

                               SIMTEK CORPORATION



     Excluding the effect of changes in assets and liabilities, cash generated by operating activities was $550,000 in the period ended June 30, 2007 compared to $461,000 in the period ended June 30, 2006, which cash was used to support the increased working capital, particularly the increase in inventory. The higher level of inventory is needed to support our anticipated revenue growth. The decrease in accounts receivable in the period ended June 30, 2007 is due to the lower sales volume in the second quarter of 2007 compared to the fourth quarter of 2006.

     Cash flows used in investing activities decreased for the six months ended June 30, 2007 by approximately $37,000 as compared to the same period in 2006, principally due to the purchase of a new ERP software system and the purchase of certain assets from ZMD in the first six months of 2006 (which purchases were not repeated in the same period in 2007).

     Cash flows provided by financing activities were $225,000 in the period ended June 30, 2007 compared to $3,692,000 in the period ended June 30, 2006. The decrease of $3,467,000 in cash flows provided by financing activities was primarily due to the receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006 and the value of the warrants issued to Cypress for the Development and License Agreement in the 2006 period, for which there were no comparable items in 2007.

Short-term liquidity.

     Our unrestricted cash balance at June 30, 2007 was $3,147,000.

     Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses. We expect revenue to continue to increase in 2007. In addition, gross margins are expected to improve and we expect to be profitable before expenses related to employee stock options and amortization of the non-compete agreement with ZMD for 2007. Investment in research and development is also expected to increase in 2007. We believe that the cash generated by operations plus the available credit under our current credit facilities will be sufficient to fund our operations for the foreseeable future. However, if we fail to meet our revenue targets or choose to accelerate product development, it may be necessary for us to raise additional capital or incur additional debt.

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

There were no changes in the Company's internal control over financial reporting during the three and six months ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings -None

Item 1A. Risk Factors - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

Item 4.  Submission of Matters to a Vote of Security Holders

On June 14, 2007, the Company held its 2007 Annual Meeting of the Shareholders (the "Annual Meeting"). Set forth below are the results of the votes taken at the Annual Meeting. The Company's shareholders were voting on four matters at the Annual Meeting. Those four matters were the re-election of six directors, the approval of the new Simtek Corporation Employee Stock Purchase Plan, the approval of the Simtek Corporation 2007 Equity Incentive Plan and the ratification of the selection of Hein & Associates LLP as the Company's independent auditors for fiscal year 2007.

(i) The following individuals were elected directors of the Company for terms expiring in 2008:

Name of Director                 For                          Withheld
----------------                 ---                         ---------

Harold Blomquist             14,101,610                       221,274
Ronald Sartore               14,128,206                       194,678
Robert Keeley                14,132,812                       190,072
Alfred Stein                 14,035,766                       287,118
Robert Pearson               14,169,776                       153,108
John Hillyard                14,171,427                       151,457


(ii) Approval of the New Simtek Corporation Employee Stock Purchase Plan:

        For                Against              Abstain        Broker Non-Votes
        ---                -------              -------        ----------------

     9,371,811             132,503               5,604            4,812,966

(iii) Approval of the Simtek Corporation 2007 Equity Incentive Plan:

        For                Against              Abstain        Broker Non-Votes
        ---                -------              -------        ----------------

     9,300,134             179,105              30,679            4,812,966

(iv) Ratification of the Selection of Hein & Associates LLP as the Independent Auditors for Fiscal Year 2007:

        For                Against              Abstain
        ---                -------              -------

    14,255,269             62,719               4,896


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

                                  SIMTEK CORPORATION
                                  (Registrant)



August 2, 2007                    By:  /s/ Harold Blomquist
                                       -----------------------------------------
                                       HAROLD BLOMQUIST
                                       Chief Executive Officer and President





August 2, 2007                    By:  /s/ Brian Alleman
                                       -----------------------------------------
                                       BRIAN ALLEMAN
                                       Chief Financial Officer