Form 10-Q
period 2007-09-30
SIMTEK CORP
filed 2007-11-09
CIK 817516

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                       ----------------------------------

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter ended September 30, 2007
                                       OR
[ ] Transition report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

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

The total number of shares of Common Stock issued and outstanding as of October 31, 2007, was 16,513,919.

                               SIMTEK CORPORATION

                                      INDEX

                    For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

     ITEM 1                                                                 Page
                                                                            ----
          Condensed Consolidated Balance Sheets as of
          September 30, 2007 (unaudited) and December 31, 2006                 3

          Condensed Consolidated Statements of Operations
          (unaudited) for the three months and nine months
          ended September 30, 2007 and 2006                                    4

          Condensed Consolidated Statements of Cash Flows
          (unaudited) for the nine months ended September 30,
          2007 and 2006                                                        5

          Notes to Condensed Consolidated Financial Statements              6-14

     ITEM 2
          Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 15

     ITEM 3
          Quantitative and Qualitative Disclosures about Market Risk          22

     ITEM 4
          Controls and Procedures                                             23

PART II. OTHER INFORMATION

     ITEM 1     Legal Proceedings                                             24

     ITEM 1A    Risk Factors                                                  24

     ITEM 2     Unregistered Sales of Equity Securities and
                Use of Proceeds                                               24

     ITEM 3     Defaults Upon Senior Securities                               24

     ITEM 4     Submission of Matters to a Vote of Security Holders           24

     ITEM 5     Other Information                                             24

     ITEM 6     Exhibits                                                      24

SIGNATURES                                                                    25



                                          SIMTEK CORPORATION

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                      (Amounts in thousands, except par value and share amounts)

                                                  ASSETS
                                                  ------
                                                                           September 30, 2007     December 31, 2006
                                                                           ------------------     -----------------
                                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $  4,448              $  4,522
     Restricted investments                                                        1,775                 1,775
     Accounts receivable - trade, net                                              5,393                 5,537
     Inventory, net                                                                6,295                 6,596
     Prepaid expenses and other current assets                                       683                   312
                                                                                --------              --------
         Total current assets                                                     18,594                18,742
EQUIPMENT AND FURNITURE, net                                                       1,769                 1,239
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS                                      23                    54
GOODWILL                                                                             992                   992
NON-COMPETITION AGREEMENT, NET                                                     5,790                 7,126
OTHER ASSETS                                                                         142                    89
                                                                                --------              --------
     TOTAL ASSETS                                                               $ 27,310              $ 28,242
                                                                                ========              ========
                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                    ------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                           $  3,147              $  3,771
     Accrued expenses                                                              1,647                   939
     Accrued vacation payable                                                        309                   229
     Accrued wages                                                                   173                   814
     Line of credit                                                                  387                   681
     Obligation under capital lease                                                   30                     -
     Debentures, current                                                             480                   480
                                                                                --------              --------
         Total current liabilities                                                 6,173                 6,914
DEBENTURES, NET OF CURRENT                                                         1,620                 2,220
                                                                                --------              --------
     Total liabilities                                                             7,793                 9,134
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 200,000 shares authorized,
         none issued                                                                   -                     -
     Common stock, $.0001 par value; 30,000,000 shares authorized,
         16,505,933 and 16,504,933 shares issued and outstanding
         at September 30, 2007 and 16,146,679 and 16,145,679 shares issued
         and outstanding at December 31, 2006                                          2                     2
     Additional paid-in capital                                                   68,856                67,173
     Treasury stock, at cost; 1,000 shares                                            (1)                   (1)
     Accumulated deficit                                                         (49,693)              (48,198)
     Accumulated other comprehensive income:
         Cumulative translation adjustment                                           353                   132
                                                                                --------              --------
         Total shareholders' equity                                               19,517                19,108
                                                                                --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 27,310              $ 28,242

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


                                                    SIMTEK CORPORATION

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                (Amounts in thousands, except share and per share amounts)

                                                                  Three Months Ended                      Nine Months Ended
                                                                     September 30,                           September 30,
                                                           --------------------------------        -------------------------------
                                                                2007               2006                 2007               2006
                                                                ----               ----                 ----               ----
REVENUE:
     Product sales, net                                    $      8,696        $      8,251        $     24,645        $     19,436
     Royalty revenue                                                  -                   -                   -               1,518
                                                           ------------        ------------        ------------        ------------
         Total revenue                                            8,696               8,251              24,645              20,954
     Cost of sales                                                4,435               4,979              12,729              13,016
                                                           ------------        ------------        ------------        ------------
GROSS PROFIT                                                      4,261               3,272              11,916               7,938

OPERATING EXPENSES:
     Research and development costs                               1,930               1,351               6,103               4,578
     Sales and marketing                                          1,209               1,250               3,609               3,233
     General and administrative                                   1,252                 838               3,552               2,595
                                                           ------------        ------------        ------------        ------------
           Total operating expenses                               4,391               3,439              13,264              10,406
                                                           ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                               (130)               (167)             (1,348)             (2,468)

OTHER INCOME (EXPENSE):
     Interest income                                                 53                  36                 148                 112
     Interest expense                                              (108)               (113)               (296)               (247)
     Foreign currency transaction gain                                9                  (7)                 33                  (4)
     Other income                                                     4                   2                   6                   2
                                                           ------------        ------------        ------------        ------------

           Total other expense                                      (42)                (82)               (109)               (137)
                                                           ------------        ------------        ------------        ------------

LOSS  BEFORE PROVISION FOR INCOME TAXES                            (172)               (249)             (1,457)             (2,605)

     Provision for income taxes                                     (14)                  -                 (38)                  -
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                   $       (186)       $       (249)       $     (1,495)       $     (2,605)
                                                           ============        ============        ============        ============

NET LOSS PER COMMON SHARE:
     Basic and diluted                                     $       (.01)       $       (.02)       $       (.09)       $       (.18)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING:
     Basic and diluted                                       16,503,778          14,966,916          16,368,623          14,791,191
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


                                          SIMTEK CORPORATION



                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                        (Amounts in thousands)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                    2007              2006
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                     $(1,495)          $(2,605)
         Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:
         Depreciation                                                                 482               361
         Amortization                                                                  48                37
         Expense related to stock options                                             842               417
         Issuance of common stock per compensation agreements                           -                53
         Amortization of non-competition agreement                                  1,339             1,339
         Net change in allowance accounts                                            (442)              577
         Changes in assets and liabilities:
          (Increase) decrease in:
              Accounts receivable                                                     403            (3,687)
              Inventory                                                               643            (3,799)
              Prepaid expenses and other                                             (390)              282
          Increase (decrease) in:
              Accounts payable                                                       (650)              461
              Accrued expenses                                                       (236)              996
                                                                                  -------           -------
         Net cash provided by (used in) operating activities                          544            (5,568)
                                                                                  -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture, net                                        (990)             (914)
     Patents                                                                          (44)                -
     Purchase of certain assets from ZMD                                                -              (116)
                                                                                  -------           -------
     Net cash used in investing activities                                         (1,034)           (1,030)
                                                                                  -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation                                              (6)              (13)
     Borrowings from capital lease obligation                                          36                 -
     Receipts from restricted cash                                                      -               200
     Funds receiving from December 2005 equity financing, net                           -             1,874
     Warrants issued for license rights                                                 -             1,478
     Payments from restricted investment                                                -               306
     Funds received from September 2006 equity financing, net                           -             4,515
     Proceeds from warrant exercises                                                  222                 -
     Exercise of stock options                                                         19                78
                                                                                  -------           -------
     Net cash provided by financing activities                                        271             8,438
                                                                                  -------           -------

Effect of exchange rate changes on cash                                               145                47
                                                                                  -------           -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (74)            1,887
CASH AND CASH EQUIVALENTS, beginning of period                                      4,522             1,766
                                                                                  -------           -------
CASH AND CASH EQUIVALENTS, end of period                                          $ 4,448           $ 3,653
                                                                                  =======           =======
Cash paid for interest                                                            $   265           $   222
                                                                                  =======           =======
Warrants issued for debt issuance cost                                            $     -           $    53
                                                                                  =======           =======
Conversion of debentures                                                          $   600           $   300
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

     Stock-Based Compensation
     ------------------------

     Equity Incentive Plan.

     At the annual meeting on June 14, 2007, the Company's shareholders approved a new Equity Incentive Plan (the "2007 EIP") that authorizes 2,800,000 shares that may be granted under either incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986 (the "Code"), nonqualified stock options, restricted stock awards or other stock grants. The 2007 EIP became effective on June 15, 2007. With the approval of the 2007 EIP, the Company does not intend to grant further options under the Non-Qualified Stock Option Plan described below; however, options outstanding under that plan remain outstanding until they are exercised or expire by their terms. The 2007 EIP provides that the maximum number of shares with respect to which an individual can receive a grant of options in a calendar year is 500,000 shares. Options may be granted to key employees, consultants, and non-employee directors. The 2007 EIP provides that an individual can receive grants of both incentive options and nonqualified options. However, only employees may be granted incentive options. The minimum exercise price for options is 100% of the fair market value of the Company's stock on the date of grant and a maximum term of 10 years. Generally, upon termination of employment or service, options expire three months after termination. Incentive options granted to an employee who holds more than 10% of the Company's stock must have an exercise price of at least 110% of the fair market value of the Company's stock on the date of grant and a maximum term of no more than 5 years.

     The Compensation Committee (the "Committee") of the Board of Directors administers the 2007 EIP with respect to grants to employees, consultants and

                               SIMTEK CORPORATION



non-employee directors. With respect to grants to officers and directors, the Committee is constituted in a manner that satisfies applicable laws and regulations, including Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and Code section 162(m). The 2007 EIP also provides that the full board of directors can perform any function of the Committee, subject to the requirements of the NASDAQ rules and Code section 162(m). The Committee has the authority to delegate to specified officers of the Company the grants of stock options and other awards to specified employees of the Company, and the Committee has delegated such grant-making authority.

     Each option granted under the 2007 EIP is evidenced by a written stock option agreement. Each option holder shall become vested in the shares underlying the option in such installments and over such period or periods of time, if any, or upon such events, as are determined by the Committee in its discretion and set forth in the option agreement. As of September 30, 2007, 523,900 non-qualified stock options had been granted under the 2007 EIP. All options granted under the 2007 EIP during the third quarter of 2007 will expire seven years from the grant date. Vesting of the options is as follows:


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


The Committee may grant a participant a number of shares of restricted stock as determined by the Committee in its sole discretion. Grants of restricted stock may be subject to such restrictions, including for example, continuous employment with the Company for a stated period of time or the attainment of performance goals and objectives, as determined by the Committee in its sole discretion. The restrictions may vary among awards and participants. As of September 30, 2007, no grants of restricted stock awards had occurred.

From time to time, in its sole discretion, the Committee may grant awards under the 2007 EIP in connection with one or more incentive compensation arrangements under which participants may acquire shares of common stock by purchase, grant, or otherwise. All such awards are subject to the terms of the 2007 EIP. As of September 30, 2007, no Other Stock Awards occurred.

     Employee Stock Purchase Plan.

     On July 1, 2007, the Simtek Corporation Employee Stock Purchase Plan ("ESPP"), which was approved by the shareholders at the annual meeting on June 14, 2007, became effective. Under the ESPP, a broad-based group of employees can have payroll deductions of up to 10% of their pay used to purchase shares of the Company's stock on a quarterly basis. However, employees whose customary employment is for less than 20 hours per week or for less than 5 months per calendar year and employees who own more than 5% of the Company's stock are not eligible to participate. There are 500,000 shares authorized for issuance under the ESPP. The purchase price for the stock is the lesser of (1) 85% of the fair market value of the Company's stock on the first day of the calendar quarter or
(2) 85% of the fair market value of the Company's stock on the last day of the calendar quarter. Employees can enroll in the ESPP as of the first day of a calendar quarter. On the first trading day after the end of the calendar quarter, shares are purchased with the payroll deductions accumulated during the calendar quarter. Upon termination of employment, the employee's participation in the ESPP will cease and amounts accumulated since the beginning of the calendar quarter and not used to purchase common stock will be refunded to the employee without interest. As of July 1, 2007, 13 employees had enrolled in the ESPP. The first purchase of shares occurred on the first trading day after the close of the third quarter of 2007.

                               SIMTEK CORPORATION



         Non-Qualified Stock Option Plan.

         Through June 13, 2007, the Company granted options under the 1994 Non-Qualified Stock Option Plan (the "1994 Plan"). The 1994 Plan authorizes 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants. The plan permits the issuance of non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant. The maximum term of options granted under the plan is 10 years and options granted to employees expire 90 days after the termination of employment. In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years. No further options have been granted under the 1994 Plan since the 2007 EIP became effective, and the Company does not intend to issue any more options under the 1994 Plan in the future. All terms and conditions of the options granted under the 1994 Plan will remain the same. All options granted prior to March 24, 2006, began vesting after six months after the date of grant, and would become fully vested after three years and expire seven years from date of grant. On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

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

     The tables below reflect options granted and outstanding under the 1994 Plan and the 2007 EIP. Total share-based compensation recognized in the Company's consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 are as follows:


Income Statement Classifications

                                                 Three Months                       Nine Months
                                               Ended Septemer 30,                Ended Septemer 30,
                                            2007              2006              2007             2006
                                            ----              ----              ----             ----
(In thousands)
Research and development                  $      99         $      43        $     229           $     129
Sales and marketing                              33                20               84                  60
General and administration                      166                76              529                 228
                                          ---------         ---------        ---------           ---------

                                          $     298         $     139        $     842           $     417
                                          =========         =========        =========           =========

                               SIMTEK CORPORATION



     As of September 30, 2007, there was approximately $3.1 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company's employees and directors, which will be recognized through September 30, 2011. Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

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

         The fair value of each option granted in the quarterly periods ending September 30, 2007 and September 30, 2006 and the nine months ended September 30, 2007 and 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:

                                                  Three Months                      Nine Months
                                               Ended September 30,               Ended September 30,
                                            2007              2006              2007             2006
                                            ----              ----              ----             ----
Expected volatility                         77.00%            79.38%            77.92%           80.22%
Risk-free interest rate                     4.77%              5.33%             4.78%            5.02%
Expected dividends                            -                  -                 -                -
Expected terms (in years)                   5 Years           5 years           5 years          4.80 years


     The weighted average fair value per share of options granted during the three months ended September 30, 2007 and 2006 were $3.05 and 3.00, respectively. The weighted average per share fair value of stock options granted during the nine months ended September 30, 2007 and 2006 were $3.17 and $2.30, respectively.

     The following table summarizes stock options outstanding and changes during the quarterly period ended September 30, 2007.

                               SIMTEK CORPORATION




                                                                                   Outstanding Options
                                                                -------------------------------------------------------------
                                                                                                   Weighted
                                                                                                    Average
                                                                                                   Remaining        Aggregate
                                                                                    Weighted      Contractual       Intrinsic
                                                                Number of            Average         Term           Value (In
                                                                  Shares         Exercise Price   (in years)        Thousands)
                                                                ---------        --------------   -----------       ----------
Options outstanding at January 1, 2007                          1,302,593             $5.24
  Granted                                                         613,900              4.83
  Exercised                                                        (7,285)            (2.61)                        $   18(1)

  Cancelled or forfeited                                          (32,410)            (8.27)
                                                                ---------             -----
Options outstanding at September 30, 2007                       1,876,798             $5.06
                                                                =========             =====         =======         =========
Options exercisable at  September 30, 2007                        824,629             $5.71                         $  265(2)
                                                                =========             =====         =======         =========

1) Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

2) Represents the difference between the market value as of September 30, 2007 and the exercise price of the shares. The market value as of September 30, 2007 was $4.05 as reported by The NASDAQ Capital Market.


Stock options outstanding and currently exercisable at September 30, 2007 are as follows:



                       Outstanding                                                      Exercisable
--------------------------------------------------------------------------- ------------------------------------
                                    Weighted Average
                     ------------------------------------------------------
                                           Remaining          Weighted
                         Number        Contractual Life       Average            Number         Weighted Average
  Exercise Price       Outstanding         in Months       Exercise Price      Exercisable       Exercise Price
------------------- ------------------ ------------------ ----------------- ------------------ ------------------
$1.60-$3.50             349,804             46             $     2.95            182,211        $     2.75

$3.60-$4.85             859,959             67             $     4.45            149,376        $     3.93

$5.00-$6.00             364,888             59             $     5.58            215,253        $     5.42

$6.20-$9.00             213,913             41             $     6.59            189,555        $     6.59

$11.60-$19.00            88,234             42             $    13.62             88,234        $    13.62
                      ---------                                                  -------

                      1,876,798                                                  824,629
                      =========                                                  =======


     Non-competition Agreement
     -------------------------

     In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG ("ZMD") as part of the acquisition of ZMD's nvSRAM product line. The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005. The value assigned to the non-competition agreement is being amortized on a straight-line basis over its five-year life. The Company recorded an expense, for the amortization, of approximately $445,000 and $445,000 for the three months ended September 30, 2007 and 2006, respectively and $1,339,000 and $1,339,000 for the nine months ended September 30, 2007 and 2006, respectively.

                               SIMTEK CORPORATION



     Goodwill
     --------

     Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets. This amount will not be amortized, but will be reviewed for impairment on a periodic basis. As of September 30, 2007 no impairment of value has been recorded.

     Accumulated other comprehensive income (loss)
     ---------------------------------------------

     The functional currency for Simtek GmbH is the local currency, the Euro. Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period. Translation gains or losses are included within shareholders' equity as part of accumulated other comprehensive income (loss). As of September 30, 2007, the Company recorded approximately $353,000 in comprehensive income.

     Income Taxes
     ------------

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of Interpretation 48, the Company recognized no adjustments to liabilities or shareholders' equity.

     When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. Under FIN 48, the benefit of an uncertain tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. As of September 30, 2007, the Company has not recorded any such liability.

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

                               SIMTEK CORPORATION




2.   Liquidity

         During the three and nine months ended September 30, 2007 and the twelve months ended December 31, 2006, the Company incurred a net loss of approximately $186,000, $1,495,000 and $2,007,000, respectively. The Company has an accumulated deficit of $49,693,000 as of September 30, 2007.

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

3.   Revenue Recognition

     Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado, Manilla, Philipines or Dresden, Germany), including distributors. Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectability on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and a price protection in the event of changes in the Company's product prices. The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized. The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable. The reserve for product returns is based on the actual inventory value of the Company's semiconductor products held by its distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning. The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer. To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

     Revenue from royalties related to non-refundable prepaid royalty payments is recognized upon receipt. Revenue from royalties related to sales of products by license partners is recognized upon the notification to us of shipment of product from the Company's technology license partners to direct customers.

4.   Inventories

     The Company records inventory using the lower of cost (first-in, first-out) or market. Inventory at September 30, 2007 and December 31, 2006 included:

                                          September 30, 2007   December 31, 2006
                                          ------------------   -----------------

    (In thousands)
    Raw Materials                              $       38         $      21
    Work in progress                                5,227             4,603
    Finished Goods                                  1,470             2,737
                                               ----------         ---------
                                                    6,735             7,361
    Less reserves for excess inventory               (440)             (765)
                                               ----------         ---------
                                               $    6,295         $   6,596
                                               ==========         =========

                               SIMTEK CORPORATION



5.   Line of Credit

     On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the "Agreement") with Wells Fargo Bank, National Association ("Wells Fargo"). Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo. Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable. The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement). To secure the Company's obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company's property. The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days' written notice. As of September 30, 2007, the Company had financed receivables with Wells Fargo for approximately $387,000.

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

     At September 30, 2007, the Company was not in compliance with one of the covenants set forth in the loan agreement. This covenant relates to the interest coverage ratio. On October 22, 2007, the Company received a waiver from complying with this covenant through July, 2008. However, significant variances in future actual operations from the Company's current estimates could result in the reclassification of this note to current liabilities.

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

8.   Geographic Concentration

     Sales of the Company's semiconductor products by location, based on where the products are shipped to, for the three and nine months ended September 30, 2007 and 2006 were as follows:

                          Three Months Ended                Nine Months Ended
                             September 30,                    September 30,
                        ----------------------            ---------------------
                        2007              2006            2007             2006
                        ----              ----            ----             ----

     United States       14%               29%             16%              23%
     Europe              24%               23%             27%              27%
     Far East            46%               41%             42%              42%
     All Others          16%                7%             15%               8%
                         ---               ----            ---              ----

     Total               100%              100%            100%             100%

9.   Accumulated Other Comprehensive Income (Loss)

     Accumulated other comprehensive income (loss) net of tax is as follows:

                                                 Foreign Currency
                                              Translation Adjustment

     Balance at January 1, 2007                  $         132
     Current period change                                 221
                                                 -------------
     Balance September 30, 2007                  $         353

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

                             SIMTEK CORPORATION




     We record an allowance for sales returns as a net adjustment to revenue and customer accounts receivable. The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions. When we record the allowance, the net method reduces customer accounts receivables and gross sales. Generally, we calculate the stock rotation portion of the allowance based upon actual reported distributor inventory levels. The agreements we have with certain of our distributors generally allow them to return to us up to 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands. At times, with our approval, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program. The actual amount of the credit issued is based on the actual sales to the end customers reported by the distributor. When this occurs, we record an allowance for potential credit that our distributors will be requesting. This allowance is based on approved pricing changes, inventory affected and historical data. We believe that our processes are adequate to reasonably predict and estimate the allowance for sales returns.

     We record an allowance that directly relates to the warranty of our products for one year. The allowance for warranty return reduces our gross sales. This allowance is calculated by looking at annual revenue and historical rates of our products returned due to warranty issues. While we believe this process adequately predicts our allowance for warranty returns, changes in the manufacturing or design of our product could materially affect valuation of our warranty reserve.

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

     Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment annually. We performed goodwill impairment testing as of December 31, 2006 and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

     We have recorded a valuation allowance for the full amount deferred tax assets, which principally relate to future utilization of net operating losses. Future operations may change our estimate in connection with potential utilization of these assets.

Results of Operations:

     Revenue

     Total revenue for the three months ended September 30, 2007 was $8,696,000 compared to $8,251,000 for the same period in 2006. Total revenue for the nine

                               SIMTEK CORPORATION



months ended September 30, 2007 was $24,645,000 compared to $20,954,000 for the same period in 2006. The 2006 amount includes $1,518,000 of royalty revenue for the nine months ended September 30, 2006. We earned no royalty revenue in the three and nine months ended September 30, 2007 or the three month period ended September 30, 2006. Product sales for the three month period ended September 30, 2007 were $8,696,000 compared to $8,251,000 for the same period in 2006, an increase of 5%. Product sales for the nine month period ended September 30, 2007 were $24,645,000 compared to $19,436,000 for the same period in 2006, an increase of 27%.

     The following table sets forth our net product revenue for semiconductor devices by product markets for the three and nine months ended September 30, 2007 and 2006 (in thousands):


                                          Three Months Ended                      Nine Months Ended
                                             September 30,                          September 30,
                                      ------------------------------       ----------------------------------
                                        2007       2006     Variance        2007         2006       Variance
                                        ----       ----     --------        ----         ----       --------
     Commercial                       $ 7,988  $   7,754    $     234    $  22,631    $  17,736     $  4,895
     High-end industrial and
      military                            708        497    $     211    $   2,014    $   1,700     $    314
                                      -------  ---------    ---------    ---------    ---------     --------

     Total Semiconductor
      Revenue                         $ 8,696  $   8,251    $     445    $  24,645    $  19,436     $  5,209
                                      =======  =========    =========    =========    =========     ========


     Commercial revenue include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu Electronics (DBE). Commercial revenue increased by $234,000 and $4,895,000 for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended September 30, 2006. This increase was due primarily to increased product demand for our legacy products and our 1 megabit products. In addition, revenue was also higher compared to the 2006 periods due to increased selling prices for our highest volume 256 kilobit devices. These increases took place in the second half of 2006 and held firm through the third quarter of 2007. The price increases were announced to customers in the early part of 2006 but did not take full effect until the third quarter of 2006.

     High-end industrial and military product revenue increased by $211,000 and $314,000 for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Customer demand for these devices is generally not predictable and tends to be volatile from period to period.

     One distributor and two direct customers together accounted for approximately 48% of our revenue for the quarter ended September 30, 2007 and one distributor and two direct customers accounted for approximately 42% of our revenue for the nine months ended September 30, 2007. Our customers often include Contract Manufacturers ("CMs"), principally located in Asia, who contract with Original Equipment Manufacturers ("OEMs") to implement our products into systems designed by the OEMs. We negotiate prices directly with the OEMs, but actually receive orders from, and ships parts to, the CMs. Generally, the CMs contract with multiple OEMs. Thus, sales to any one CM usually represents eventual implementation of our products with multiple OEMs. Products sold to distributors are sold without material recourse. Distributors sell our products to various end customers. If our leading distributor were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service these various end customers through other distributors.

                               SIMTEK CORPORATION



Cost of Sales and Gross Profit

     We recorded cost of sales of $4,435,000 and $12,729,000 for the three and nine months ended September 30, 2007, respectively, as compared to $4,979,000 and $13,016,000 for the comparable periods in 2006. These costs reflect an approximate 9 and 15 percentage point improvement in gross margin percentage for our semiconductor products for the three and nine months ended September 30, 2007, respectively, as compared to the same periods in 2006. Actual product gross margin percentages for the three and nine months ended September 30, 2007 were 49% and 48%, respectively, as compared to 40% and 33% for the same periods in 2006. This increase reflects the higher average selling prices described above, higher unit shipments of 1 megabit devices, increased sales of our high-end industrial and military products, reduced product costs due to lower wafer prices and cost improvements as a result of transferring test operations to Asia.

Research and Development

     Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenue. In 2007, our research and development department continued its efforts on the final development of our new product family in conjunction with Cypress. This new product family will be based on Cypress' 0.13-micron "S8" process and will include memory densities up to and beyond 4-megabits. During the nine months ended September 30, 2007 and September 30, 2006, we recognized expenses of $735,000 and $642,000, respectively, in connection with achievement of certain milestones under the development with Cypress. In addition, in 2007, the Company began initial development of a new product initiative to develop high density nvRAM devices. As part of this new initiative, we opened a design center in San Diego, CA.

     Total research and development expenses were $1,930,000 and $6,103,000 for the three and nine months ended September 30, 2007, respectively, as compared to $1,351,000 and $4,578,000 for the comparable periods in 2006.

     The increase of $579,000 for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 was primarily related to increases in consulting fees of $210,000, payroll and overhead costs of $350,000 and travel of $60,000, which increases were offset by a decrease in equipment related expenses of $70,000. The increases in consulting fees and payroll costs were primarily related to the high density nvRAM development effort.

     The increase of $1,525,000 for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 was primarily related to increase in payroll related expenses of $970,000, consulting services of $410,000, equipment related expenses of $188,000 and travel expenses of $48,000, which increases were offset by decreases in product development costs of $120,000. The increase in payroll related expenses included $350,000 related to our high density nvRAM development effort and increases in headcount in the United States and Germany engineering departments. The increase in consulting services included approximately $300,000 related to our high density nvRAM development effort. The decrease in product development costs was primarily related to Cypress milestone payments.

Administration

     Total administration expenses were $1,252,000 and $3,552,000 for the three and nine months ended September 30, 2007, respectively, as compared to $838,000 and $2,595,000 for the same periods in 2006.

     The $414,000 increase for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 was due primarily to increases in payroll related costs of $220,000, stock option expenses of

                               SIMTEK CORPORATION



$100,000, board costs of $76,000 and expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of $290,000, which increases were offset by decreases in legal and accounting fees of $190,000 and professional and consulting services of $58,000.

     The $957,000 increase for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 was due primarily to increases in payroll related costs of $350,000, stock option expenses of $230,000, board costs of $80,000, expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of $360,000, professional and consulting fees of $130,000 and expenses related to our NASDAQ listing of $75,000, these increases were offset by decreases in legal and accounting fees of $260,000.

     The increases in payroll related costs for both periods were primarily due to additional headcount. The increase in board of directors costs are due to revisions made to director compensation and costs associated with recruiting a new director.

Sales and Marketing

     Total sales and marketing expenses were $1,209,000 and $3,609,000 for the three and nine months ended September 30, 2007, respectively, as compared to $1,250,000 and $3,233,000 for the same periods in 2006.

     The $41,000 decrease for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006 was primarily due to decreases in payroll and related expenses of $70,000 and sales commissions of $10,000, which decreases were offset by increases in travel and advertising of $40,000.

     The $376,000 increase for the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006 was primarily due to increases in payroll related expenses of $50,000, sales commissions of $178,000, travel expenses of $90,000 and professional and consulting services of $40,000. The increases in payroll related expenses, travel expenses and professional and consulting services were primarily due to changes in sales and marketing personnel. The increases in sales commission were a direct result of increased revenue.

Net Loss

     We recorded a net loss of $186,000 and $1,495,000 for the three and nine months ended September 30, 2007, respectively, as compared to net losses of $249,000 and $2,605,000 for the same periods in 2006. The reduction in net loss for both periods reflects the higher revenue and the improved gross margins and expense items discussed above.

Liquidity and Capital Resources

     As of September 30, 2007, we had a net working capital of $12,421,000 as compared to a net working capital of $11,828,000 as of December 31, 2006.

     Cash flows provided by operating activities for the nine months ended September 30, 2007 were $544,000 compared to cash flows used in operating activities of $5,568,000 in the same period in 2006. The following table shows the components of each item in operating activities (amounts in thousands):

                               SIMTEK CORPORATION



                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                        2007                       2006
                                                                        ----                       ----
     Net loss                                                        $ (1,495)                 $  (2,605)
     Depreciation and amortization                                        530                        398
     Expense related to stock compensation                                842                        417
     Issuance of common stock per compensation agreements                   -                         53
     Amortization of non-competition agreement                          1,339                      1,339
     Net change in allowance accounts                                    (442)                       577
     Changes in assets and liabilities:
     (Increase) decrease in:
     Accounts receivable                                                  403                     (3,687)
     Inventory                                                            643                     (3,799)
     Prepaid expenses and other                                          (390)                       282
     Increase (decrease) in:
     Accounts payable                                                    (650)                       461
     Accrued expenses                                                    (236)                       996
                                                                     --------                  ---------

     Net cash provided by (used in) operating activities             $    544                     (5,568)
                                                                     ========                  ==========


     Excluding the effect of changes in assets and liabilities and allowance accounts, cash generated by operating activities was $1,216,000 in the nine months ended September 30, 2007 compared to cash used of $398,000 in the nine months ended September 30, 2006. We used existing inventory to support a portion of our product sales in the third quarter of 2007, which accounted for the decrease in inventory. The decrease in accounts receivable was due to decreased sales volume in the third quarter of 2007 as compared to the fourth quarter of 2006.

     Cash flows used in investing activities for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 were essentially unchanged.

     Cash flows provided by financing activities were $271,000 in the nine months ended September 30, 2007 compared to $8,438,000 in the nine months ended September 30, 2006. The decrease of $8,167,000 in cash flows provided by financing activities was primarily due to the receipt of funds related to the sale of common stock completed on December 30, 2005, for which some funds were received on January 3, 2006, the value of the warrants issued to Cypress for the Development and License Agreement in the 2006 period and the funds received for the sale of common stock that was completed in September 2006, for all of which there were no comparable items in 2007.

Short-term liquidity.

     Our unrestricted cash balance at September 30, 2007 was $4,448,000.

     Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses. We expect revenue to continue to increase in 2007. In addition, gross margins are expected to improve and we expect to be profitable before expenses related to employee stock options and amortization of the non-compete agreement with ZMD for 2007. Investment in research and development is also expected to increase in the remainder of 2007. We believe that the cash generated by operations plus the available credit under our current credit facilities will be sufficient to fund our operations for the foreseeable future. However, if we fail to meet our revenue targets or choose to accelerate product development, it may be necessary for us to raise additional capital or incur additional debt.

                               SIMTEK CORPORATION



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

There were no changes in the Company's internal control over financial reporting during the three and nine months ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

                                  SIMTEK CORPORATION
                                  (Registrant)



November 9, 2007                  By: /s/Harold Blomquist
                                      ------------------------------------------
                                      HAROLD BLOMQUIST
                                      Chief Executive Officer and President





November 9, 2007                  By: /s/Brian Alleman
                                      ------------------------------------------
                                      BRIAN ALLEMAN
                                      Chief Financial Officer