Form 10-K
period 2007-12-31
SIMTEK CORP
filed 2008-03-26
CIK 817516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

_________________________________

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

[  ]

Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 0-19027

SIMTEK CORPORATION

(Exact name of registrant as specified in its charter)

_________________________________________________

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

Same

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of Securities Act. Yes ___  No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes____  No    X

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X

No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes   X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ___

Accelerated Filer  ___

Non-accelerated filer (do not check if a smaller reporting company)  ___  Smaller reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ___ No   X

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of  June 30, 2007, based upon the closing price of the common stock as reported by NASDAQ on such date was approximately $67,744,530.  The total number of shares of Common Stock issued and outstanding as of March 24, 2008 was 16,533,719 and 16,532,719, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this report (Items 10, 11, 12, 13 and 14) is incorporated by reference from the registrant’s proxy statement to be filed pursuant to Regulation 14A with respect to the registrant’s 2008 annual meeting of stockholders.

TABLE OF CONTENTS

PART I

Item 1:

Business

4

Item 1A:

Risk Factors

  16

Item 1B:

Unresolved Staff Comments

23

Item 2:

Properties

23

Item 3:

Legal Proceedings

23

Item 4:

Submission of Matters to a Vote of Security Holders

23

PART II

Item 5:

Market for Registrant's Common Equity, Related Stockholder

Matters and Issuer Purchases of Equity Securities

24

Item 6:

Selected Financial Data

25

Item 7:

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

26

Item 7A:

Quantitative and Qualitative Disclosures About Market Risk

40

Item 8:

Financial Statements and Supplementary Data

42

Item 9:

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

74

Item 9A:

Controls and Procedures

74

Item 9A(T): Controls and Procedures

74

Item 9B:

Other Information

75

PART III

Item 10:

Directors, Executive Officers and Corporate Governance

76

Item 11:

Executive Compensation

76

Item 12:

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

76

Item 13:

Certain Relationships and Related Transactions, and Director

Independence

76

Item 14:

Principal Accounting Fees and Services

76

PART IV

Item 15:

Exhibits, Financial Statement Schedules

77

Signatures

82

This annual report on Form 10-K contains statements which constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Discussion containing such forward-looking statements may be found in the material set forth below and under “Business,” as well as within the annual report generally.  In addition, when used in this annual report, the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties, including, but not limited to, those factors discussed under “Risk Factors” under Item 1A below.  Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs, our ability to access capital markets, wafer supplies and pricing, among other factors.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

 PART I

Item 1: Business

General

Simtek Corporation (“Simtek” or the “Company”) designs and markets high-speed, re-programmable, nonvolatile semiconductor memory products, for use in a variety of systems including RAID servers, industrial automation, GPS navigational systems, robotics, medical instrumentation, and networking and telecommunications equipment.  We are a “fabless” semiconductor company, and thus we subcontract the majority of our manufacturing requirements to third parties.  This subcontracting also allows us to minimize our capital requirements.  We have designed and developed nonvolatile static random access memory or “nvSRAM” products since we began business operations in May 1987.

Our product families include 16, 64, and 256-kilobit and 1-megabit nvSRAM products.  Kilobits and megabits are a measure of the amount of data that can be stored; more kilobits or megabits imply more storage.  One kilobit is generally interpreted to mean 1,000 bits and.  Megabits are also a measure of the amount of data that can be stored; there are 1,000 kilobits in one megabit or 1,000,000 bits of data that can be stored.

Recent Developments

New Products.  In 2007, we began development of a new very high density nonvolatile random access memory product.  This development is being done through our majority-owned subsidiary, AgigA Tech, Inc., in our facility located in Poway, California.  This new product is aimed at customer applications requiring significantly more nonvolatile RAM than our traditional nvSRAM products can provide.  Such applications include solid state disk drives, point of sale terminals and gaming applications.  The development of this technology is in the early stages and Simtek does not expect any revenue from this technology until 2009.  We plan to contribute this technology to Agiga Tech, Inc., a new majority-owned subsidiary formed in February 2008.  The employees developing this product are the minority shareholders in this subsidiary.

ZMD Acquisition.  On December 30, 2005, we acquired from Zentrum Mikroelektronik Dresden AG (“ZMD”) certain assets related to ZMD’s nvSRAM product line (the “ZMD Asset Acquisition”).  On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, we entered into a number of agreements including a License Agreement (the “New License Agreement”) with ZMD.  Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to us and we licensed to ZMD the right to use our silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD’s non-competing mixed signal and analog Application Specific Integrated Circuit (ASIC), System on Chip (SoC) and Application Specific Standard Product (ASSP) devices.  The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited.  No fees or payments are due to either party under the New License Agreement.  The New License Agreement remains in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days’ written notice.

On the same date, we executed a Non-Competition and Non-Solicitation Agreement with ZMD whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of our products and from hiring our employees in certain situations.  The parties also executed a Registration Rights Agreement whereby we agreed to register under the Securities Act of 1933, as amended (the “Securities Act”), for resale, subject to certain limitations, the shares issued to ZMD pursuant to the ZMD Asset Acquisition.  For over ten years prior to this transaction, we were party to various product license arrangements and cooperation agreements with ZMD.  The December 30, 2005 agreements replaced all of those previous agreements.

In January 2006, we formed Simtek GMBH in Dresden, Germany, as a wholly-owned subsidiary. As of December 31, 2007 Simtek GMBH had 16 employees, including 10 engineers, a sales manager, 2 customer service employees, and 3 administrative employees.  This subsidiary serves as our sales, marketing, and technical support center for European customers.  The engineers in Dresden work as an integral part of our company-wide design engineering team.

Joint Development with Cypress.  In May of 2005, we entered into a Production and Development Agreement with Cypress Semiconductor Corporation, or Cypress, to cooperate in developing a semiconductor process module that combines our nonvolatile technology with Cypress’ advanced 0.13-micron complementary metal-oxide semiconductor, or CMOS, fabrication line. The module incorporates SONOS technology, which is used to manufacture both high-density SONOS flash and SONOS nvSRAM products, for stand alone and embedded products. From May 2005 through December 31, 2007, our research and development team along with Cypress’ research and development team worked aggressively on the co-development program.

On March 24, 2006, we entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from us to develop and manufacture standard, custom and embedded nvSRAM products in exchange for paying us $4,000,000 in non-refundable pre-paid royalties, which was all paid in 2006.  In addition, we licensed rights to use certain intellectual property from Cypress for use in our products.  As part of the License and Development Agreement, upon receipt of the prepaid royalty amounts, we issued Cypress warrants to purchase 2 million shares of our common stock for $7.50 per share.  The warrants have a ten year life.  The value of the warrants issued of $1,930,000 has been recorded as an increase in additional paid in capital.   The net balance of the non-refundable prepaid royalties of $2,070,000 was recognized as royalty revenue at the time the payments were received.

2006 Reverse Stock Split.  On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its common shares.  All share and per share amounts throughout this annual report have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.  In addition, on October 5, 2006, Simtek converted from a Colorado corporation to a Delaware corporation.   This reincorporation had no effect on the consolidated financial statements.

Q-DOT Sale.  In 2005 we sold to Hittite Microwave Corporation (“Hittite”) substantially all of the assets of Q-DOT, our wholly owned subsidiary that specialized in advanced technology research and development for data acquisition, signal processing, imaging and data communications. Q-DOT no longer fit with our core non-volatile memory business.  The sales price was approximately $2.2 million, and the Company realized a net gain of approximately $1,687,000.  In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT’s real estate lease and certain software license agreements.  In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT’s operations.

Subcontracting Arrangement

During 2004, we transferred the production of our 0.8-micron family of nvSRAM products from Chartered Semiconductor Manufacturing Plc. of Singapore, or (“Chartered”), facility #1 to Chartered’s facility #2.  We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered’s facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005.  We refer to these products as our legacy products.  In September 2005, we qualified our 1-megabit nvSRAM products built on 0.25-micron silicon wafers we receive from Dongbu Electronics USA Inc., formerly DongbuAnam Semiconductor Inc., or (“Dongbu”).  We have expanded our product family of nvSRAM products built on silicon wafers received from Dongbu to include a 1-megabit nvSRAM with real time clock, a 256-kilobit nvSRAM and a 256-kilobit nvSRAM with real time clock.    These devices with real time clock were given full production qualification status in late 2006.  We refer to the product family built on silicon wafers we receive from Dongbu as 0.25-micron products. Our nvSRAM products are physically smaller and require less maintenance than static random access memory devices that achieve nonvolatility through the use of internal batteries and are more convenient to use than static random access memory devices that achieve nonvolatility by being combined with additional chips.  Collectively we call our entire product line of 1 megabit and smaller densities our Core business.

During 2007, all of the wafers used to produce our 0.8-micron nvSRAM’s were purchased from Chartered.  Sales of these products accounted for approximately 70% of our product revenue for 2007.  Wafers were purchased from Dongbu in 2007 to support our 0.25-micron products.  Sales of these products accounted for approximately 21% of our product revenue for 2007.  Through September 2007 we shipped finished units from the inventory that we purchased from ZMD in 2006 to support our customers using products previously purchased from ZMD; sales of these products accounted for approximately 9% of our product revenue in 2007.

Amkor Technology (“Amkor”), located in the Philippines, provides assembly services and final test services for our highest volume products.  Advanced Semiconductor Engineering Inc., located in Taiwan, provides assembly services for specific legacy products. Amkor also provides final test services for our highest volume products.  Integra Technologies, located in Kansas, provides wafer testing and final test services for our remaining nvSRAM products.

Memory Industry and Product Background

The semiconductor memory market is large and highly differentiated.  This market covers a wide range of product densities, speeds, features and prices.  We believe that the ideal integrated memory product would have:

•

high bit density per chip to minimize the number of chips required in a system;

•

fast data read and write speeds to allow a system's microprocessor to access data without having to wait;

•

the ability to read and modify data an unlimited number of times;

•

low power consumption;

•

the ability to retain its data indefinitely when power is interrupted (i.e. nonvolatility);

•

availability in a variety of package types for modern assembly techniques; and

•

the ability to be tested completely by the manufacturer to ensure the highest quality and reliability.

The memory market is segmented with different products combining different mixes of these attributes.

Semiconductor memories can be divided into two main categories, volatile and nonvolatile.  Volatile memories generally offer high densities and fast data access and programming speeds, but lose data when electrical power is interrupted.  Nonvolatile memories retain data in the absence of electrical power, but typically have been subject to speed and testing limitations and have slow read/write access times.  They also wear out if they are modified too many times.  There are a number of common volatile and nonvolatile product types, as set forth below.  The list of products under “Combinations” is limited to single packages and does not include combinations of the listed memories in separate packages, such as static random access memories in combination with Electrically Erasable Programmable Read Only Memories and Erasable Programmable Read Only Memories.

Volatile	Nonvolatile	Combinations
Static Random Access Memories (SRAM)	Electrically Erasable Programmable Read Only Memory (EEPROM)	Nonvolatile Static Random Access Memory (nvSRAM)
Dynamic Random Access Memory (DRAM)	Flash Memory (FLASH) Erasable Programmable Read Only	Nonvolatile Random Access Memory (nvRAM)
	Memory (EPROM) Programmable Read Only Memory	Static Random Access Memory plus lithium battery (BatRAM)
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

Combinations.  Many customers use a combination of volatile and nonvolatile memory functions to achieve the desired performance for their electronic systems.  By using static random access memories in combination with Erasable Programmable Read Only Memory, Electrically Erasable Programmable Read Only Memory, or Flash Memory chips, customers can achieve nonvolatility in their systems and still retain the high data read and write speeds associated with static random access memory.  This approach, however, is not desirable in many applications because of the size and cost disadvantages associated with using two or more chips to provide a single memory function.  Also, it may take up to several seconds to transfer the data from the static random access memory to the Electrically Erasable Programmable Read Only Memory or Flash Memory; an excessive time under power loss conditions.  As a result, attempts have been made to combine nonvolatile and volatile memory features in a single package or silicon chip.  One approach combines a static random access memory with lithium batteries in a single module, which is called battery-backed SRAM, or BatRAM.

Our Memory Technologies

Nonvolatile random access memories combine volatile and nonvolatile memory cells on a single chip and do not require a battery.  We believe our nvSRAM products represent a significant advance over alternative products that combine volatility and nonvolatility on a single silicon chip.  We combine a static random access memory cell with an Electrically Erasable Programmable Read Only Memory cell to create a small nvSRAM cell. Our nvSRAM product has fast data access and program speeds and the static random access memory portion of the memory can be modified an unlimited number of times without wearing out.

We use an advanced implementation of SONOS technology.  SONOS technology stores electrical charge within an insulator, silicon nitride, and uses a thin tunnel oxide layer to separate the silicon nitride layer from the underlying silicon substrate.  Silicon-nitride-oxide-semiconductor technology prevents tunnel oxide rupture in the memory cell from causing an immediate loss of data.  Oxide rupture has been a major cause of failures in Flash and Electrically Erasable Programmable Read Only Memories using floating gate technology, where charge is stored on a polysilicon conductor surrounded by insulators.  To protect against these failures, many floating gate Electrically Erasable Programmable Read Only Memories have required error correction circuitry and redundant memory cells.  This increases product cost by requiring more silicon area.  Error correction and redundancy are not required for our products to protect against tunnel oxide rupture.  In addition, our product designs incorporate a special test feature that can predict data retention time for every individual memory cell based on measuring the rate of charge loss out of the silicon nitride.  Our latest 0.25-micron and 0.13-micron technologies add an additional oxide layer, forming a silicon-oxide-nitride-oxide-semiconductor stack, to support finer geometry electrical performance.

The silicon-oxide-nitride-oxide-semiconductor technology coupled with our patented nvSRAM cell allows high performance nvSRAM’s to be manufactured using complementary metal oxide semiconductor technology.  The Silicon-oxide-nitride-oxide-semiconductor technology that we use has proven to be highly reliable, as demonstrated by our product qualification results to date.

Nonvolatile Static Random Access Memories.  Our nvSRAM product family consists of nonvolatile memories that combine fast static random access memory and nonvolatile elements within each memory cell on a single silicon chip.  The static random access memory portion of the nvSRAM product is operated in the same manner as most standard static random access memory products. The static random access memory can be written to and read from an unlimited number of times.  The nonvolatile elements can be programmed, depending upon device type, by user control or automatically by transferring the static random access memory contents into the nonvolatile memory, typically on a power supply disruption.  The data stored in the nonvolatile memory can be transferred back into the static random access memory by user control or the data can be transferred automatically, typically once stable power is restored.

Our nvSRAM products have fast data access speeds of 15, 25, 35, 45 and 55 nanoseconds.  These data access speeds correspond to those of fast static random access memory and, we believe, meet the requirements of much of the fast static random access memory market.  The high-speed characteristics of our nvSRAM products allow them to be used in applications with various high performance microprocessors and digital signal processors such as those manufactured by Intel Corp.,

Texas Instruments and Freescale.  Our nvSRAM products can be used to replace static random access memories with lithium batteries and multiple chip solutions such as static random access memory plus Electrically Erasable Programmable Read Only Memory or Flash Memory.

The various combinations of density and speed allow our nvSRAM products to meet the design and performance requirements of many different types of systems.

Our newer nvSRAM products, currently implemented in our 0.25-micron and 0.13-micron product families, include, or are expected to soon include, versions that contain a Real Time Clock (RTC) function.  The RTC function (with Watchdog timer) is a commonly needed function in many embedded systems that need nvSRAM.

We finalized commercial and industrial qualification of two versions of our initial 64-kilobit nvSRAM product offering in September 1991 and April 1992, respectively.  We completed military qualification of our initial nvSRAM’s in May 1992.  We began sales into the commercial market of our initial 16-kilobit nvSRAM product family in 1992. We completed the development and product qualification of the 64-kilobit AutoStoreTM nvSRAM in 1993.  The AutoStoreTM version automatically detects power loss and transfers the data from the static random access memory cells into the Electrically Erasable Programmable Read Only Memory cells.  This device does not require instructions or intervention from the system microprocessor to notify it of the power loss.  Commercial and industrial qualification of our 256-kilobit nvSRAM occurred in 1997 and military qualification of our 256-kilobit nvSRAM was completed in the second quarter of 1998.  In 2002, we qualified our 3-volt 256-kilobit nvSRAM for use in commercial and industrial applications.  During 2003, we designed and began sampling our 1-megabit nvSRAM product for sale into commercial and industrial markets.  Qualification of our 1-megabit nvSRAM product occurred in September 2005.  We qualified our 0.8-micron family of nvSRAM products built from wafers received from Chartered’s facility #2 for sales into commercial, industrial and military markets during late 2004 and early 2005.  Our 256-kilobit nvSRAM with RTC function and 1-megabit nvSRAM with RTC function were moved into limited production in early 2006, and reached full production qualification in late 2006. Our 4-Megabit nvSRAM with x8 and x16 data bus widths were sampled to the customers beginning in third quarter of 2007.  We expect to achieve full production qualification in 2008.

Product Warranties

We presently provide a one-year limited warranty on our products.

Research and Development

Our research and development activities are centered on developing new nvRAM products, including higher density nvSRAMs and very high density nvRAMs.  We also continually work to improve yields and reduce costs on all of our qualified products.  In order to reduce costs, since late 1997 we have used outside experts for testing our products.  In addition, we have a test floor which is used for evaluation of our technologies, product design and product quality.

As described earlier, in May 2005 and March 2006 we entered into two strategic agreements with Cypress.  Our flagship 4-megabit 3-volt nvSRAM is the primary development vehicle with engineering teams from both our Company and Cypress sharing the design, development, debug, and other R&D related activities.  We received initial engineering samples in June 2007.  In February 2008, we released the final design to production and expect to have production quality samples in the June 2008 timeframe.

In May of 2006, we began an effort to identify potentially large markets currently unserved by our nonvolatile memory technology.  This effort identified that the emerging Solid State Drive (SSD) application when implemented with Multi Level Cell (MLC) Nand Flash Devices would benefit from the use of our technology.  During 2007, we  developed and produced the first engineering version of our upcoming 4Mb nvSRAM product and continued development thereafter with the goal of releasing a production version in 2008.  Also in 2007, we began developing products that may serve the SSD application.  This effort lead to research and development expenditures that are in addition to our traditional expenditures.

Our research and development expenditures for the years ended December 31, 2007, 2006 and 2005 were $8,758,000, $5,855,000 and $6,369,000, respectively.   We expect expenditures for research and development to increase over the next few years, as we expand our products to include 4 megabit and greater memory densities as well as new applications for our non-volatile memory technology.

Manufacturing and Quality Control

Our manufacturing strategy is to use subcontractors whose production capabilities meet the requirements of our product designs and technologies.  Since 1993, Chartered  Semiconductor has provided us with silicon wafers for our legacy products.  Dongbu Hitek provides silicon wafers for our 0.25-micron process to support our 1-megabit and RTC product families.  Cypress will produce wafers on their 0.13-micron process for our 4- and 8-megabit families of products.  They will manufacture in their plant in Minnesota and may, as needs arise, use other Asian foundries to which they have subcontracted the know-how to produce wafers employing the same process.

Wafer probe services are provided by Integra Technologies in the USA, and by Amkor Technology in the Philippines.  Device packaging of our nvSRAM products continues at Amkor in the Philippines, and Advanced Semiconductor Engineering Inc. in Taiwan.  Final test for our nvSRAM products continues at Integra Technologies, and at Amkor.

We successfully completed maintenance audits of our certification to the ISO9001:2000 Quality Management System for our operations in Colorado Springs and  Dresden.  Our major subcontractors also support ISO9000-2000 and ISO-14001 Environmental Control certifications.  We continue to support our Mil-Prf-38535 Appendix A quality system in support of our Standard Microcircuit Drawing (SMD) and military grade products.

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

Our products are typically used to store critical data when power is removed from the system. Often this data must be captured very quickly and we believe that the fast write time of our nvSRAM products is a significant benefit over other nonvolatile memory alternatives. Our products are used in systems that are “write intensive” such as data collection, event recording and others where we believe that the unlimited write endurance of our nvSRAM is superior to alternative nonvolatile memory solutions.

Our business is design win driven meaning that, unlike standard memory products, the nvSRAM must be incorporated into the design at the very early stage of system definition.  Once incorporated, the new design is captive to using an nvSRAM.  We have focused our sales efforts on both the number and quality of our design wins in recent years.  The revenue contribution of these new designs is expected to exceed the revenue rolloff of older designs.  Furthermore, our 1-megabit nvSRAM design wins and revenue are increasing as Simtek looks at 2008.  Also, our overall corporate average selling prices on existing products are expected to remain largely unchanged or should decline only minimally.  In addition, most of the markets we serve are projecting unit volume growth in 2008, which is expected to translate into unit volume growth for our products in those end applications.  Finally, we expect to record revenue in 2008 from the new 4 megabit product family.

For our marketing activities, we evaluate external marketing surveys and forecasts and perform internal studies based, in part, on inputs from our independent sales representatives.  Marketing decisions are also based on forecasts and inputs from our current and prospective customers.  We prepare brochures, data sheets, application notes, product collateral and product advertising with our internal marketing resources and contracted outside services.  Much of this information can be found on the Simtek website at www.simtek.com.

Some Application Areas for Simtek Products

Airborne Computers	Mass Storage Systems
Automated Parking Systems	Medical Instruments
Automated Test Equipment	Motor Controllers
Automated Teller Machines	Multi- Function Printers
Automotive Control & Monitoring Systems	POS Terminals
Broadcast Equipment	Postal Systems
Cable TV and Satellite Set Top Converter Boxes	Power Grid Management Systems Printers
Copiers	Process Control Equipment
Currency Changers	Radar and Sonar Systems
Data Monitoring and Recording Equipment	RAID Controllers
12

Down Hole Drilling Systems	Robotics
Facsimile Machines	Routers
Factory Automation Systems	Security Systems
Fluid Flow Meters	Servers
Gaming Machines	Studio Recording Equipment
GPS Navigational Systems	Telecommunications Systems
Guidance and Targeting Systems	Train Control Systems
High Performance Workstations	Utility Meters
Irrigation Systems Controllers	Weapon Control Systems
Laser Printers
LCD Projectors
Lighting Control Systems

Our 1-megabit and 4-megabit nvSRAMs are opening new applications into which our products are being designed.  These include designs into an entirely new generation of Integrated Redundant Array of Independent Disks or “RAID” controllers, other large storage systems, power metering, telecommunications, and data-communications.  For 2008, our marketing focus will be to better understand customer applications in storage, medical, industrial control, metering and other segments and then to expand to other customers and applications within those segments.  We will continue our focus on RAID and RAID controller suppliers where nvSRAM requirements in some applications are beginning to push above 1-megabit.  We will continue to work in emerging communications, automotive, and other industrial applications where nvRAM is required.

Sales and Distribution

Our strategy is to generate sales through the use of independent manufacturer’s sales representative companies and distributors supported by Simtek sales and technical personnel.  We believe this strategy provides the fastest and most cost effective way to assemble a large and professional sales force.

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

Customers and Backlog

We have shipped qualified nvSRAM products to customers directly and through distributors since our initial commercial product qualification in September 1991.  The majority of our sales are to Fortune 500 companies.  Sales by geographic area, based on customer receiving locations, for the years ended December 31, 2007, 2006, and 2005 were as follows (as a percentage of sales):

	2007	2006	2005

United States	14%	27%	26%
Europe	28%	25%	18%
Asia/Pacific	43%	39%	46%
Other	15%	9%	10%
Total	100%	100%	100%

As of December 31, 2007, our backlog for released purchase orders was approximately $4,500,000, all of which is expected to ship by June 30, 2008.  Comparatively, our backlog for released purchase orders was approximately $8,100,000 as of December 31, 2006. The backlog at December 31, 2006, included final orders for certain products manufactured by ZMD that are no longer being supported by Simtek.   Orders are generally cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and, therefore, are not necessarily a measure of future product revenue.

Competition

Our products compete on the basis of several factors, including data access speeds, programming speeds, density, data retention, reliability, programming endurance, space savings, manufacturability, ease of use and price.

Simtek’s products fall into a memory category commonly referred to as nvRAM (nonvolatile Random Access Memory).  nvRAM products that compete with our family of nvSRAM products fall into two categories.

The first category of products that compete with our nvSRAM products is products that combine static random access memories, power management devices with lithium batteries in specially adapted packages.  These products generally are less preferable than our nvSRAM products due in part to limitations caused by the life of the lithium battery when coupled with a faster static random access memory.  RoHS requirements are providing nvSRAM with a strong selling feature against anything with a chemical-filled battery. Our nvSRAM products are offered in smaller standard packages, and do not have the limitation on lifetime imposed on the static random access memory/battery backed solutions by the lithium battery.  Our nvSRAM products eliminate common problems associated with batteries such as corrosion, premature wear-out, shelf-life maintenance, inventory management and leaded content. Our nvSRAM’s can also be used for wave soldered automatic insertion circuit board assembly since they do not have the temperature limitations of lithium batteries.  However, lithium battery-backed static random access memory products are available in densities of 16-megabit and greater per package. Companies currently supplying products with lithium batteries include Maxim, ST Microelectronics and Texas Instruments.

The second category consists of ferroelectric random access memory or commonly referred to as FRAM or MRAM.  FRAM memories use a capacitor with a ferroelectric dielectric as a storage element and a specialized transistor as a selection element.  MRAM uses a magnetic film structure for programming its magnetic element. The use of ferroelectric materials for nvRAM has been researched for more than three decades but only few companies have been able to commercialize the technology. The major reason appears to be the very challenging manufacturing process.  FRAM is considered a solution in applications that require low power and slower read/write speeds where it has a competitive advantage over our nvSRAMs due to its lower cost to manufacture.  The major sources for FRAM stand alone memory components are Ramtron, OKI and Fujitsu.  While other companies such as Texas Instruments have licensed the FRAM technology from Ramtron, it is expected that Texas Instruments will embed FRAM into a more complex ASSP. MRAM is currently being supplied by Freescale.  It is now being shipped into the market and its impact and ablility to compete are still being assessed.

Based on Web Feet Research’s 2006 market survey, we estimate the Simtek nvSRAM 2006 market share was 14.1% of the total nvRAM market.   Web Feet Research’s 2007 market survey has not yet published; our best estimate ahead of that report is that our nvSRAM market share will be between 13 and 16% of the total nvRAM market for 2007.

 We are aware of other semiconductor technologies for nonvolatile memory products in R&D programs.  Each of these requires a newly developed process technology, which has processing risk, but may deliver performance characteristics superior to our technology if perfected.  Each of these processes integrates materials into the silicon processing steps that are not commonly used for semiconductor memory products today.  If successful, these products could perform the same functions in a system that our products currently perform, but may be manufactured in higher density or lower cost products.

Patents and Intellectual Property

We undertake to protect our products and technologies under the applicable intellectual property laws as well as by utilizing internal safeguards.

We believe that patents are significant in our industry, and we are seeking to build a stronger patent portfolio.  We expect that we may enter into patent license and cross-license agreements with other companies.  We own 13 patents in the United States, some of which are directed toward our nvSRAM cell.  These patents have terms that expire from 2011 to 2021.  In 2007, we filed 15 patent applications, five of which are related to very high density nvRAM solutions and the remaining patent applications directed mainly toward our traditional nvSRAM technology.  These 15 patent applications add to the 12 patent applications that we own that were filed prior to 2007 and that are pending in the United States Patent and Trademark Office.  We are looking to solidify an exclusive position for nvSRAM circuits that have lower power consumption and that store data faster than competitive products, which management believes will give us a competitive advantage.

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

Employees

As of March 24, 2008, we had 75 full-time employees and 79 total employees, worldwide.

Item 1A. Risk Factors

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

In recent years, we have experienced significant revenue growth.  In order to support that growth, we must order more silicon wafers than we have historically.  The cash required for inventory purchases, including silicon wafers, has been greater than the cash generated from sales.  Therefore, our cash requirements have been difficult to maintain.  We may need more capital in the future to develop new products and support higher revenue.  We cannot guarantee that we will be able to raise more capital on reasonable terms, if at all.  If we cannot, then we may not be able to purchase adequate amounts of inventory to support revenue growth or to develop and market new products, causing our financial position and stock price to deteriorate.

We have a history of operating losses

We began business in 1987.  Through December 31, 2007, we had accumulated losses of approximately $50.1 million.  During the period July 1, 2000 and through December 31, 2007, we realized net losses for all periods except the fourth quarter of 2006, we may experience net operating losses in the future, which could increase our need for additional capital in the future, and hurt our stock price.

We might not be able to re-gain compliance with certain covenants set forth in our loan agreement with the RENN Capital Group; if we are unable to do so, the RENN Capital Group could accelerate the $2.1 million debentures and foreclose on the collateral that we granted to it

Our loan agreement with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC, or the RENN Capital Group, formerly Renaissance Capital Group, Inc., contains various financial covenants.  As of December 31, 2007, we were not in compliance with one of the covenants set forth in the loan agreement, which relates to the interest coverage ratio.  On February 8, 2008, we received a waiver for the covenant through January 1, 2009.  However, significant variances in future actual operations from our current estimates could result in the reclassification of this note to a current liability.  If the note becomes due and we cannot pay it, RENN Capital Group may foreclose on the assets that we pledged as security for the note.  This would significantly harm our business.

If we cannot receive silicon wafers we require to manufacture our products from our vendors at the volumes or the prices we require, our revenues, earnings and stock price could suffer

We currently purchase the silicon wafers we require to build our non-volatile memory products from two vendors, Chartered Semiconductor Manufacturing Plc. of Singapore, and Dongbu in Korea, and one new vendor starting in 2007 which is Cypress. Due to the volatility of the semiconductor market, we have limited control over the pricing and availability of the wafers we require in order to build our products.  The risk of not receiving the products and pricing we need to achieve our revenue objectives has escalated.  If we are unable to obtain the products and pricing we need from these vendors, our business could suffer.

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

Our success depends on our ability to introduce new products

The semiconductor industry is characterized by rapid changes in technology and product obsolescence.  Our success in the semiconductor industry depends in part upon our ability to expand our existing product families and to develop and market new products.  The technology we currently use may be made obsolete by other competing or newly developed memory or other technologies.  The development of new semiconductor designs and technologies typically requires substantial costs for research and development.  Even if we are able to develop new products, the success of each new product depends on several factors including whether we developed a proper product and our ability to introduce it at the right time, whether the product is able to achieve acceptable production yields and whether the market accepts the new product.  We cannot guarantee that we will be successful in developing new products or whether any products that we do develop will satisfy the above factors.

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

If we fail to complete our agreement or if we fail to successfully implement products with Cypress Semiconductor, our liquidity and revenues may suffer

On May 5, 2005, we closed a production and development agreement with Cypress Semiconductor Corporation to jointly develop an “S8” 0.13-micron silicon-oxide-nitride-oxide-silicon (SONOS) nonvolatile memory production process.  The production and development agreement also calls for Cypress to produce one or more Simtek products, as designated by Simtek, using the S8 process.  We cannot assure you that we will be able to successfully develop and bring to qualified volume production products based on the S8 process or that Cypress will be able to develop embedded products contemplated to be developed using Simtek’s intellectual property.  If the development of the S8 process is delayed or fails, or if Cypress is unable to meet our production requirements, we might not be able to meet potential future orders planned to be received from our customers.  This could significantly harm our revenue and future growth potential.  We also entered into an escrow agreement pursuant to which we deposited $3 million into an escrow account in order to support and make certain payments for the S8 process and product developments.  If we fail to complete the development and production agreement, we might forfeit our rights to the escrow amount.

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

The loss of key employees could materially affect our financial results

Our success depends in large part on our ability to attract and retain qualified technical and management personnel.  There are limited personnel trained in the semiconductor industry resulting in intense competition for these personnel.  With the uncertainty of the current economy and our financial performance and competitive position, we believe we may be more likely to experience loss of key personnel than in prior periods.  If we lose any of our key personnel, this could have a material adverse affect on our ability to conduct our business and on our financial results.

Our patents may not provide us effective intellectual property protection; this could harm our business

We own 13 U.S. patents and one German patent.  We have also applied inside and outside the United States for patents on our technology.  We are not sure that any of the patents for which we have applied will be issued or, even if they are issued, that they will provide us with desired protection from competition.  We may also not have the money required to maintain or enforce our patent rights.  Notwithstanding our patents, other companies may obtain patents directed to alternate or comparable technologies.

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

If our products and technology infringe on third party patents, our product sales or gross margins may suffer

We have not determined whether our products are free from infringement of others’ patents.  If patent infringement claims are asserted against us and are upheld, we would try to modify our products so that they are non-infringing.  If we are unable to do so, we could have to obtain a license to sell those products or stop selling the products for which the claims are asserted.  We may not be able to obtain the required licenses.  Any successful infringement claim against us, our failure to obtain any required license or requirement for us to stop selling any of our products, may force us to discontinue production and shipment of these products.  This could result in reduced product sales and harm our revenues.

In 1998, we received notice of a claim for an unspecified amount from a foundation that owns approximately 180 patents and 70 pending applications.  The foundation claimed that some of the machines and processes used in the building of our semiconductor devices infringe on the foundation’s patents.  In April 1999, we reached an agreement with the foundation for us to purchase a nonexclusive license of the foundation’s patents, based on our product offerings and sales forecast at that time.  If our products or actual sales revenue vary significantly from the time of the agreement, we may be subject to additional payments.

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

Foreign currency exchange rate fluctuations may increase our costs, lower our revenues and cause loss of customers to our competitors

We purchase materials, including silicon wafers, from outside the United States.  Sales to customers located outside of the United States for the years ended December 31, 2007, 2006 and 2005 were 86%, 73%, and 74%, respectively.  We operate using United States dollars as the functional currency.  Changes in foreign currency exchange rates can reduce our revenues and increase our costs.  For example, our subcontractors may increase the prices they charge us, on a per purchase order basis, for silicon wafers if the United States dollar weakens.  Any large exchange rate fluctuation could affect our ability to compete with manufacturers who operate using foreign currencies.  We do not try to reduce our exposure to these exchange rate risks by using hedging transactions.  Although we have not had any material losses due to exchange rate fluctuations over the last three years, we cannot assure you that we will not incur significant losses in the future.

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

If our board of directors authorizes the issuance of preferred stock, holders of our common stock could be diluted and harmed

Our board of directors has the authority to issue up to 200,000 shares of preferred stock in one or more series and to establish the preferred stock’s voting powers, preferences and other rights and qualifications without any further vote or action by the shareholders.  The issuance of preferred stock by our board of directors could dilute and harm the rights of the holders of our common stock.  It could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest or otherwise by making such attempts more difficult to achieve or more costly.  Given our present capital requirements, it is possible that we could raise capital through the sale of preferred stock in the future.

Our certificate of incorporation and Delaware law may operate as anti-takeover protections and thus may discourage takeover attempts and/or depress the market price of our common stock

We have opted to be governed, in our Delaware certificate of incorporation, by Section 203 of the Delaware General Corporation Law, which provides for a three-year moratorium on certain business combination transactions with “interested stockholders” (generally, persons who beneficially own 15% or more of the corporation’s outstanding voting stock).  Although we believe that Section 203 will encourage any potential acquirer to negotiate with our board of directors, Section 203 also might have the effect of limiting the ability of a potential acquirer to make a two-tiered bid for the company in which all stockholders would not be treated equally.  In addition, Section 203 gives the board the power to reject a proposed business combination in certain circumstances, even though a potential acquirer may be offering a substantial premium for our common stock over the then-current market price.  Section 203 would also discourage certain potential acquirers who are unwilling to comply with its provisions.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent auditors.  This requirement may apply to our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent auditors is new and we may encounter problems or delays in completing the implementation of any requested improvements or remediation and receiving an attestation of our assessment by our independent auditors.  We can provide no assurance as to our, or our independent auditors’, conclusions at December 31, 2009, with respect to the effectiveness of our internal control over financial reporting.  The above factors creates a risk that our independent auditors, will not be able to conclude at December 31, 2009 that our internal controls over financial reporting are effective as required by the Sarbanes-Oxley Act.  If we cannot assess our internal control over financial reporting as effective, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, investors could lose confidence in our reported financial information and the trading price of our stock could drop.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 16,000 square feet of space in Colorado Springs, Colorado.  This space includes a product engineering test floor of approximately 3,000 square feet.  The lease is scheduled to expire on February 28, 2013.  In February 2006, we entered into a lease agreement for our facility in Dresden, Germany, pursuant to which we lease approximately 2,800 square feet.  The lease is schedule to expire on December 31, 2008.  In March 2007, we entered into a lease agreement for office space in Poway, California for use as an engineering design center, pursuant to which we lease approximately 5,000 square feet.  That lease expires in March 2011.  We do not own any real property.

Item 3. Legal Proceedings

We are not a party to any legal proceeding (including where our property is the subject of the proceeding), and we are not aware of any proceeding that a government authority is contemplating as of the date of this report.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On January 10, 2007, our Common Stock began trading on the NASDAQ Capital Market under the symbol “SMTK.”  Prior to January 10, 2007, our common stock was traded on the OTC Electronic Bulletin Board under the symbol "SMTE."

On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its outstanding common shares.  All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.

Shown below are the high and low bid information for our common stock as reported by the NASDAQ Capital Market for 2007 and OTC Electronic Bulletin Board for 2006.

	Common Stock
	High Bid	Low Bid

2006
First Quarter	4.00	2.30
Second Quarter	3.90	2.60
Third Quarter	6.10	2.60
Fourth Quarter	6.50	5.40

2007
First Quarter	5.75	5.62
Second Quarter	5.29	5.18
Third Quarter	4.05	3.85
Fourth Quarter	2.45	2.31

The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 14, 2008, we had 420 shareholders of record.  This number does not reflect shareholders who beneficially own common stock held in nominee or “street name”.

We have not paid any dividends on our common stock since inception and we do not intend to pay any dividends on our common stock in the foreseeable future.

The following table sets forth information with respect to our equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	617,050	$4.50	2,182,950
Equity compensation plans not approved by security holders	1,291,183	$5.09	-
Total	1,908,233	$4.90	2,182,950

Please see Note 6, "Stock Option Plans," to our Financial Statements included herewith.

Item 6: Selected Financial Data

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

		Years Ended December 31,
	2007	2006	2005	2004	2003

		(in thousands, except per share data)

Revenue (1)	$33,007	$30,630	$10,385	$13,092	$12,263
Gross margin	15,739	12,606	2,794	3,952	3,735
Loss from continuing Operations	(2,768)	(2,007)	(7,490)	(3,731)	(2,389)
Income (loss) from Discontinued operation	-	-	1,704	60	116
Net loss	$(2,768)	$(2,007)	$(5,786)	$(3,671)	$(2,273)
Loss per share from Continuing operations: Basic and diluted	$ (.17)	$ (.13)	$ (1.09)	$ (.64)	$ (.41)
Income per share from Discontinued operations: Basic and diluted	$ .00	$ .00	$ .25	$ .01	$ .00
Total loss per share Basic and diluted	$ (.17)	$ (.13)	$ (.84)	$ (.63)	$ (.41)
Working capital	11,858	11,828	3,591	4,122	1,610
Total assets	25,786	28,242	18,758	7,976	7,303
Total long term debt	1,620	2,220	2,760	3,000	3,000
Shareholders’ equity	18,816	19,108	11,319	1,989	2,523
Cash dividends per common Share (2)	-	-	-	-	-

(1)

Includes royalty revenue of $2,070 related to nonrefundable royalty payments received from Cypress.

(2)

We have not declared any cash dividends on our common stock and do not expect to pay such dividends in the foreseeable future.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On May 26, 2006, we issued a total of 25,000 warrants to the RENN Capital Group funds.  The warrants have a per share exercise price of $3.30 and have a five-year term.  20,000 of the warrants were issued in consideration for the RENN Capital Group funds entering into a subordination agreement with Wells Fargo which was required for us to enter into a $3,600,000 revolving credit agreement with Wells Fargo Business Credit.   The remaining 5,000 warrants were issued in consideration for the waiver letter we received from the RENN Capital Group funds for us being out of compliance with the covenants in the loan agreement at March 31, 2006.

On September 21, 2006, we completed a private placement in the amount of $4,555,000.  We issued 1,153,171 shares of our common stock and 172,981 warrants to purchase common stock.  The warrants have a per share exercise price of $5.40 and a five-year term.

On October 11, 2006 and October 20, 2006, Bluegrass Growth Fund Ltd. and Bluegrass Growth Fund LP each exercised 25,800 warrants to purchase shares of our common stock.  On October 20, 2006, C. E. Unterberg Towbin exercised 27,000 warrants to purchase shares of our common stock.  We received a total of $212,000 from these warrant exercises.

On May 9, 2007, each of the Renaissance Capital Growth & Income Fund III, Inc., Renaissance Growth Investment Trust PLC and US Special Opportunities Trust, PLC converted $200,000 of the principal amount of the 2002 7.5% convertible debentures into 90,910 shares of our common stock in lieu of us making the principal payment we were required to make beginning on July 1, 2006.

Results of Operations

General.  Simtek designs and markets high-speed, re-programmable, nonvolatile semiconductor memory products for use in a variety of systems and applications including RAID servers, industrial automation, GPS navigational systems, robotics, medical instrumentation, and networking and telecommunications equipment.  We are a fables semiconductor company, which means we outsource substantially all manufacturing processes.  We concentrate on the design and development of our nvSRAM product families and technologies and a new very high density nvRAM technology, marketing, distribution channels, and sources of supply.

We purchase all of the silicon wafers that are used to manufacture our 0.8 micron products from Chartered Semiconductor.  Sales of our products manufactured from the silicon wafers we received from Chartered accounted for approximately 70%, 66%, and 86% of our total revenue for the years ended December 31, 2007, December 31, 2006 and for December 31, 2005, respectively.

In addition to Chartered, we purchase silicon wafers from Dongbu that are used to manufacture our 0.25 micron products including the 1 megabit and 256 kilobit devices with and without real time clock.  In September 2005, we qualified our 1-megabit products for use in the commercial and industrial markets.  Sales of our 0.25 micron products accounted for approximately 21%, 13%, and 13% of our total revenue for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

As discussed previously, on December 30, 2005, we closed on the acquisition of certain assets related to ZMD’s nvSRAM product line.  This acquisition had no effect on the operating results for fiscal year 2005, as there were no operating activities related to those assets until January 2006.  During 2007 and 2006, approximately 9% and 20%, respectively, of our net revenue was from inventory purchased from ZMD.  We have converted the last of our customers from the products produced from ZMD to Simtek products produced on silicon received from Chartered or Dongbu.

Review of 2007 Operations

Total Revenue for 2007 was approximately $33,000,000.  Unit shipments for the 2007 period were essentially the same as 2006, as shipments of older lower density parts were replaced by higher density parts.  Corporate average selling prices increased as a result of higher unit shipments of 1 megabit devices. An increase in 1 megabit shipments combined with reduced product costs resulted in an increase of 11% in gross margin percentage points from product shipments in 2007 compared to 2006.  During the year ended December 31, 2007, we recognized no royalty revenue.

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

Results of Operations

Revenues

The following table sets forth our net product revenues for semiconductor devices by product markets for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Commercial	$30,479	$26,145	$8,669
High-end industrial and Military	2,528	2,415	1,617
Logic products	-	-	99
Total Revenue	$33,007	$28,560	$10,385

Revenues for the year ended December 31, 2007 as compared to 2006

Commercial revenues include revenue generated from our legacy products and from our 0.25 micron products.  Commercial revenues increased by $4,334,000 for the year ending December 31, 2007 as compared to the same period in 2006.  The increase was due to:  (i) increased shipments for our .25 micron 1 megabit products which have a much higher average selling price than lower density products; and (ii) higher average selling prices of our high volume legacy products.

High-end industrial and military product revenue had an increase of $113,000 for the year ending December 31, 2007 as compared to the same period in 2006.  We saw an approximate 26% increase in unit shipments and an approximate 21% decrease in average selling prices in this product market due to a shift in product mix.  In particular, shipments of high priced ceramic parts to certain military related customers decreased while shipments of standard industrial grade parts increased.

One distributor and two direct customers together accounted for approximately 44% of our revenue for the year ended December 31, 2007 and two distributors and one direct customer accounted for approximately 36% of our revenue for the year ended December 31, 2006.  Our customers often include Contract Manufacturers  (“CMs”), principally located in Asia, who contract with Original Equipment Manufacturers (“OEMs”) to implement our products into systems designed by the OEMs.  In many cases, we negotiate prices directly with the OEMs, but actually receive orders from, and ship parts to, the CMs.  Generally, the CMs contract with multiple OEMs.  Thus, sales to any one CM usually represents eventual implementation of our products with multiple OEMs.  Products sold to distributors are sold without material recourse.  Distributors sell our products to various end customers.  If our leading distributor were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service the various end customers through other distributors.

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

Cost of Sales and Gross Margins for the year ended December 31, 2007 as compared to 2006

We recorded cost of sales of $17,268,000 and $18,024,000 for the years ended December 31, 2007 and December 31, 2006, respectively.  Gross margin for 2007 was 48% compared to 37% in 2006.   The approximate 11 percentage point increase in gross margin reflects higher average selling prices for all of our commercial products and lower costs of our 3 volt 256 kilobit and 1 megabit devices.  Reduced product costs were primarily a result of lower wafer prices and cost improvements as a result of transferring test operations to Asia.

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

Research and Development for the year ended December 31, 2007 as compared to 2006

Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenue.  In 2007, our research and development department continued its efforts on the final development of our new nvSRAM product family in conjunction with Cypress.  This new product family is based on Cypress’ 0.13-micron “S8” process and includes memory densities up to and beyond 4-megabits.  During the years ended December 31, 2007 and December 31, 2006, we recognized expenses of $735,000 and $321,000, respectively, in connection with achievement of certain milestones under the development with Cypress, which are funded from the restricted investment account.  In addition, in 2007, we began initial development of a new product initiative to develop very high density nvRAM devices.  As part of this new initiative, we opened a design center in Poway, California.  Expenses incurred for the Poway, California office were $1,143,000 for the year ended December 31, 2007 as compared with $41,000 for the year ended December 31, 2006.

Total research and development expenses were $8,758,000 for the year ended December 31, 2007 as compared to $5,855,000 for the year ended December 31, 2006.

The increase of $2,903,000 for the year ended December 31, 2007 compared to 2006 was due to several items, including (i) $1,100,000 related to the start up costs of hiring employees, contract services and software tools required for our very high density nvRAM development effort being performed in our Poway, California office (ii) $410,000 in expenses related to the 4 megabit development with Cypress (iii) increases in equipment related costs of $310,000, (v) travel and quality assurance expenses of $150,000  and (iv) increases in payroll and related expenses of $930,000.  The increase in payroll related costs was due primarily to headcount additions in our Dresden, Germany and Colorado Springs, Colorado offices, professional and consulting fees and an increase of stock compensation expense of $180,000.  The increases in consulting fees and payroll costs were related to the 4 megabit product development of our nvSRAM and cost reduction efforts in our .25 micron product family.

We expect that investment in Research and Development will continue to increase as we complete the development of the 4 megabit product and derivative products based on that initial design. In 2008, we expect to invest approximately $3 million in the development of the very high density nvRAM initiative.

Research and Development for the year ended December 31, 2006 as compared to 2005

In 2006, our research and development department continued development of the 4 megabit product based on the 0.13 micron process with Cypress and added an engineering team in our Dresden, Germany office.  In November 2006, we qualified our 256-kilobit and 256-kilobit with real time clock built on the 0.25 micron base.  In addition, we worked to increase the yields and reduce the amount of back-end testing on our 0.25 micron 1 megabit products.

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

Sales and Marketing for the year ended December 31, 2007 as compared to 2006

Total sales and marketing expenses were $5,026,000 for the year ended December 31, 2007 as compared to $4,679,000 for the year ended December 31, 2006.

The $347,000 increase was primarily due to increases in payroll related expenses of $110,000, professional and consulting services of $108,000 and increases in travel and advertising of $200,000.  These increases were partially offset by decreases in sales commissions of $70,000 due to a shift in sales booked through independent sales representatives versus with direct accounts.  The increases in payroll related expenses, travel expenses and professional and consulting services were primarily due to changes in sales and marketing personnel.

Sales and Marketing for the year ended December 31, 2006 as compared to 2005

Total sales and marketing expenses were $4,679,000 for the year ended December 31, 2006 as compared to $1,493,000 for the year ended December 31, 2005.

The $3,186,000 increase was primarily due to $1,784,000 of amortization expense related to the non-competition agreement entered into with ZMD (see Note 10 of these Notes to Consolidated Financial Statements below).  The balance of the increase was related to increases in payroll and payroll overhead costs of $844,000, sales commissions of $410,000, stock compensation expense of $78,000 and travel expenses of $93,000.  The increases in payroll and payroll overhead costs and travel were primarily due to increased headcount and sales activity, worldwide.  The increase in sales commissions is directly related to the increased sales.

Administration for the year ended December 31, 2007 as compared to 2006

Total administration expenses were $4,689,000 for the year ended December 31, 2007 as compared to $3,861,000 for the year ended December 31, 2006.

The $828,000 increase for the year was due to increases in accounting fees of $94,000, professional and consulting services of $680,000, board costs of $100,000 and stock option expense of $525,000.  These increases were partially offset by decreases in payroll and payroll related costs of $315,000 and legal expenses of $275,000.  The increase in accounting fees of $94,000 and $400,000 of the increase in professional and consulting services were due to compliance with Section 404 of the Sarbanes-Oxley Act.  The remaining $280,000 increase in professional and consulting services was primarily related to our NASDAQ listing, investor relations activity and other corporate development activity.

Administration for the year ended December 31, 2006 as compared to 2005

Total administration expenses were $3,861,000 for the year ended December 31, 2006 as compared to $2,275,000 for the year ended December 31, 2005.

The $1,586,000 increase for the year was due to increases in accounting fees of $118,000, legal expenses of $340,000, $1,058,000 in payroll and payroll overhead costs, professional and consulting services of $258,000, stock compensation expenses of $304,000, software license of $88,000 and travel expenses of $141,000.  The increases were partially offset by $730,000 in management reorganization costs that occurred in 2005 and not in 2006.  The increase in payroll and payroll overhead costs were related to additional headcount and executive incentive compensation.  The increase in professional and consulting expenses is related to work done to evaluate new strategic and alternative markets for Simtek’s intellectual property and matters relating to corporate governance.  The increase in legal fees was related to increased legal work required for the shareholders meeting, reverse split, reincorporation into Delaware and various Securities and Exchange Commission filings.

Total Other Income (Expense) for the year ended December 31, 2007 as compared to 2006

Total other income/expense (net) increased $292,000 for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  The primary reason for the increase in other income was due to income from exchange rate variance and other income from the sale of three patents acquired several years ago but unrelated to our nvSRAM or other technologies.

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

Loss from Continuing Operations for the year ended December 31, 2007 as compared to 2006

We recorded a loss from continuing operations of $2,768,000 for the year ended December 31, 2007 as compared to a loss from continuing operations of $2,007,000 for the year ended December 31, 2006.  The increase of $761,000 in net loss for the year reflects: (i) $1,100,000 invested in the very high density RAM development; (ii) an increase of $864,000 in stock compensation expense; (iii) nearly $500,000 of expense related to initial compliance with Section 404 of the Sarbanes-Oxley Act; and (iv) the fact that we received no royalty income in 2007 (whereas we received $2,070,000 of royalty income in 2006).  The increased expenses and reduction in royalty income were partially offset by higher product revenue and significantly improved gross product margins.

Loss from Continuing Operations for the year ended December 31, 2006 as compared to 2005

We recorded a loss from continuing operations of $2,007,000 for the year ended December 31, 2006 as compared to a loss from continuing operations of $7,490,000 for the year ended December 31, 2005.  The decrease of $5,483,000 in net loss for the year was due primarily to an the increased revenue and changes in expenses discussed above.

Future Results of Operations

Our ability to be profitable will depend primarily on our ability to continue to increase revenue, reduce product costs, introduce new products and expand our customer base.  We are also dependent on the overall state of the semiconductor industry and the demand for semiconductor products by equipment manufacturers.  Over the period from 2005 though 2007, we experienced significant revenue growth.  We expect to see additional revenue growth in 2008 from our existing product families as well as from our new .13 micron based products. We expect to continue designing, developing and subcontracting the production of our memory products.  We also expect to continue to sell to existing and new customers through our normal sales and marketing channels.

In 2008, we expect to invest approximately $3,000,000 in the new very high density nvRAM development initiative.  This will have the effect of increasing operating expenses by nearly $2,000,000, which we expect to fund from cash generated by operations.

As of December 31, 2007, we had a backlog of unshipped customer orders of approximately $4,500,000, all of which we expect to ship by June 30, 2008.  Orders are generally cancelable without penalty at the option of the purchaser prior to 30 days before scheduled shipment and therefore are not necessarily a measure of future product revenue.

Liquidity and Capital Resources

Cash flows provided by operating activities for the year ended December 31, 2007 were $280,000 compared to cash flows used in operating activities for the year ended December 31, 2006 of $3,200,000, an increase of $3,480,000.  The change was primarily a result of the fact that we received no royalty income in 2007 (whereas we received $2,070,000 of royalty income in 2006); the changes in working capital described below; and, reduction of noncash expenses in 2007.  The key components of the changes in working capital items are as follows, in thousands of dollars:

	2007	2006	Change
Accounts Receivable	$ 699	$ (4,113)	$ 4,812
Inventory	1,100	(5,128)	6,228
Prepaid and Other Expenses	(649)	491	(1,140)

Cash flows used in investing activities decreased for the year ended December 31, 2007 by approximately $132,000 as compared to the same period in 2006.  The decrease was primarily the result of the cash used in 2006 for the purchase of certain assets from ZMD and an increase in payments to Cypress from the restricted investments.  This decrease was partially offset by an increase in the purchase of equipment and furniture for our facility in Poway, California and test equipment for our research and development activities.

The decrease of $6,481,000 in cash flows provided by financing activities was primarily due to the fact that in 2007 we did not raise any capital through equity financing transactions (whereas, in 2006, we raised capital through equity financing transactions).

Cash flows used in operating activities for the year ended December 31, 2006 were $3,200,000 compared to $3,902,000 in the same period in 2005, a decrease of $702,000.  The primary improvements include: (i) the reduction in the net loss from continuing operations of $5,453,000 ($2,007,000 in 2006 versus $7,490,000 in 2005); (ii) amortization of the ZMD non-compete agreement of $1,785,000; (iii) non-cash stock compensation of $542,000; (v) the amount allocated to the issuance of warrants to Cypress of $1,927,000; and, (vi) net change in allowance accounts of $746,000.  These improvements were partially offset by investment in working capital to support revenue growth.  The key components of the changes in working capital items are as follows, in thousands of dollars:

	2006	2005	Change
Accounts receivable	$ (4,113)	$ 1,011	$ (5,124)
Inventory	$ (5,128)	$ 492	$ (5,620)
Prepaid expenses	$ 491	$ (622)	$ 1,113

Cash flows used in investing activities decreased for the year ended December 31, 2006 by approximately $5,304,000 as compared to the same period in 2005.  The decrease was primarily the result of the cash used in 2005 for the purchase of certain assets from ZMD.  This decrease was partially offset by an increase in the purchase of equipment and furniture for our facility in Germany and test equipment for our research and development activities.

The decrease of $2,878,000 in cash flows provided by financing activities was primarily due to a reduction in the amount raised from equity financing transactions in 2006.

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

Short-term liquidity.

Our unrestricted cash balance at December 31, 2007 was $4,387,000.

Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses.  We expect revenues to continue to increase in 2008.  In addition, gross margins are expected to improve slightly and we expect to be cash flow positive for 2008.  Investment in research and development is also expected to increase in 2008.  We believe that the cash generated by operations plus the available credit under current credit facilities will be sufficient to fund our operations for the foreseeable future.  However, if we fail to meet our revenue targets, it may be necessary for us to raise additional capital or incur additional debt.

Long-term liquidity.

We continue to evaluate our long-term liquidity.  Our growth plans may require additional funding from outside sources.  While we have no firm plans, we are in ongoing discussions with investment banking organizations and potential investors and lenders to ensure access to funds as required.

Critical Accounting Polices and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures.  Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2006 Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.  The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances.  Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part.  We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; stock based compensation; and allowance for sales returns.

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

We record an allowance for sales returns as a net adjustment to revenue and customer accounts receivable.  The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions.  When we record the allowance, the net method reduces customer accounts receivables and gross sales.  Generally, we calculate the stock rotation portion of the allowance based upon historical credits issued for actual stock rotation returns from our distributors.  The agreements we have with certain of our distributors generally allow them to return to us up to 5% percent of their inventory every 6 months, in exchange for inventory that better meets their demands.  At times, with our approval, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program.  The actual amount of the credit issued is based on historical credits issued to distributors.  This allowance is based on approved pricing changes, inventory affected and historical data.  We believe that our processes are adequate to reasonably predict and estimate the allowance for sales returns.

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

We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.  Factors that we consider in deciding when to perform an impairment review include significant under-performance of the business in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the assets to our estimate of the related future net cash flows.  If the asset’s carrying amount is not recoverable through the related future cash flows, the asset is considered to be impaired.  The impairment is measured by the difference between the asset’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flows.

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment annually. We performed goodwill impairment testing as of December 31, 2007 and determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

     Effective January 2, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments." Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded.

We have recorded a valuation allowance for the full amount $9,227,000 for deferred tax assets, which principally relate to future utilization of net operating losses.  Future operations may change our estimate in connection with potential utilization of these assets.

Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  ("FIN 48").  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.   The interpretation is effective for fiscal years beginning after December 15, 2006. Please read Note 8 to the Consolidated Financial Statements for a discussion of FIN 48.

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated results of operations and financial condition.

On March 19, 2008,  The Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is reviewing the applicability of this Statement and will adopt this pronouncement in the first quarter of fiscal 2009 if it is applicable.

In November 2007, the EITF issued Issue No. 07-1 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this Issue on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated results of operations and financial condition.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company will adopt SFAS No. 157 as it relates to financial assets and liabilities in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated financial condition and results of operations.

Inflation

The impact of inflation on our business has not been material.

Off Balance-Sheet Arrangements

We are party to a lease agreement with Baja Properties, LLC as landlord pursuant to which we lease approximately 16,000 square feet of space in Colorado Springs, Colorado.  The lease is scheduled to expire on February 28, 2013.   Our monthly rental payment obligation is approximately $17,000.  We are party to a lease agreement with Buerohaus Elg-Florenz GmbH & Co. as landlord pursuant to which we lease approximately 1,394 square feet of space in Dresden, Germany.  The lease is scheduled to expire March 31, 2009.  Our monthly rental payment obligation is approximately $7,400.  We are party to a lease agreement with Pomerado Properties as landlord pursuant to which we lease approximately 5,000 square feet of space in Poway, California.  The lease is scheduled to expire on March 14, 2011.  Our monthly rental payment obligation is approximately $10,000.

Description of Property

We do not own any property.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2007, which are expected to have an effect on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
(in thousands)
Operating lease obligations	$1,655	$ 454	$ 955	$ 246	$ -
Other purchase obligations and Commitments	946	550	396	-	-
Long-term debt obligations	2,100	480	1,620	-	-
Total	$4,701	$ 1,484	$2,971	$ 246	$ -

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest payable on our revolving line of credit entered into with Wells Fargo Bank, National Association (“Wells Fargo”) is a fixed amount of the face value of eligible receivables they purchase from us.  As such, changes in interest rates will not affect future expenses or cash flows.

Item 8. Financial Statements and Supplementary Data

SIMTEK CORPORATION

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm

43

Consolidated Balance Sheets – December 31, 2007 and 2006

44

Consolidated Statements of Operations – For the Years Ended December 31,

2007, 2006 and 2005

45

Consolidated Statements of Changes in Shareholders’ Equity - For the Years

Ended December 31, 2007, 2006 and 2005

46

Consolidated Statements of Cash Flows – For the Years Ended December 31,

2007, 2006 and 2005

48

Notes to Consolidated Financial Statements – For the Years Ended

December 31, 2007, 2006 and 2005

50

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Simtek Corporation

We have audited the consolidated balance sheets of Simtek Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, statement of changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Simtek Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We are not engaged to examine management’s assertion about the effectiveness of Simtek Corporation’s internal control over financial reporting as of December 31, 2007 included in the accompanying, Item 9A(T)(b),  Management's Report of Internal Controls Over Financial Reporting, and, accordingly, we do not express an opinion thereon.

/s/Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado

March 24, 2008

SIMTEK CORPORATION

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value and share amounts)

ASSETS
	December 31, 2007	December 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$ 4,387	$ 4,522
Restricted investments	991	1,775
Accounts receivable - trade, net of allowance for doubtful accounts and return allowances of approximately $172 and $372	5,222	5,537
Inventory, net	5,698	6,596
Prepaid expenses and other current assets	910	312
Total current assets	17,208	18,742
EQUIPMENT AND FURNITURE, net	1,987	1,239
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS	15	54
GOODWILL	992	992
NON-COMPETITION AGREEMENT, net	5,344	7,126
OTHER ASSETS	240	89
TOTAL ASSETS	$ 25,786	$ 28,242

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 2,827	$ 3,771
Accrued expenses	943	939
Accrued vacation payable	357	229
Accrued wages	179	814
Obligation under capital leases	21	-
Line of credit	543	681
Debentures, current	480	480
Total current liabilities	5,350	6,914
DEBENTURES, NET OF CURRENT	1,620	2,220
Total liabilities	6,970	9,134

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS’ EQUITY
Preferred stock, $0.0001 par value; 200,000 shares authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares authorized, 16,516,419 and 16,515,419 shares issued and outstanding at December 31, 2007 and 16,146,679 and 16,145,679 shares issued and outstanding at December 31, 2006	2	2
Additional paid-in capital	69,453	67,173
Treasury stock, at cost; 10,000 shares	(1)	(1)
Accumulated deficit	(50,966)	(48,198)
Accumulated other comprehensive income	328	132
Total shareholders’ equity	18,816	19,108
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 25,786	$ 28,242

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except par value and share amounts)

	FOR THE YEARS ENDED
		DECEMBER 31,
	2007	2006	2005

REVENUE
Product sales, net	$33,007	$28,560	$10,385
Royalty revenue	-	2,070	-
Total revenue	33,007	30,630	10,385
Cost of sales	17,268	18,024	7,591
GROSS MARGIN	15,739	12,606	2,794

OPERATING EXPENSES
Research and development costs	8,758	5,855	6,369
Sales and marketing	5,026	4,679	1,493
General and administrative	4,689	3,861	2,275
Total operating expenses	18,473	14,395	10,137

LOSS FROM OPERATIONS	(2,734)	(1,789)	(7,343)

OTHER INCOME (EXPENSE)
Interest income	193	162	92
Interest expense	(381)	(370)	(238)
Foreign currency transaction gain (loss)	130	(3)	-
Other expense	165	26	(1)
Total other income (expense)	107	(185)	(147)

LOSS FROM CONTINUING OPERATIONS BEFORE PROVISION FOR INCOME TAXES	(2,627)	(1,974)	(7,490)

Provision for income taxes	(141)	(33)	-

LOSS FROM CONTINUING OPERATIONS	(2,768)	(2,007)	(7,490)
INCOME FROM DISCONTINUED OPERATIONS (including gain on disposal of $1,687 in 2005)	-	-	1,704

NET LOSS	$(2,768)	$(2,007)	$(5,786)
NET LOSS PER COMMON SHARE
Basic and diluted
Loss from continuing operations	$(.17)	$(.13)	$(1.09)
Income from discontinued operations	$-	$-	$.25
Total	$(.17)	$(.13)	$(.84)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
Basic and diluted	16,405,580	15,125,847	6,861,309

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 2006 AND 2005

(Amounts in thousands, except par value amounts)

                                                                                                                                                                                                                                                       ACCUMULATED

                                                                                                                                                           ADDITIONAL                                                                            OTHER                 TOTAL

                                                                                                               COMMON STOCK               PAID-IN         TREASURY     ACCUMULATED  COMPREHENSIVE  SHAREHOLDERS'

                                                                                                             SHARES   AMOUNT              CAPITAL           STOCK                   DEFICIT                  INCOME              EQUITY

BALANCES, January 1, 2005	6,288	1	42,394	(1)	(40,405)	-	1,989
Exercise of stock options	114	-	311	-	-	-	311
Equity financing May 5, 2005, net of $55 in costs	674	-	3,944	-	-	-	3,944
Issuance of stock related to Employment/separation agreements	115	-	457	-	-	-	457
Issuance of stock related to December 30, 2005 equity financing, net of $641 in costs	6,875	1	8,458	-	-	-	8,459
Asset purchase, December 30, 2005	626	-	1,882	-	-	-	1,882
Interest expense related to issuance of warrants	-	-	63	-	-	-	63
Net loss	-	-	-	-	(5,786)	-	(5,786)
BALANCES, December 31, 2005	14,692	2	57,509	(1)	(46,191)	-	11,319
Funds in transit at December 31, 2005 related to the December 30, 2005 equity financing	-	-	1,874	-	-	-	1,874
Stock-based compensation expense	-	-	542	-	-	-	542
Exercise of stock options	73	-	206	-	-	-	206
Exercise of warrants	79	-	212	-	-	-	212
Expense related to issuance of warrants	-	-	1,981	-	-	-	1,981

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in thousands, except par value amounts)

(continued)

                                                                                                                                                                                                                                                   ACCUMULATED

                                                                                                                                                  ADDITIONAL                                                                                OTHER                       TOTAL

                                                                                                      COMMON STOCK              PAID-IN             TREASURY        ACCUMULATED  COMPREHENSIVE   SHAREHOLDERS'
                                                                                                     SHARES     AMOUNT         CAPITAL               STOCK                   DEFICIT                   INCOME                     EQUITY

Issuance of stock for services provided	14	-	52	-	-	-	52
Shares of common stock purchased from dissenters	-	-	(6)	-	-	-	(6)
Conversion of debentures	136	-	300	-	-	-	300
Equity financing, September 21, 2006, net of $52 in costs	1,153	-	4,503	-	-	-	4,503
Cumulative foreign currency translation adjustments	-	-	-	-	-	132	132
Net loss	-	-	-	-	(2,007)	-	(2,007)
BALANCES, December 31, 2006	16,147	2	67,173	(1)	(48,198)	132	19,108
Stock-based compensation expense	-	-	1,406	-		-	1,406
Exercise of stock options	8	-	21	-	-	-	21
Exercise of warrants	79	-	222	-	-	-	222
Conversion of debentures	273	-	600	-	-	-	600
ESPP expense	9	-	31	-	-	-	31
Cumulative foreign currency translation adjustments	-	-	-	-	-	196	196
Net loss	-	-	-	-	(2,768)	-	(2,768)
BALANCES, December 31, 2007	16,516	$ 2	$ 69,453	$ (1)	$ (50,966)	$ 328	$ 18,816

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands, except par value and share amounts)

	FOR THE YEARS ENDED
		DECEMBER 31
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,768)	$(2,007)	$(5,786)
Income from discontinued operations	-	-	(17)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities: Depreciation and amortization	671	494	433
Loss on disposal of assets	1	-	129
Stock-based compensation expense	1,406	542	-
Issuance of common stock per separation and employment agreements and other compensation agreements	-	52	267
Expense related to issuance of warrants	-	1,927	9
Amortization of non-compete agreement	1,782	1,784	-
Gain from discontinued operations	-	-	(1,687)
Net change in allowance accounts	(596)	769	23
Deferred financing fees	57	53	16
Changes in assets and liabilities: (Increase) decrease in: Accounts receivable	699	(4,113)	1,011
Inventory	1,100	(5,128)	492
Prepaid expenses and other	(649)	491	(622)
Increase (decrease) in: Accounts payable	(970)	921	768
Accrued expenses	(453)	1,015	1,005
Customer deposits	-	-	(47)
Net cash provided by (used in) operating activities of continuing operations	280	(3,200)	(4,006)
Net cash provided by operating activities of discontinued operations	-	-	104
Net cash provided by (used in) operating activities	280	(3,200)	(3,902)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and furniture, net	(1,375)	(1,153)	(342)
Transfers from restricted cash	784	506	919
Patents	(106)	(66)	-
Proceeds from discontinued operations, net	-	-	1,868
Purchase of certain assets from ZMD	-	(116)	(8,542)
Net cash used in investing activities of continuing operations	(697)	(829)	(6,097)
Net cash used in investing activities of discontinued Operations	-	-	(36)
Net cash used in investing activities	(697)	(829)	(6,133)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on capital lease obligation	(15)	(13)	(50)
Borrowings on capital lease obligation	36	-	-
Equity financing, net	-	6,377	12,403

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	FOR THE YEARS ENDED
		DECEMBER 31
	2007	2006	2005
Transfers to restricted investment	-	-	(3,200)
Sale of common stock related to employment agreements	-	-	190
Proceeds from exercise of warrants	222	212	-
Proceeds from employee stock purchase plan	31	-	-
Shares purchased from dissenting shareholders	-	(6)	-
Exercise of stock options	21	206	311
Net cash provided by financing activities	295	6,776	9,654
Effect of exchange rate changes on cash	(13)	9	-
NET CHANGE IN CASH AND CASH EQUIVALENTS	(135)	2,756	(381)
CASH AND CASH EQUIVALENTS, beginning of period	4,522	1,766	2,147
CASH AND CASH EQUIVALENTS, end of period	$4,387	$4,522	$1,766
Cash paid for interest	$340	$331	$242
Cash paid for income taxes	$124	$1	$-
Stock issued for purchase of certain assets from ZMD	$-	$-	$1,882
Warrants issued for debt issuance cost	$-	$54	$63
Conversion of debentures	$600	$300	$-

See accompanying notes to these consolidated financial statements.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business Operations - Simtek Corporation (the "Company") designs, develops, markets and subcontracts the production of high performance nonvolatile semiconductor memory products.  The Company's operations have concentrated on the design and development of the 1-megabit, 256-kilobit, 64-kilobit, and 16-kilobit nonvolatile semiconductor memory product families and associated products and technologies as well as the development of sources of supply and distribution channels.  In 2007, the Company produced initial samples of its new 4 megabit product and began development of a new very high density nonvolatile random access memory.

Reverse Stock Split and Reincorporation – On October 5, 2006, the Company completed a 1 for 10 reverse stock split.  All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.  In addition, on October 5, 2006, the Company converted from a Colorado corporation to a Delaware corporation.  This reincorporation had no effect on the consolidated financial statements.

Liquidity - During 2007 the Company incurred a net loss of $2,768,000 and has accumulated deficits of $50,966,000 as of December 31, 2007.  The Company was also not in compliance with certain covenants related to financial ratios for its debentures throughout 2007, but was successful in obtaining waivers from the debenture holders.

The Company operates in a volatile industry, whereby its average selling prices and product costs are influenced by competitive factors.  Furthermore, the Company continues to incur significant research and development costs for product development.  These factors create pressures on sales, costs, earnings and cash flows, which will impact liquidity.

If the Company is unable to achieve sufficient cash flow in 2008 it may result in increased liquidity pressure on the Company, whereby it might be required to enter into debt or equity arrangements that may not be as otherwise favorable to the Company.

Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado, Manilla, Philipines or Dresden, Germany), including distributors.  Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectability on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and price protection in the event of changes in the Company's product prices.  The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized.  The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable.  The reserve for product returns is based on upon historical credits issued for actual stock rotation returns from the Company’s distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning.  The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer.  To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  As of December 31, 2007, substantially all of the Company's cash and cash equivalents were held by three banks, of which approximately $3,352,000 was in excess of Federally insured amounts.

Receivables and Credit Policies - Trade receivables consist of uncollateralized customer obligations due under normal trade terms, typically requiring payment within 30 to 60 days of the invoice date.   Management reviews trade receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible.

Inventory - The Company records inventory using the lower of cost (first-in, first-out) or market.  Inventories consist of (in thousands of dollars):

	December 31,
	2007	2006

Raw materials	$39	$21
Work in progress	4,447	4,603
Finished goods	1,535	2,737
	6,021	7,361
Less reserves for excess inventory	(323)	(765)
	$5,698	$6,596

Non-competition Agreement -  On December 30, 2005, the Company entered into a non-competition agreement with ZMD as part of the acquisition of ZMD’s nvSRAM product line.  The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005.  The value assigned to the non-competition agreement is being amortized on a straight line basis over its five year life.  During 2007, the Company expensed approximately $1,782,000 to sales and marketing for amortization of the non-competition agreement and will expense this same amount for each of the next three years.

Goodwill - Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets.  This amount will not be amortized, but will be reviewed for impairment on a periodic basis.  As of December 31, 2007, no impairment of value has been recorded.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation & Amortization - Equipment and furniture are recorded at cost.  Depreciation is provided over the assets' estimated useful lives of three to seven years using the straight-line and accelerated methods.  The cost and accumulated depreciation of furniture and equipment sold or otherwise disposed of are removed from the accounts and the resulting gain or loss is included in operations.  Maintenance and repairs are charged to operations as incurred and betterments are capitalized.  During the years ending December 31, 2007 and December 31, 2006, the Company incurred costs of approximately $106,000 and $70,000, respectively related to the filing of 15 new patent applications  in 2007 and 10 new patent applications in 2006 with the United States Patent and Trademark Office.  The Company will amortize the costs related to these patents over the life of the patent.

Research and Development Costs - Research and development costs are charged to operations in the period incurred.  Total research and development costs for the years ending December 31, 2007, December 31, 2006 and December 31, 2005 were $8,758,000, $5,855,000 and $6,369,000, respectively.

Advertising - The Company incurs advertising expense in connection with the marketing of its product.  Advertising costs are expensed as incurred.  Advertising expense was $87,000, $47,000 and $66,000 in 2007, 2006 and 2005, respectively.

Loss Per Share - Basic Earnings Per Share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As the Company incurred losses in 2007, 2006 and 2005, all common stock equivalents would be considered anti-dilutive.  For purposes of calculating diluted EPS, 4,951,879, 4,425,489 and 1,800,446 options and warrants for 2007, 2006 and 2005, respectively, were excluded from diluted EPS as they had an anti-dilutive effect.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.  Future actual results could differ from those estimates.  The Company's financial statements are based upon a number of significant estimates, including the allowance for doubtful accounts, technological obsolescence of inventories, the estimated useful lives selected for property and equipment, sales returns, warranty reserve, the valuation allowance on the deferred tax assets and possible impairment of goodwill.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of accounts receivable.  The Company has no significant off-balance sheet concentrations of credit risk.  Accounts receivable are typically unsecured and are derived from transactions with and from customers located worldwide.

Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the cost of assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As of December 31, 2007, the Company has incurred no such losses.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated other comprehensive income (loss) -  The functional currency for Simtek GmbH is its local currency, the Euro.  Assets and liabilities for this foreign subsidiary are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period.  Translation gains or losses are included within shareholders’ equity as part of accumulated other comprehensive income (loss).  As of December 31, 2007, the Company recorded approximately $328,000 in comprehensive income.

Principles of Consolidation -  The accompanying financial statements include the consolidation of accounts for the Company’s wholly owned subsidiary, Simtek GmbH.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Stock-Based Compensation – At December 31, 2007, the Company had three stock-based compensation plans, which are more fully described in Note 6 of these Notes to Consolidated Financial Statements below.

Prior to January 1, 2006, the Company accounted for awards granted under stock-based compensation plans using the intrinsic method of expense recognition, which follows the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  As such, compensation expense was recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price.  Under the provisions of APB 25, there was no compensation expense resulting from the issuance of stock options by the Company as the exercise price was equivalent to the fair market value at the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the twelve month periods ending December 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The stock compensation expense related to all stock-based compensation plans for the years ended December 31, 2007 and 2006 was $1,406,000 and $542,000, respectively.  The Company did not recognize a tax benefit from the stock compensation expense because the Company considers it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

The Company granted nonqualified stock options at an exercise price equal to the fair market value of the Company’s common stock on the grant date.  The Company applies the Black-Scholes valuation method to compute the estimated fair value of the stock options and recognizes compensation expense, net of estimated forfeitures on a straight-line basis so that the award is fully expensed at the vesting date.  For shares issued under the Employee Stock Purchase Plan, the expense is recognized as of the date of grant, pursuant to SFAS 123(R).

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustments to liabilities or shareholders’ equity.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. Under FIN 48, the benefit of an uncertain tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  As of December 31, 2007, the Company has not recorded any such liability.

The Company files consolidated income tax returns in the U.S. federal jurisdiction, several state jurisdictions and the Federal Republic of Germany. The Company is not aware of any jurisdictions where they would be subject to U.S. federal or state income tax examinations by tax authorities for years before 2004.

 Our policy is that we recognize interest and penalties accrued on any uncertain tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any uncertain tax benefits, nor was any interest expense recognized during the year.

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

The Company’s subsidiary located in Dresden, Germany is required to pay various forms of taxes including income and corporate taxes to its German taxation authority.  The estimated liability for these taxes was $141,000 and $33,000 at December 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes  ("FIN 48").  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.   The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions.   The interpretation is effective for fiscal years beginning after December 15, 2006. Please read Note 8 to the Consolidated Financial Statements for a discussion of FIN 48.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquired contingencies, transaction costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51" ("SFAS No. 160"), which establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary, changes in a parent's ownership interest in a subsidiary and the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this pronouncement on its consolidated results of operations and financial condition.

On March 19, 2008,  The Financial Accounting Standards Board issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We are reviewing the applicability of this Statement and will adopt this pronouncement in the first quarter of fiscal 2009 if it is applicable.

In November 2007, the EITF issued Issue No. 07-1 “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property” (“EITF 07-1”). EITF 07-1 is focused on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure questions.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008. The Company will adopt this pronouncement in the first quarter of fiscal 2009 and is currently evaluating the potential impact of this Issue on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits entities to choose to measure eligible financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt this pronouncement in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated results of operations and financial condition.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB deferred the effective date of SFAS No. 157 for one year as it relates to non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The Company will adopt SFAS No. 157 as it relates to financial assets and liabilities in the first quarter of fiscal 2008 and is currently evaluating the potential impact of the pronouncement on its consolidated financial condition and results of operations.

2.

EQUIPMENT AND FURNITURE:

Equipment and furniture at December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
(in thousands of dollars)
Leased equipment under capital leases	$36	$-
Research and development equipment	2,954	2,399
Computer equipment and software	2,997	2,452
Office furniture	136	69
Other equipment	448	232
	6,571	5,152
Less accumulated depreciation and amortization	(4,584)	(3,913)
	$1,987	$1,239

The cost of equipment and furniture acquired for research and development activities that has alternative future use is capitalized and depreciated over its estimated useful life.

Depreciation and amortization expense of $671,000, $494,000 and $433,000 was charged to operations for the years ended December 31, 2007, 2006 and 2005, respectively.  Included in the amortization expense for 2007 and 2005 was $1,000 and $91,000, respectively, of amortization of software and research and development equipment under capital leases.  During 2006, there was no amortization expense related to software and research and development equipment under capital leases, as those leases terminated in 2005.

3.

CONVERTIBLE DEBENTURES:

On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC.  RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company’s directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate.  Each fund equally invested $1,000,000.  The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock.  The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002.  At December 31, 2007, the Company was not in compliance with one of the covenants set forth

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in the loan agreement.  This covenant relates to the interest coverage ratio.  On February 8, 2008, the Company received a waiver for the covenant through January 1, 2009.  However, significant variances in future actual operations from the Company’s current estimates could result in the reclassification of this note to current liabilities.  The Convertible Debentures allows for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12.  This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share.  Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share.   At December 31, 2007, based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 318,182 shares upon conversion (assuming conversion of $700,000).

On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount, see Note 6 Shareholders’ Equity for additional information.  On May 9, 2007 and July 24, 2006, each of the debenture holders converted $200,000 and $100,000, respectively, of the principal amount into 90,910 and 45,455, respectively, shares of the Company’s common stock in lieu of the Company making the principal payments it was required to make commencing on July 1, 2006.

4.

NOTES PAYABLE:

On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo.  Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable.  The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement).  To secure the Company’s obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company’s property.  The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days’ written notice.  As of December 31, 2007, the Company had financed receivables with Wells Fargo for approximately $543,000.

5.           COMMITMENTS:

Offices Leases - The Company leases office space in Colorado Springs, Colorado; Poway, California; and Simtek GMBH leases office space in Dresden, Germany under leases which expire on February 28, 2013, March 14, 2011 and March 31, 2009, respectively.  Combined monthly lease payments are approximately $35,000.

The Company also has various fixed term license agreements for computer software design tools.

Future lease payments under the noncancellable equipment, software design tool license agreements and office leases described above are as follows:

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ending December 31,	(in thousands)
2008	$1,121
2009	759
2010	515
2011	233
2012 & After	247
$2,875

Total expenses for office rent, equipment lease and software design tool license agreements totaled $1,324,000, $884,000 and $732,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Employment Agreements - Mr. Blomquist is employed as President and Chief Executive Officer pursuant to an employment arrangement with the Company.  The Company is currently in the process of documenting an employment agreement with Mr. Blomquist.  The employment arrangement currently provides as set forth below.  Mr. Blomquist receives an annual salary of $325,000 and such additional benefits that are generally provided other employees.  Mr. Blomquist will be eligible to receive a yearly cash bonus, based on performance, of up to 100% of his salary.  In addition, Mr. Blomquist will receive a yearly bonus of options to purchase between 10,000 and 40,000 shares of the Company’s common stock; the exact amount will be based on performance.  Upon beginning employment, Mr. Blomquist received options to purchase 250,000 shares of the Company’s common stock and a $50,000 cash bonus.  Within four months of beginning employment, Mr. Blomquist was required to purchase 20,000 shares of common stock from the Company.  For each share of common stock Mr. Blomquist purchased from the Company within six months of beginning employment, including the 20,000 shares he was required to purchase, the Company granted him an additional share.  Mr. Blomquist purchased a total of 47,500 shares and the Company granted him 47,500 matching shares.  The Company recorded a total expense of $190,350 for the matching shares, the expense has been included in general and administrative expenses during the year ended December 31, 2005.  Upon termination, Mr. Blomquist will be restricted from competing against the Company for a period of 18 months.  If Mr. Blomquist is terminated by the Company without cause, all of Mr. Blomquist’s unvested stock options will immediately vest and he will be reimbursed for out of pocket expenses incurred in moving his family to California.  He may also be entitled to receive between zero dollars, on the one hand, and his base salary, benefits, and cash and stock bonuses for 18 months on the other hand.  If Mr. Blomquist terminates employment due to a breach by the Company or as a result of constructive termination relating to a change of control of the Company, all of Mr. Blomquist’s unvested stock options will immediately vest and he will continue to receive his base salary, benefits and cash and stock bonuses for 18 months.

6.

SHAREHOLERS’ EQUITY:

On October 5, 2006, Simtek completed a 1 for 10 reverse stock split of all of its outstanding common shares.  All share and per share amounts have been restated to reflect the effect of the reverse stock split as if it had occurred as of the balance sheet date or as of the beginning of each fiscal period presented.

On September 21, 2006, the Company raised gross proceeds of $4,555,000 in a private placement.  The Company issued 1,153,171 shares of its common stock at a per share price of $3.95 and 172,981 warrants to purchase common stock.  The warrants have a per share exercise price of $5.40 and a five-year term. The Company used the proceeds for general working capital purposes.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom, and embedded nvSRAM products.  Cypress agreed to pay to Simtek royalties across all products they develop and sell which include intellectual property licensed from Simtek.  The Company agreed to license from Cypress certain of their intellectual property for use in the Company’s design efforts.  The Company agreed with Cypress to co-develop certain nvSRAM products and Cypress agreed to pay the Company $4 million in nonrefundable prepaid royalties, $2 million of which was received at the time the contract was executed.  On June 30, 2006, the Company received the second installment of $1 million in prepaid royalties and the remaining $1 million was paid on December 18, 2006.  In addition, the Company agreed with Cypress to work together to develop new products and processes.  As part of the agreement, the Company issued to Cypress, warrants to acquire 2 million shares of the Company’s common stock for $7.50 per share.  The warrants have a ten year life.  The Company allocated $1,930,000 of the $4 million prepayment to the value of the warrants issued.  The value was determined using the Black Scholes option-pricing model.

On December 30, 2005, the Company closed the sale of 6,875,000 shares of its common stock for an aggregate purchase price of $11,000,000, pursuant to the terms of the Securities Purchase Agreement dated as of December 30, 2005, among Simtek and Crestview Capital Master LLC, as lead investor, Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC, US Special Opportunities Trust PLC, SF Capital Partners Ltd., Straus Partners, LP, Straus GEPT Partners, LP and various other individual and institutional investors.  The Company used the majority of the proceeds of this offering to fund the ZMD Asset Acquisition.  The Company also executed a registration rights agreement with the purchasers, pursuant to which the Company has agreed to register under the Securities Act the resale by the purchasers of the shares issued to them.  The registration rights agreements contain cash penalties equal to 2% per month beginning in May 2006 in the event the Company fails to maintain an effective registration statement with the Securities and Exchange Commission.  As of December 31, 2007, the Company has been in compliance with the requirements of the registration rights agreement.    At December 31, 2005 there was an outstanding subscription in the amount of $1,900,000 related to the transaction.  This amount plus $641,000 of transaction related costs have been deducted from the total amount of the transaction.  The $1,900,000 was received by the Company on January 3, 2006.

On December 30, 2005, the Company issued 626,072 shares of its common stock to ZMD, at a stated value of $2 million, based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005.  For accounting and financial reporting purposes, the shares issued to ZMD were valued at $3.00 per share, pursuant to Emerging Issues Task Force 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, resulting in an accounting value of $1,882,000.  The Company also executed a registration rights agreement with ZMD, pursuant to which it has agreed to register under the Securities Act the resale by ZMD of the shares issued to them.

On May 5, 2005, the Company closed a Share Purchase Agreement for a $4 million private placement of 674,082 shares of its common stock with Cypress and a Development and Production Agreement with Cypress to jointly develop a 0.13-micron Silicon-Oxide-Nitride-Oxide-Silicon (SONOS) nonvolatile memory process.  The Company and Cypress entered into an Escrow Agreement with Cypress pursuant to which the Company deposited $3 million into an escrow account in order to support and make certain payments for the 0.13-micron process and product developments. As of December 31, 2007, $991,000 remained in the escrow account.    Cypress also received a warrant to purchase 505,562 shares of our common stock at $7.772 per share with a term of 10 years.  We have granted to Cypress certain registration rights with respect to the shares issued under the Share Purchase Agreement and the shares issuable upon exercise of the warrant.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount 7.5% convertible debentures issued by the Company in 2002.  The original terms of the debentures required the Company to make monthly principal payments of $10 per $1,000 of the then remaining principal amount, beginning on June 28, 2005.  The Company is still required to make interest payments.  Under the terms of the waiver, monthly principal payments of $13.33 per $1,000 of the then remaining outstanding principal amount commenced on July 1, 2006.  The final maturity date remains as June 28, 2009.  As consideration for the extension, the Company has issued to the debenture holders warrants to purchase 20,000 shares of Simtek common stock at $5.00 per share, a premium to the market price on the date of the waiver. The Company estimated the value of the warrants at the time of grant, using the Black Scholes option-pricing model, to be approximately $62,000.  The Company recognized $16,000 as additional interest expense for the period ending December 31, 2007.  See Note 3 Convertible Debentures for additional information.

On May 10, 2006, the Company received a waiver letter from the debenture holders, which was issued to the Company due to the Company not being in compliance with two of the covenants defined in the loan agreement.  As consideration for the waiver letter, the Company has issued to the debenture holders warrants to purchase 5,000 shares of Simtek common stock at $3.30 per share. The Company estimated the value of the warrants at the time of grant, using the Black-Scholes option-pricing model, to be approximately $11,000.  The Company recognized $4,000 as additional interest expense for the period ending December 31, 2007.

In May 2006, the Company entered into a $3,600,000 revolving credit agreement with Wells Fargo Business Credit.  As part of this credit agreement the debenture holders were required to enter into a subordination agreement with Wells Fargo.  As consideration for the subordination agreement, the Company has issued to the debenture holders warrants to purchase 20,000 shares of Simtek common stock at $3.30 per share. The Company estimated the value of the warrants at the time of grant, using the Black-Scholes option-pricing model, to be approximately $43,000.  The Company recognized $21,000 as additional interest expense for the period ending December 31, 2007.

On May 26, 2006, the Company issued to the following individuals, who are directors of Simtek, as compensation for serving as directors of Simtek under Simtek’s standard compensation arrangement for directors, the following amounts of shares of Simtek common stock: Robert Keeley (3,376); Alfred Stein (3,376); Ronald Sartore (3,376); Robert Pearson (3,376); and Harold Blomquist (371).  The expense for these shares was recorded at the time the compensation was earned by the directors.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants - A summary of the warrants outstanding as of December 31, 2007, is as follows:

Warrant Holder	Description	Issue Date	# of Warrants Outstanding	Expiration Date	Per Warrant Exercise Price	Extended Value of Warrants
US Special Opportunities Trust Plc.	Warrants	11/7/2003	12,500	11/7/2008	$12.50	$ 156,250
US Special Opportunities Trust Plc.	Warrants	11/7/2003	12,500	11/7/2008	$15.00	$ 187,500
Renaissance US Growth InvestmentTrust Plc.	Warrants	11/7/2003	12,500	11/7/2008	$12.50	$ 156,250
Renaissance US Growth Investment Trust Plc. I	Warrants	11/7/2003	12,500	11/7/2008	$15.00	$ 187,500
Renaissance Capital Growth & Income Fund III	Warrants	11/7/2003	12,500	11/7/2008	$12.50	$ 156,250
Renaissance Capital Growth & Income Fund III	Warrants	11/7/2003	12,500	11/7/2008	$15.00	$ 187,500
SF Capital Partners Ltd.	Warrants	10/12/2004	206,399	10/12/2009	$ 2.65	$ 546,957
Merriman Curhan Ford & Co.	Warrants	10/12/2004	38,700	10/12/2009	$ 6.27	$ 242,649
Cypress Semiconductor	Warrants	5/5/2005	505,562	5/5/2015	$7.772	$ 3,929,228
US Special Opportunities Trust Plc.	Warrants	6/28/2005	6,667	6/28/2010	$ 5.00	$ 33,335
Renaissance US Growth Investment Trust Plc.	Warrants	6/28/2005	6,667	6/28/2010	$ 5.00	$ 33,335
Renaissance Capital Growth & Income Fund III	Warrants	6/28/2005	6,667	6/28/2010	$ 5.00	$ 33,335
Cypress Semiconductor	Warrants	3/24/2006	1,000,000	3/24/2016	$ 7.50	$ 7,500,000
Renaissance Capital Growth & Income Fund III Fund III	Warrants	5/26/2006	6,871	5/26/2011	$ 3.30	$ 22,674
Renaissance US Growth Investment Trust Plc.	Warrants	5/26/2006	6,871	5/26/2011	$ 3.30	$ 22,674
US Special Opportunities Trust Plc.	Warrants	5/26/2006	6,260	5/26/2011	$ 3.30	$ 20,658
Renaissance Capital Growth & Income Fund III	Warrants	5/26/2006	1,718	5/26/2011	$ 3.30	$ 5,669
Renaissance US Growth Investment Trust Plc.	Warrants	5/26/2006	1,718	5/26/2011	$ 3.30	$ 5,669
US Special Opportunities Trust Plc.	Warrants	5/26/2006	1,565	5/26/2011	$ 3.30	$ 5,165
Cypress Semiconductor	Warrants	6/30/2006	500,000	6/30/2016	$ 7.50	$ 3,750,000
Premier RENN US Emerging Growth Fund Ltd.	Warrants	9/21/2006	18,988	9/20/2011	$ 5.40	$ 102,535
US Special Opportunities Trust Plc.	Warrants	9/21/2006	18,988	9/20/2019/20.2011	$ 5.40	$ 102,535
Renaissance US Growth Investment Trust Plc.	Warrants	9/21/2006	18,988	9/20/2011	$ 5.40	$ 102,535
Renaissance Capital Growth & Income Fund III	Warrants	9/21/2006	18,988	9/20/2011	$ 5.40	$ 102,535

			61
SIMTEK CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Crestview Capital Master LLC	Warrants	9/21/2006	32,279	9/20/2019/20/2011	$ 5.40	$ 174,307
Big Bend XXVII Investments, L.P.	Warrants	9/21/2006	15,190	9/20/2019/20/2011	$ 5.40	$ 82,026
SF Capital Partners Ltd.	Warrants	9/21/2006	7,595	9/20/2019/20/2011	$ 5.40	$ 41,013
Straus GEPT Partners, LP	Warrants	9/21/2006	7,595	9/20/2019/20/2011	$ 5.40	$ 41,013
Straus Partners, LP	Warrants	9/21/2006	7,595	9/20/2019/20/2011	$ 5.40	$ 41,013
A. J. Stein Family Trust	Warrants	9/21/2006	3,798	9/20/2019/20/2011	$ 5.40	$ 20,509
A. J. Stein Family Partnership	Warrants	9/21/2006	3,798	9/20/2019/20/2011	$ 5.40	$ 20,509
Brian Stein	Warrants	9/21/2006	3,798	9/20/2019/20/2011	$ 5.40	$ 20,509
Toni Stein	Warrants	9/21/2006	1,899	9/20/2019/20/2011	$ 5.40	$ 10,255
Steven Hayes	Warrants	9/21/2006	7,595	9/20/2019/20/2011	$ 5.40	$ 41,013
Brian Alleman	Warrants	9/21/2006	4,747	9/20/2019/20/2011	$ 5.40	$ 25,634
John Christopher McComb	Warrants	9/21/2006	1,140	9/20/2019/20/2011	$ 5.40	$ 6,156
Cypress Semiconductor	Warrants	12/18/2006	500,000	12/18/20112/18/2016	$ 7.50	$ 3,750,000
Total Warrants			3,043,646			$21,866,695

Stock Option Plans

Equity Incentive Plan.

At the annual meeting of stockholders on June 14, 2007, the Company’s shareholders approved a new Equity Incentive Plan (the “2007 EIP”) that authorizes 2,800,000 shares that may be granted under either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”), nonqualified stock options, restricted stock awards or other stock grants.  The 2007 EIP became effective on June 15, 2007.  With the approval of the 2007 EIP, the Company does not intend to grant further options under the Non-Qualified Stock Option Plan described below; however, options outstanding under that plan remain outstanding until they are exercised or expire by their terms.  The 2007 EIP provides that the maximum number of shares with respect to which an individual can receive a grant of options in a calendar year is 500,000 shares.  Options may be granted to key employees, consultants, and non-employee directors.  The 2007 EIP provides that an individual can receive grants of both incentive options and nonqualified options.  However, only employees may be granted incentive options.  The minimum exercise price for options is 100% of the fair market value of the Company’s stock on the date of grant and a maximum term of 10 years.  Generally, upon termination of employment or service, options expire three months after termination.  Incentive options granted to an employee who holds more than 10% of the Company’s stock must have an exercise price of at least 110% of the fair market value of the Company’s stock on the date of grant and a maximum term of no more than 5 years.

The Compensation Committee (the “Committee”) of the Board of Directors administers the 2007 EIP with respect to grants to employees, consultants and non-employee directors.  With respect to grants to officers and directors, the Committee is constituted in a manner that satisfies applicable laws and regulations, including Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended, and Code section 162(m).  The 2007 EIP also provides that the full board of directors can perform any function of the Committee, subject to the requirements of the NASDAQ rules and Code section 162(m).  The Committee has the authority to delegate to specified officers of the Company the grants of stock options and other awards to specified employees of the Company, and the Committee has delegated such grant-making authority.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each option granted under the 2007 EIP is evidenced by a written stock option agreement.  Each option holder shall become vested in the shares underlying the option in such installments and over such period or periods of time, if any, or upon such events, as are determined by the Committee in its discretion and set forth in the option agreement.   As of December 31, 2007, 617,050 non-qualified stock options had been granted under the 2007 EIP.  All options granted under the 2007 EIP during 2007 will expire seven years from the grant date.  Vesting of the options is as follows:

•

If an officer or employee has been employed for 12 months or more, stock options will vest over 48 months at 1/48th per month, and vesting will begin immediately at 1/48th per month for the four year period.

•

If an officer or employee has been employed for less than 12 months, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will be caught up at 1/48th per month for each month since the option grant and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

•

If an officer or employee is a new hire, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will receive 12/48th of the vesting and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

•

All options granted to outside directors of the Company will be 100% vested after six months from the grant date.

The Committee may grant a participant a number of shares of restricted stock as determined by the Committee in its sole discretion.  Grants of restricted stock may be subject to such restrictions, including for example, continuous employment with the Company for a stated period of time or the attainment of performance goals and objectives, as determined by the Committee in its sole discretion.  The restrictions may vary among awards and participants.  As of December 31, 2007, no grants of restricted stock awards had occurred.

From time to time, in its sole discretion, the Committee may grant awards under the 2007 EIP in connection with one or more incentive compensation arrangements under which participants may acquire shares of common stock by purchase, grant, or otherwise.  All such awards are subject to the terms of the 2007 EIP.  As of December 31, 2007, no other stock awards occurred.

Employee Stock Purchase Plan.

On July 1, 2007, the Simtek Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the shareholders at the annual meeting on June 14, 2007, became effective.  Under the ESPP, a broad-based group of employees can have payroll deductions of up to 10% of their pay used to purchase shares of the Company’s stock on a quarterly basis.  However, employees whose customary employment is for less than 20 hours per week or for less than 5 months per calendar year and employees who own more than 5% of the Company’s stock are not eligible to participate.  There are 500,000 shares authorized for issuance under the ESPP.  The purchase price for the stock is the lesser of (1) 85% of the fair market value of the Company’s stock on the first day of the calendar quarter or (2) 85% of the fair market value

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Company’s stock on the last day of the calendar quarter.  Employees can enroll in the ESPP as of the first day of a calendar quarter.  On the first trading day after the end of the calendar quarter, shares are purchased with the payroll deductions accumulated during the calendar quarter.  Upon termination of employment, the employee’s participation in the ESPP will cease and amounts accumulated since the beginning of the calendar quarter and not used to purchase common stock will be refunded to the employee without interest.  As of December 31, 2007, 14 employees had enrolled in the ESPP.  For the year ended December 31, 2007, 8,986 shares of common stock were issued pursuant to the ESPP.

Non-Qualified Stock Option Plan.

Through June 13, 2007, the Company granted options under the 1994 Non-Qualified Stock Option Plan (the “1994 Plan”).  The 1994 Plan authorized 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants.  The plan permitted the issuance of non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant.  The maximum term of options granted under the plan was 10 years and options granted to employees expire 90 days after the termination of employment.  In 2004, the Non-Qualified Stock Option Plan was extended for 10 more years.  No further options have been granted under the 1994 Plan since the 2007 EIP became effective, and the Company does not intend to issue any more options under the 1994 Plan in the future.  All terms and conditions of the options granted under the 1994 Plan will remain the same.  All options granted prior to March 24, 2006, began vesting after six months after the date of grant, and will become fully vested after three years and expire seven years from date of grant.  On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

•

If an officer or employee has been employed for 12 months or more, stock options will vest over 48 months at 1/48th per month, and vesting will begin immediately at 1/48th per month for the four year period.

•

If an officer or employee has been employed for less than 12 months, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will be caught up at 1/48th per month for each month since the option grant and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

•

If an officer or employee is a new hire, no vesting will occur until the officer or employee has been employed for 12 months at which time the officer or employee will receive 12/48th of the vesting and then the options will continue to vest at 1/48th per month for the remaining portion of the four year period.

•

All options granted to outside directors of the Company will be 100% vested after six months from the grant date.

•

All options will expire seven years from date of grant.

The following table summarizes the effects of the share-based compensation resulting from the application of SFAS No. 123 (R) to options granted and outstanding under the 1994 Plan, the 2007 EIP and the Employee Stock Purchase Plan.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Statement Classifications

	December 31,
	2007	2006
(in thousands of dollars)
Research and development	$345	$160
Sales and marketing	167	78
General and administration	894	304

Total	$1,406	$542

As of December 31, 2007, there was approximately $2.8 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company’s employees and directors, which will be recognized through December 31, 2011.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

The following table sets forth the pro forma amounts of net loss and net loss per share for the years ended December 31, 2005 that would have resulted if we had accounted for the stock option plans under the fair value recognition provisions of SFAS 123R.

December 31, 2005
(in thousands, except per share amounts)
Net loss as reported	$ (5,786)
Add: Stock based compensation included in reported	-
Net loss	(5,786)
Deduct: Fair value of stock based compensation	(1,294)
Pro forma net loss	$ (7,080)
Net loss as reported – basic and diluted	$ (.84)
Pro forma net loss – basic and diluted	$ (1.03)

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options outstanding and changes during the twelve months ended December 31, 2007:

	Outstanding Options

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2007	1,302,593	$5.24
Granted	707,050	4.67
Exercised	(8,777)	(2.44)		$ 19(1)
Cancelled or forfeited	(92,633)	(8.17)
Options outstanding at December 31, 2007	1,908,233	$4.90	4.347

Options exercisable at December 31, 2007	877,980	$5.41	4.347	$ 23 (2)

1

Represents the difference between the exercise price and the value of Simtek stock at the time of exercise.

2

Represents the difference between the market value as of December 31, 2007 and the exercise price of the shares.  The market value as of December 31, 2007 was $2.32 as reported by the NASDAQ Stock Market.

Stock options outstanding and currently exercisable at December 31, 2007 are as follows:

Outstanding	Exercisable
Weighted Average

Exercise Price	Number Outstanding	Remaining Contractual Life in Months	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.60-$3.50	346,179	47	$2.96	195,904	$2.80
$3.60-$4.85	917,011	65	$4.39	184,880	$4.14
$5.00-$6.00	364,888	56	$5.58	232,265	$5.44
$6.20-$9.00	208,913	46	$6.59	193,689	$6.59
$11.60-$15.30	71,242	39	$12.54	71,242	$12.54
	1,908,233			877,980

For grants issued during 2007, the fair value for stock options was estimated at the date of grant using the Black-Scholes option pricing model, which requires management to make certain assumptions.  Expected volatility was based on the historical volatility of the Company’s stock over the past 5 years.  The Company based the risk-free interest rate that was used in the option valuation mode on U.S. Treasury notes.  The Company does not anticipate paying cash dividends in the foreseeable future and therefore use an expected dividend yield of 0%.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted in 2007, 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following:

		December 31,
	2007	2006	2005

Expected volatility	78.27%	79.81%	84.30%
Risk-free interest rate	4.39%	5.11%	3.80%
Expected dividends	-	-	-
Expected terms (in years)	5.00	4.87	4.0

Cash received from option exercises for the year ended December 31, 2007 was $21,000.  The option exercises provide a tax deduction of approximately $12,000.  This tax benefit will be charged to “paid-in capital” when, and if, the tax deduction is utilized prior to expiration.

Modifications of Stock Options Granted

In May 2005, the Company accelerated vesting of certain unvested and out-of-the-money stock options previously awarded to employees and officers.  Because the price of the Company’s common stock was $5.70 on the day of acceleration, the options, which were exercisable at $6.20 and above, had no economic value on the date of acceleration.  As a result of the acceleration, options to purchase approximately 170,000 shares of Simtek common stock became exercisable.  Options held by non-employee directors were excluded from the vesting acceleration.

Other - Preferred Stock may be issued in such series and preferences as determined by the Board of Directors.

7.        SIGNIFICANT CONCENTRATION OF CREDIT RISK, MAJOR CUSTOMERS, AND

               OTHER RISKS AND UNCERTAINITIES:

Sales by location (based on ship to location) for the years ended December 31, 2007, 2006 and 2005 were as follows (as a percentage of sales):

	2007	2006	2005
United States	14%	27%	26%
Europe	28%	25%	18%
Far East	43%	39%	46%
Other	15%_	9%_	10%_
Total	100%	100%	100%

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales from the Company’s military products accounted for approximately 8%, 8% and 15% of total sales for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales to unaffiliated customers which represent 10% or more of the Company's sales for the years ended December 31, 2007, 2006 and 2005 were as follows (as a percentage of sales) :

Customer	2007	2006	2005
A	4%	10%	12%
B	17%	14%	17%
C	27%	12%	6%

At December 31, 2007, the Company had gross accounts receivable totaling $2,273,000 due from the above three customers.

In 2007, 2006 and 2005, the Company purchased all of its silicon wafers, based on 0.8 micron technology from a single supplier, Chartered.  Approximately 70%, 66% and 86% of the Company's net revenue for 2007, 2006 and 2005, respectively, were from finished units produced from these wafers.

In 2007, 2006 and 2005, the Company purchased all of its silicon wafers, based on 0.25 micron technology from a single supplier, Dongbu.  Approximately 21%, 13% and 13% of the Company’s net revenue for 2007, 2006 and 2005, respectively, were from finished units produced from these wafers.

In addition, approximately 9% and 20% of the Company’s net revenue was from finished units purchased from ZMD for 2007 and 2006, respectively.

8.       TAXES:

Deferred taxes result from temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  The components of deferred taxes are as follows:

	Deferred Tax Assets (Liability) (in thousands)
	2007	2006
Current:
Allowance for doubtful accounts	$ 6	$ 9
Reserves	294	381
Accrued expenses	284	288
Net current deferred tax before valuation allowance	584	678
Valuation allowance	(584)	(678)
Total current deferred tax	$ -	$ -

Non-Current:
Net operating losses	$ 6,917	$ 6,456
Property and equipment	27	54
Tax credit	11	11
Intangibles	1,599	1,418
FAS 123R Accrual – Nonqualified Stock Options	673	201
Net non-current deferred tax asset before valuation allowance	9,227	8,140
Valuation allowance	(9,227)	(8,140)
Total non-current deferred tax asset	$ -	$ -

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net current and non-current deferred tax assets have a 100% valuation allowance resulting from the inability to predict sufficient future taxable income to utilize the assets. The valuation allowance for 2007 increased by approximately $993,000 and decreased  by $7,897,000 in 2006.  The primary reason for the decrease in 2006 relates to the expiration of net operating losses and the Company's assessment regarding the effects of section 382 discussed below.

At the end of 2005, the Company underwent a change of ownership, for US federal income tax purposes, which has the effect of limiting the Company's ability to utilize its net operating losses in the future.  As a result, approximately $10 million of net operating losses will expire and not be utilized and, therefore, the Company has not included this in the calculation of its deferred tax asset.  Excluding the $10 million that will expire, the Company has approximately $18.6 million of available net operating loss carryforwards that may be utilized in the future and which begin to expire from 2008 to 2027.

As a result of certain non-qualified stock options which have been exercised, approximately $4.5 million of the net operating loss carryforward will be charged to "paid-in capital," when, and if, the losses are utilized.

Total income tax expense for 2007, 2006 and 2005 differed from the amounts computed by applying the U.S. Federal statutory tax rates to the pre-tax loss as follows:

	2007	2006	2005

Statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal income tax benefit	(3.1)%	(3.1)%	(3.3)%
Increase (reduction) in valuation allowance related to net operating loss carryforwards and change in temporary differences	41.5%	37.1%	37.3%
Non-Deductible items, foreign rate differential and other	0.9%	-	-

Income tax expense (benefit)	5.3%	-	-

The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. The Company also evaluated its tax positions as of December 31, 2007 and reached the same conclusion.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

The Company files tax returns in the US, in the states of California, Colorado, Georgia and Maine and Germany.  The tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.

DISCONTINUED OPERATIONS:

On August 30, 2005, the Company, along with the Company’s wholly-owned subsidiary, Q-DOT, Inc. (“Q-DOT”), entered into an Asset Purchase Agreement with Hittite Microwave Corporation (“Hittite”) and a wholly-owned subsidiary of Hittite, HMC Acquisition Corporation (“HMC Acquisition”), whereby substantially all of the assets of Q-DOT were sold to HMC Acquisition in exchange for a cash payment of approximately $2.2 million.  The Company realized a net gain of approximately $1,687,000.  In addition, Hittite assumed certain future obligations of Q-DOT, including obligations related to Q-DOT’s real estate lease and certain software license agreements.  Incident to the Asset Purchase Agreement, the parties also entered an Escrow Agreement, whereby $200,000 of the purchase price was placed in escrow for one year to secure certain indemnification obligations of Simtek and Q-DOT.  In addition, the parties entered into a Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, whereby, among other things, Simtek and Q-DOT agreed not to compete against Hittite and HMC Acquisition for a period of four years with respect to certain businesses relating to Q-DOT’s operations.  On September 1, 2006, the Company received the $200,000 that was placed in the escrow account.

In accordance with SFAS No. 144, the consolidated financial statements of the Company have been recast to present this business as a discontinued operation.  Accordingly, the revenues, the costs and expenses of the discontinued operation have been excluded from the respective captions in the accompanying Consolidated Statements of Operations and have been reported under the caption “Income from discontinued operations” for all periods presented.  In addition, certain of the Notes to the Consolidated Financial Statements have been recast for all periods to reflect the discontinuance of this operation.

Summary results for the discontinued operation are as follows (in thousands):

Description	Year Ended December 31, 2005
Operating Results:
Revenue	$ 1,398
Costs and expenses	1,381

Income from discontinued Operation	$ 17

There are no amounts included in the December 31, 2007 Consolidated Balance Sheet related to the discontinued operations.

10.

ACQUISITION OF CERTAIN ASSETS FROM ZMD:

On December 30, 2005, the Company purchased from Zentrum Mikroelektronik Dresden AG (“ZMD”) certain assets related to ZMD’s nvSRAM product line (the “ZMD Asset Acquisition”). Under the terms of various agreements between Simtek and ZMD beginning in 1994, ZMD used Simtek’s proprietary technology to manufacture and sell products that directly competed with Simtek’s products.  Management believes that the ZMD Asset Acquisition provided several benefits, including consolidation of nvSRAM products in the marketplace, increased sales volume, and control of its proprietary technology.  On that same date and in connection with the ZMD Asset Acquisition, which is described in more detail below, Simtek and ZMD entered into a number of agreements including a License Agreement (the “New License Agreement”). Pursuant to the New License Agreement, ZMD assigned its rights in certain patents devoted to nvSRAM to Simtek and Simtek licensed to ZMD the right to use Simtek’s silicon-oxide-nitride-oxide-silicon (SONOS)-based nvSRAM technology for embedded functions in ZMD’s non-competing products. The licenses granted pursuant to the New License Agreement are perpetual, non-exclusive, royalty-free and unlimited. No fees or payments are due to either party under the New License Agreement. The New License Agreement shall remain in effect on a country-by-country basis until all patents, trade secrets, and any other proprietary and legal rights subject thereto have expired or ended, unless terminated earlier by either party following a breach by the other party that remains uncured after 30 days’ written notice. In addition, Simtek and ZMD executed a Non-Competition and Non-Solicitation Agreement (the “NC Agreement”) whereby, for a period of five years from the closing, ZMD is prohibited from competing with certain of Simtek’s products and from hiring employees of Simtek in certain situations.

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The transaction with ZMD was completed on December 30, 2005.  As such, the assets acquired are included in the accompanying Consolidated Balance Sheet as of December 31, 2005.  However, there were no results of operations related to the assets acquired included in the Consolidated Statement of Operations for the Year Ended December 31, 2005 as there were no operating activities until January 2006.

The purchase price consisted of $8 million of cash paid to ZMD, and 626,072 shares of Simtek common stock issued to ZMD, valued at $2 million, per the terms of the agreement based on the volume weighted average price of the common stock for the 60 trading days prior to the execution date of the Asset Purchase Agreement on December 7, 2005.  For accounting and financial reporting purposes, the shares issued to ZMD have been valued at $3.00 per share, pursuant to Emerging Issues Task Force 99-12 “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, resulting in an accounting value of $1,882,000.  The total purchase price including transaction related costs, amounted to $10,425,000.  The transaction related costs include $272,000 investment banking costs, $240,000 legal fees, and $31,000 other.  Following is a summary of the assets acquired.

(in thousands of dollars)
Finished goods inventory	$ 639
Non-competition agreement	8,910
Goodwill	876

Total	$10,425

Management determined the value assigned to each of the assets identified above based on several factors, including among other things, unit cost of products to be purchased from ZMD in the future, Simtek’s relationship with former ZMD customers, Simtek’s knowledge of the design and technology of ZMD’s products, and an independent valuation of the non-competition agreement (which will be amortized over the five year term of the agreement).  No value was assigned to the New License Agreement, because in management’s opinion, the intellectual property subject to that license is derived from the Company’s base technology and does not significantly enhance or change such technology.

The following table sets forth certain information related to unaudited pro forma results of operations, as if the transaction were completed at the beginning of each period presented (in thousands of dollars, except per share amounts):

2005

Revenue	$18,136
Loss from continuing operations	(9,664)
Earnings per share	$ (0.07)

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.

NON-REFUNDABLE PREPAID ROYALTIES:

On March 24, 2006, the Company entered into a License and Development Agreement with Cypress pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006.  In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products.  As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company’s common stock for $7.50 per share.  The warrants have a ten year life.  The warrants were issued upon receipt of each of the prepaid royalty amounts.  The value of the warrants issued of $1,930,000 was determined using the Black Scholes option-pricing model and has been recorded as an increase in additional paid in capital.   The net balance of the non-refundable prepaid royalties of $2,070,000 was recognized as revenue at the time the payments were received.

12.

SUBSEQUENT EVENTS:

On February 19, 2008, the Company announced the formation of its majority owned subsidiary, AgigA Tech, Inc., a Delaware corporation (“AgigA”).  AgigA plans to focus on the development and commercialization of low-cost, ultra-high density, nonvolatile random access memory (NVRAM) solutions.

Simtek owns all of the convertible preferred stock of AgigA, which gives it voting control of AgigA and substantially all of the economic interests in AgigA until the occurrence of certain liquidity events.  The minority stockholders are certain employees of AgigA.  In addition, as is customary for emerging growth companies, a total of 25% of the equity has been set aside for issuance to employees and others in connection with services to be rendered.

As of February 13, 2008, Simtek, AgigA and Ronald Sartore entered into a Founders Stock Agreement (the “Agreement”).  Under the Agreement, Mr. Sartore’s common stock vests over five years.  Subject to certain exceptions, Mr. Sartore must remain an employee of AgigA for vesting to occur.  Mr. Sartore’s common stock will become immediately vested upon an initial public offering or change of control of AgigA.  If Mr. Sartore ceases performing services for AgigA, Sartore will immediately transfer to AgigA all shares that have not become vested.Pursuant to the terms of the Agreement, AgigA has the right of first refusal to acquire Mr. Sartore’s shares upon a proposed sale of such shares.  AgigA also has the right to acquire Mr. Sartore’s shares of common stock upon his termination from employment with AgigA upon certain circumstances.  If Simtek proposes to sell a substantial portion of its interest in AgigA, Mr. Sartore has the right to include some of his vested shares in such sale.The Agreement provides the terms and procedures pursuant to which Simtek will provide additional funding to AgigA.

Supplementary Financial Data (UNAUDITED)

Following is unaudited quarterly selected financial data for the past eight quarters (in thousands of dollars, except per share amounts):

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarters Ended
	3/31/07	6/30/07	9/30/07	12/31/07

Revenue	$7,867	$8,082	$8,696	$8,362
Gross margin	3,432	4,223	4,261	3,823
Loss from operations before income taxes	(479)	(803)	(172)	(1,173)
Provision for income taxes	(11)	(13)	(14)	(103)
Net Loss	(490)	(816)	(186)	(1,276)
Net Loss per Common Share Basic and diluted: Income (loss) from operations	$(.03)	$(.05)	$(.01)	$(.08)

	Quarters Ended
	3/31/06	6/30/06	9/30/06	12/31/06

Revenue	$5,778	$6,926	$8,251	$9,675
Gross margin	2,308	2,359	3,272	4,667
Loss from operations before income taxes	(901)	(1,453)	(249)	629
Provision for income taxes	-	-	-	(33)
Net Loss	(901)	(1,453)	(249)	596
Net Loss per Common Share Basic and diluted: Income (loss) from operations	$(.06)	$(.10)	$(.02)	$.04

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None in 2007.

Item 9A: Controls and Procedures

Not applicable.

Item 9A(T): Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b)   Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c)   Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None in 2007.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders are incorporated by reference in this section.

Item 11: Executive Compensation

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders are incorporated by reference in this section.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders are incorporated by reference in this section.

Item 13:  Certain Relationships and Related Transactions, and Director Independence

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders are incorporated by reference in this section.

Item 14. Principal Accounting Fees and Services

Portions of our proxy statement to be filed pursuant to Regulation 14A with respect to our 2008 annual meeting of stockholders are incorporated by reference in this section.

PART IV

Item 15: Exhibits, Financial Statement Schedules

2.1	Plan of Conversion of Simtek Corporation, a Colorado corporation, into Simtek Corporation, a Delaware corporation, dated October 4, 2006.(1)
3.1	Certificate of Incorporation for Simtek Corporation, a Delaware corporation.(1)
3.2	Bylaws of Simtek Corporation, a Delaware corporation.(1)
4.1	Form of Common Stock Certificate of Simtek Corporation, a Delaware corporation.(1)
4.2	1987-I Employee Restricted Stock Plan.(2)
4.3	Form of Restricted Stock Agreement between the Company and Participating Employees.(2)
4.4	Simtek Corporation 1991 Stock Option Plan.(3)
4.5	Form of Incentive Stock Option Agreement between the Company and Eligible Employees.(3)
4.6	1994 Non-Qualified Stock Option Plan.(4)
4.7	First Amendment and Second Amendments to the 1994 Non-Qualified Stock Option Plan.(28)
4.8	Third Amendment to the 1994 Non-Qualified Stock Option Plan.(29)
4.9	Fourth, Fifth and Sixth Amendments to the 1994 Non-Qualified Stock Option Plan.(7)
4.10	Seventh and Eighth Amendments to the 1994 Non-Qualified Stock Option Plan.(15)
4.11	Ninth, Tenth and Eleventh to the 1994 Non-Qualified Stock Option Plan.(30)
4.12	2007 Equity Incentive Plan.(27)
4.13	Employee Stock Purchase Plan.(31)
10.1	Form of Non-Competition and Non-Solicitation Agreement between the Company and certain of its employees.(2)
10.2	Form of Employee Invention and Patent Agreement between the Company and certain of its employees.(2)
10.3	Manufacturing Agreement between Chartered Semiconductor Manufacturing, PTE, LTD. and Simtek Corporation dated September 16, 1992.(5)
10.4	Technology Development, License and Product Agreement between Amkor Technology and Simtek.(8)
10.5	Manufacturing Services Agreement between Amkor Technology, Inc. and Simtek Corp.(8)
10.6

Convertible Loan Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)

10.7	7.5% $1,000,000 Convertible Debenture between Simtek Corporation and BSFSUS Special Opportunities Trust, PLC.(9)
10.8	7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc.(9)
10.9	7.5% $1,000,000 Convertible Debenture between Simtek Corporation and Renaissance Capital US Growth & Income Trust, PLC.(9)
10.10

Borrowers Security Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)

77

10.11

Pledge Agreement between Simtek Corporation as borrower and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth and Income Trust, PLC and BFSUS Special Opportunities Trust, PLC as lenders.(9)

10.12	Technology Development, License and Product Agreement between Amkor Technology and Simtek - Amended September 2002.(10)
10.13	Assignment, dated February 21, 2003, of the Agreement(s) between Simtek Corporation and Amkor Technology, Inc.(11)
10.14

Securities Purchase Agreement between Simtek Corporation and Renaissance Capital Growth & Income Fund III, Inc. and Renaissance US Growth Investment Trust, PLC and BFSUS Special Opportunities Trust, PLC.(12)

10.15	Form of $12.50 Stock Purchase Warrant.(12)
10.16	Form of $15.00 Stock Purchase Warrant.(12)
10.17	Amendment dated January 27, 2004 between Simtek Corporation and Baja Properties, LLC (Landlord) (together with amendment dated June 7, 2000 and underlying lease dated July 26, 2000).(13)
10.18

Form of Warrant (attached as Exhibit A to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD).(14)

10.19

Form of Registration Rights Agreement (attached as Exhibit B to Securities Purchase Agreement, dated October 12, 2004, by and among the Company, SF Capital Partners Ltd., Bluegrass Growth Fund LP and Bluegrass Growth Fund LTD).(14)

10.20	Development and Production Agreement, dated May 4, 2005, by and between the Company and Cypress Semiconductor Corporation.(16)
10.21	Escrow Agreement, dated May 4, 2005, by and among the Company, Cypress Semiconductor Corporation and U.S. Bank, National Association.(16)
10.22	Stock Purchase Warrant, dated May 4, 2005, from the Company to Cypress Semiconductor Corporation.(16)
10.23	Employment agreement by and between the Company and Harold Blomquist.(6)
10.24

Waiver letter agreement, dated June 28, 2005, by and between the Company, Q-DOT, Inc., Renaissance Capital Growth & Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and BFS US Special Opportunities Trust PLC.(17)

10.25	Confidentiality, Non-Disclosure and Restrictive Covenant Agreement, dated August 30, 2005, by and among Hittite Microwave Corporation, HMC Acquisition Corporation, the Company and Q-DOT, Inc.(18)
10.26	Form of License Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)
10.27	Form of Non-Competition and Non-Solicitation Agreement, dated December 30, 2005, by and between the Company and Zentrum Mikroelektronik Dresden AG.(19)
10.28	Form of Registration Rights Agreement, dated December 30, 2005, by and among the Company and various purchasers.(20)
10.29	License and Development Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation.(21)
10.30	Amended and Restated Registration Rights Agreement, dated March 24, 2006, by and between the Company and Cypress Semiconductor Corporation.(21)

78

10.31	Employment Agreement, dated April 25, 2006, by and between the Company and Brian P. Alleman.(22)
10.32	Preliminary agreement between the Company and Ronald Sartore.(23)
10.33	Account Purchase Agreement, effective June 2, 2006, by and between the Company and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.(24)
10.34	Form of Securities Purchase Agreement, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.35	Form of Registration Rights Agreement, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.36	Form of Stock Purchase Warrant, dated September 21, 2006, by and among the Company and various purchasers.(25)
10.37	Offer letter from the Company to Ronald Sartore, dated November 3, 2006.(26)
10.38	Change of Control Agreement, dated March 20, 2008, by and between the Company and Brian Alleman.(33)
10.39	Founders Stock Agreement, dated February 13, 2008, by and among the Company, AgigA Tech, Inc. and Ronald Sartore.
14.1	Code of Business Conduct and Ethics.(32)
21.1	Subsidiaries of the registrant
23.1	Consent of Hein & Associates LLP, Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

____________________

(1)  Incorporated by reference to the Company’s Current Report on Form 8-K12G3 filed by the Company with the SEC on October 10, 2006

(2)  Incorporated by reference to the Company’s Form S-1 Registration Statement (Reg. No. 33-37874) filed with the Commission on November 19, 1990.

(3)  Incorporated by reference to the Company’s Form S-1 Registration Statement  (Reg. No. 33-46225) filed with the Commission on March 6, 1992.

(4)  Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 25, 1995

(5)  Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 27, 1996

(6)  Incorporated by reference to the Form 8-K filed with the Commission on May 12, 2005

(7)  Incorporated by reference to the Company’s Form S-8 Registration Statement (Reg. No. 333-73794) filed with the Commission on November 20, 2001

(8)  Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 27, 2002

(9)  Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 13, 2002

(10) Incorporated be reference to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on November 8, 2002

(11) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 27, 2003

(12) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the SEC on November 12, 2003

(13) Incorporated by reference to the Company’s Annual Report on Form 10-KSB filed with the Commission on March 4, 2004

(14) Incorporated by reference from the Current Report on Form 8-K filed by the Company with the Commission on October 12, 2004

(15) Incorporated by reference to the Company’s Form S-8 Registration Statement  (Reg. No. 333-1210005) filed with the Commission on December 7, 2004

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 10, 2005

(17) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on July 5, 2005

(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on September 6, 2005

(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 13, 2005

(20) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on January 3, 2006

(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on March 30, 2006

(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 1, 2006

(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 30, 2006

(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on June 8, 2006

(25) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on September 25, 2006

(26) Incorporated by reference to the Company’s Current Report on Form 8-K/A filed by the Company with the SEC on November 9, 2006

(27) Incorporated by reference to the Company’s Proxy Statement Pursuant to Section 14(a) filed by the Company with the SEC on May 11, 2007

(28) Incorporated by reference to the Company’s Form S-8 Registration Statement (Reg. No. 33-98294) filed with the Commission on October 19, 1995

(29) Incorporated by reference to the Company’s Form S-8 Registration Statement (Reg. No. 333-76481) filed with the Commission on April 16, 1999

(30) Incorporated by reference to the Company’s Form S-8 Registration Statement (Reg. No. 333-142005) filed with the Commission on April 10, 2007

(31) Incorporated by reference to the Company’s Form S-8 Registration Statement (Reg. No. 333-144208) filed with the Commission on June 29, 2007

(32) Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 2, 2007

(33) Incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on March 21, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Colorado Springs, State of Colorado, United States of America, on  March 25, 2008

SIMTEK CORPORATION

/S/HAROLD BLOMQUIST

Harold Blomquist

Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 25, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE

TITLE

/S/HAROLD BLOMQUIST

Harold Blomquist

Director, Chief Executive Officer and President

/S/BRIAN ALLEMAN

Brian Alleman

Chief Financial Officer

/S/ROBERT PEARSON

Robert Pearson

Chairman of the Board

/S/PHILLIP BLACK

Phillip Black

Director

/S/ALFRED STEIN

Alfred Stein

Director

/S/JOHN HILLYARD

John Hillyard

Director