Form 10-Q
period 2008-03-31
SIMTEK CORP
filed 2008-05-15
CIK 817516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission file number 0-19027

SIMTEK CORPORATION

(Exact name of registrant as specified in its charter)

_________________________________________________

Delaware	84-1057605
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4250 Buckingham Drive, Suite 100
Colorado Springs, Colorado 80907
(Address of principal executive offices) (Zip Code)

(719) 531-9444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ____    No  X

The total number of shares of Common Stock issued and outstanding as of   May 14, 2008, was 16,550,277.

______________________________________________________________________________________

SIMTEK CORPORATION

INDEX

PART I.  FINANCIAL INFORMATION

		Page
ITEM 1
	Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6-15

ITEM 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

ITEM 3
	Quantitative and Qualitative Disclosures about Market Risk	22

ITEM 4
	Controls and Procedures	22

ITEM 4T
	Controls and Procedures	22

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	23

ITEM 1A	Risk Factors	23

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3	Defaults Upon Senior Securities	23

ITEM 4	Submission of Matters to a Vote of Security Holders	23

ITEM 5	Other Information	23

ITEM 6	Exhibits	23

SIGNATURES		24

_________________________________________________________________________________________________

SIMTEK CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value and share amounts)

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)
Cash and cash equivalents	$ 3,737	$ 4,387
Restricted investments	938	991
Accounts receivable - trade, net	4,289	5,222
Inventory, net	5,542	5,698
Prepaid expenses and other current assets	905	910
Total current assets	15,411	17,208
EQUIPMENT AND FURNITURE, net	2,266	1,987
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS	7	15
GOODWILL	992	992
NON-COMPETITION AGREEMENT, net	4,899	5,344
OTHER ASSETS	202	240
TOTAL ASSETS	$ 23,777	$ 25,786

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 2,514	$ 2,827
Accrued expenses	1,315	943
Accrued vacation payable	392	357
Accrued wages	101	179
Line of credit	413	543
Obligation under capital leases	12	21
Debentures, current	480	480
Total current liabilities	5,227	5,350
DEBENTURES, NET OF CURRENT	1,620	1,620
Total liabilities	6,847	6,970
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 200,000 shares
authorized, none issued	-	-
Common stock, $.0001 par value; 30,000,000 shares
authorized, 16,533,719 and 16,532,719 shares
issued and outstanding at March 31, 2008 and
16,516,419 and 16,515,419 shares issued
and outstanding at December 31, 2007	2	2
Additional paid-in capital	69,880	69,453
Treasury stock, at cost; 1,000 shares	(1)	(1)
Accumulated deficit	(53,421)	(50,966)
Accumulated other comprehensive income:
Cumulative translation adjustment	470	328
Total shareholders' equity	16,930	18,816
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 23,777	$ 25,786

See accompanying notes to these consolidated financial statements.

_________________________________________________________________________________________________

SIMTEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Amounts in thousands, except share and per share amounts)

	For the three months
	ended March 31,
	2008	2007
REVENUE
Product sales, net	$ 7,315	$ 7,867
Total Revenue	7,315	7,867

Cost of sales	4,165	4,435

GROSS PROFIT	3,150	3,432

OPERATING EXPENSES:
Research and development costs	2,649	1,613
Sales and marketing	1,531	1,152
General and administrative	1,375	1,109

Total operating expenses	5,555	3,874

LOSS FROM OPERATIONS	(2,405)	(442)

OTHER INCOME (EXPENSE):
Interest income	24	49
Interest expense	(91)	(98)
Exchange rate variance	(54)	12
Other expense	89	-

Total other expense	(32)	(37)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,437)	(479)

Provision for income taxes	(18)	(11)

NET LOSS	$ (2,455)	$ (490)

NET LOSS PER COMMON SHARE:
Basic and diluted	$ (.15)	$ (.03)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
Basic and diluted	16,533,529	16,211,671

See accompanying notes to these consolidated financial statements.

_________________________________________________________________________________________________

SIMTEK CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (2,455)	$ (490)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	200	159
Amortization	16	17
Loss on disposal of assets	3	-
Stock based compensation expense	392	279
Amortization of non-competition agreement	445	446
Net allowance accounts	(446)	392
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,054	322
Inventory	568	(1,635)
Prepaid expenses and other	56	(155)
Increase (decrease) in:
Accounts payable	(317)	170
Accrued expenses	163	(1,079)
Net cash used in operating activities	(321)	(1,574)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture, net	(449)	(311)
Patents	(6)	(14)
Transfers from restricted cash	54	-
Net cash used in investing activities	(401)	(325)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(9)	-
Proceeds from employee stock purchase plan	35	-
Proceeds from warrant exercises	-	222
Exercise of stock options	-	3
Net cash provided by financing activities	26	225

Effect of exchange rate changes on cash	46	28

NET CHANGE IN CASH AND CASH EQUIVALENTS	(650)	(1,646)
CASH AND CASH EQUIVALENTS, beginning of period	4,387	4,522
CASH AND CASH EQUIVALENTS, end of period	$ 3,737	$ 2,876
Cash paid for interest	$ 82	$ 86

See accompanying notes to these consolidated financial statements.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basis of Presentation

The consolidated financial statements include the accounts of Simtek Corporation (“Simtek” or the “Company”) and its wholly-owned and majority-owned subsidiaries.  Intercompany accounts and transactions have been eliminated.  The financial statements included herein are presented in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally made in the registrant's annual Form 10-K filing. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report and Form 10-K for Simtek filed on March 26, 2008 for fiscal year 2007.

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

Stock-Based Compensation

Equity Incentive Plan.

At the annual meeting on June 14, 2007, the Company’s shareholders approved a new Equity Incentive Plan (the “2007 EIP”) that authorizes 2,800,000 shares that may be granted under either incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 (the “Code”), nonqualified stock options, restricted stock awards or other stock grants.  The 2007 EIP became effective on June 15, 2007.  With the approval of the 2007 EIP, the Company does not intend to grant further options under the Non-Qualified Stock Option Plan described below; however, options outstanding under that plan remain outstanding until they are exercised or expire by their terms.  The 2007 EIP provides that the maximum number of shares with respect to which an individual can receive a grant of options in a calendar year is 500,000 shares.  Options may be granted to key employees, consultants, and non-employee directors.  The 2007 EIP provides that an individual can receive grants of both incentive options and nonqualified options.  However, only employees may be granted incentive options.  The minimum exercise price for options is 100% of the fair market value of the Company’s stock on the date of grant and a maximum term of 10 years.  Generally, upon termination of employment or service, options expire three months after termination.  Incentive options granted to an employee who holds more than 10% of the Company’s stock must have an exercise price of at least 110% of the fair market value of the Company’s stock on the date of grant and a maximum term of no more than 5 years.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Each option granted under the 2007 EIP is evidenced by a written stock option agreement.  Each option holder shall become vested in the shares underlying the option in such installments and over such period or periods of time, if any, or upon such events, as are determined by the Committee in its discretion and set forth in the option agreement.   As of March 31, 2008, 1,149,825 non-qualified stock options had been granted under the 2007 EIP.  All options granted under the 2007 EIP during the first quarter of 2008 will expire seven years from the grant date.  Vesting of the options is as follows:

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

The Committee may grant a participant a number of shares of restricted stock as determined by the Committee in its sole discretion.  Grants of restricted stock may be subject to such restrictions, including for example, continuous employment with the Company for a stated period of time or the attainment of performance goals and objectives, as determined by the Committee in its sole discretion.  The restrictions may vary among awards and participants.  As of March 31, 2008, no grants of restricted stock awards had occurred under the 2007 EIP.

From time to time, in its sole discretion, the Committee may grant awards under the 2007 EIP in connection with one or more incentive compensation arrangements under which participants may acquire shares of common stock by purchase, grant, or otherwise.  All such awards are subject to the terms of the 2007 EIP.  As of March 31, 2008, no such stock awards had occurred under the 2007 EIP.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan.

On July 1, 2007, the Simtek Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the shareholders at the annual meeting on June 14, 2007, became effective.  Under the ESPP, a broad-based group of employees can have payroll deductions of up to 10% of their pay used to purchase shares of the Company’s stock on a quarterly basis.  However, employees whose customary employment is for less than 20 hours per week or for less than 5 months per calendar year and employees who own more than 5% of the Company’s stock are not eligible to participate.  There are 500,000 shares authorized for issuance under the ESPP.  The purchase price for the stock is the lesser of (1) 85% of the fair market value of the Company’s stock on the first day of the calendar quarter or (2) 85% of the fair market value of the Company’s stock on the last day of the calendar quarter.  Employees can enroll in the ESPP as of the first day of a calendar quarter.  On the first trading day after the end of the calendar quarter, shares are purchased with the payroll deductions accumulated during the calendar quarter.  Upon termination of employment, the employee’s participation in the ESPP will cease and amounts accumulated since the beginning of the calendar quarter and not used to purchase common stock will be refunded to the employee without interest.  As of January 1, 2008, 16 employees had enrolled in the ESPP.  For the quarter ended March 31, 2008, 17,300 shares of common stock were issued pursuant to the ESPP.

Non-Qualified Stock Option Plan.

Through June 13, 2007, the Company granted options under the 1994 Non-Qualified Stock Option Plan (the “1994 Plan”).  The 1994 Plan authorizes 2,060,000 non-qualified stock options that may be granted to directors, employees, and consultants.  The 1994 Plan permits the issuance of non-statutory options and provide for a minimum exercise price equal to 100% of the fair market value of the Company's common stock on the date of grant.  The maximum term of options granted under the 1994 Plan is 10 years and options granted to employees expire 90 days after the termination of employment.  In 2004, the 1994 Plan was extended for 10 more years.  No further options have been granted under the 1994 Plan since the 2007 EIP became effective, and the Company does not intend to issue any more options under the 1994 Plan in the future.  All terms and conditions of the options granted under the 1994 Plan will remain the same.  All options granted prior to March 24, 2006, began vesting after six months after the date of grant, and would become fully vested after three years and expire seven years from date of grant.  On March 24, 2006, the Board of Directors changed the vesting schedule of stock options granted after March 24, 2006 to be as follows:

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

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects options granted and outstanding under the 1994 Plan and the 2007 EIP.  Total share-based compensation recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2008 and 2007 are as follows:

Income Statement Classifications

	2008	2007
	(in thousands)

Research and development	$ 134	$ 66
Sales and marketing	50	26
General and administrative	208	187

Total	$ 392	$ 279

As of March 31, 2008, there was approximately $3.3 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company’s employees and directors, which will be recognized through March 31, 2012.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

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

The fair value of each option granted in quarterly periods ending March 31, 2008 and 2007 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2008	2007

Expected volatility	81.37%	79.15%
Risk-free interest rate	2.72%	4.79%
Expected dividends	-	-
Expected terms (in years)	5.0	5.0

The weighted average fair value per share of options granted during the three months ended March 31, 2008 and 2007 was $1.71 and $3.90, respectively.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2008.

	Outstanding Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2008	1,908,233	$4.90
Granted	532,775	2.60		$ -
Exercised	-	-
Cancelled or forfeited	(50,169)	(5.07)
Options outstanding at March 31, 2008	2,390,839	$4.39	4.10

Options exercisable at March 31, 2008	996,683	$5.31	4.10	$ 37,000(1)

1)	Represents the difference between the market value as of March 31, 2008 and the exercise price of the shares. The market value as of March 31, 2008 was $2.70 as reported by The NASDAQ Capital Market.

Stock options outstanding and currently exercisable at March 31, 2008 are as follows:

Outstanding	Exercisable
Weighted Average

Exercise Price	Number Outstanding	Remaining Contractual Life in Months	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.60-$2.75	640,119	57	$ 2.55	87,275	$ 2.27

$3.00-$3.70	455,985	57	$ 3.44	203,647	$ 3.40

$4.10-$4.85	674,819	69	$ 4.63	194,012	$ 4.57

$5.00-$8.30	543,307	54	$ 5.93	435,140	$ 5.93

$9.00-$15.30	76,609	36	$ 12.20	76,609	$ 12.20

	2,390,839			996,683

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-competition Agreement

In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG (“ZMD”) as part of the acquisition of ZMD’s nvSRAM product line.  The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005.  The value assigned to the non-competition agreement is being amortized on a straight-line basis over its five-year life.  The Company recorded an expense, for the amortization, of approximately $445,000 to sales and marketing for the three months ended March 31, 2008.

Goodwill

Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets.  This amount will not be amortized, but will be reviewed for impairment on a periodic basis.  As of March 31, 2008 no impairment of value has been recorded.

Accumulated other comprehensive income (loss)

The functional currency for Simtek GmbH is the local currency, the Euro.  Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period.  Translation gains or losses are included within shareholders’ equity as part of accumulated other comprehensive income (loss).  As of March 31, 2008, the Company recorded approximately $470,000 in comprehensive income.

Income Taxes

The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. The Company also evaluated its tax positions as of March 31, 2008 and reached the same conclusion.

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

Recently Issued Accounting Pronouncements

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

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. We adopted SFAS 159 effective January 1, 2008, and elected not to measure any of its currently eligible financial assets and liabilities at fair value.

Effective January 1, 2008, the beginning of the Company's 2008 fiscal year, we adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority ("Level 1") to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority ("Level 3") to unobservable inputs.  The adoption of SFAS No. 157 did not have a significant effect on the Company's consolidated financial statements.

2.

Liquidity

During the three months ended March 31, 2008 and the twelve months ended December 31, 2007, the Company incurred a net loss of approximately $2,455,000 and $2,768,000, respectively and has an accumulated deficit of $53,421,000 as of March 31, 2008.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

3.

Revenue Recognition

Revenue Recognition - Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado, Manilla, Philipines or Dresden, Germany), including distributors.  Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectability on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and price protection in the event of changes in the Company's product prices.  The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized.  The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable.  The reserve for product returns is based upon historical credits issued for actual stock rotation returns from the Company’s distributors. The Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning.  The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer.  To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

4.

Inventories

The Company records inventory using the lower of cost (first-in, first-out) or market.  Inventory at March 31, 2008 and December 31, 2007 included:

		December 31,
	March 31, 2008	2007
(In thousands)
Raw Materials	$ 16	$ 39
Work in progress	4,058	4,447
Finished Goods	1,655	1,535
	5,729	6,021
Less reserves for excess inventory	(187)	(323)
	$ 5,542	$ 5,698

5.

Line of Credit

On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo.  Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable.  The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement).  To secure the Company’s obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company’s property.  The Agreement has a term of two years, but may be terminated at any time by the Company upon 60 days’ written notice.  As of March 31, 2008, the Company had financed receivables with Wells Fargo for approximately $413,000.  The Company is in the process of renewing the credit line.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

Convertible Debentures

On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC.  RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company’s directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate.  Each fund equally invested $1,000,000.  The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock.  The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002.  At March 31, 2008, the Company was not in compliance with one of the covenants set forth in the loan agreement.  This covenant relates to the interest coverage ratio.  On April 16, 2008, the Company received a waiver for the covenant through April 1, 2009.  However, significant variances in future actual operations from the Company’s current estimates could result in the reclassification of this note to current liabilities.  The Convertible Debentures allow for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12.  This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share.  Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share.   At March 31, 2008, based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 318,182 shares upon conversion (assuming conversion of $700,000).

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

7.

Non-Refundable Prepaid Royalties

On March 24, 2006, the Company entered into a License and Development Agreement with Cypress Semiconductor Corporation (“Cypress”) pursuant to which, among other things, Cypress agreed to license certain intellectual property from the Company to develop and manufacture standard, custom and embedded nvSRAM products and Cypress agreed to pay to the Company $4,000,000 in non-refundable pre-paid royalties of which $2 million was paid upon signing of the agreement, $1 million was paid on June 30, 2006 and $1 million was paid on December 18, 2006.  In addition, the Company licensed rights to use certain intellectual property from Cypress for use in its products.  As part of the License and Development Agreement, the Company agreed to issue Cypress warrants to purchase 2 million shares of the Company’s common stock for $7.50 per share.  The warrants have a ten year life.  The warrants were issued upon receipt of each of the prepaid royalty amounts.  The value of the warrants issued of $1,930,000 was determined using the Black Scholes option-pricing model and has been recorded as an increase in additional paid in capital.   The net balance of the non-refundable prepaid royalties of $2,070,000 were recognized as revenue at the time the payments were received.

_________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.         Geographic Concentration

Sales by geographic area, based on customer receiving locations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007

United States	5%	18%
Europe	13%	36%
Far East	64%	35%
All Others	18%	11%
	100%	100%

9.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) net of tax is as follows:

Foreign Currency Translation Adjustment
(In thousands)
Balance at January 1, 2008	$ 328
Current period change	142
Balance March 31, 2008	$ 470

_________________________________________________________________________________________________

SIMTEK CORPORATION

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis in this quarterly report on Form 10-Q is intended to provide greater details of the results of operations and financial condition of our Company.  The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial data included elsewhere herein.  Certain statements under this caption constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The reader should not place undue reliance on these forward looking statements for many reasons including those risks discussed in this document.  In addition, when used in this quarterly report, the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements and statements of expectations, plans and intent are subject to a number of risks and uncertainties.  Actual results in the future could differ materially from those described in the forward-looking statements, as a result, among other things, of changes in technology, customer requirements and needs.  We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosures.  Our accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements included in our 2007 Form 10-K filed with the Securities and Exchange Commission on March 26, 2008.  The estimates used by us are based upon our historical experiences combined with our understanding of current facts and circumstances.  Certain of our accounting polices are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part.  We believe that the following represent the critical accounting policies of Simtek as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission: inventories; deferred income taxes; allowance for doubtful accounts; stock based compensation; and allowance for sales returns.

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

_________________________________________________________________________________________________

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment annually. We performed goodwill impairment testing as of December 31, 2007 and as of March 31, 2008 we determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

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

_________________________________________________________________________________________________

SIMTEK CORPORATION

We have recorded a valuation allowance for the full amount $9,227,000 for deferred tax assets, which principally relate to future utilization of net operating losses.  Future operations may change our estimate in connection with potential utilization of these assets.

Results of Operations:

Revenues

Total revenue for the three months ended March 31, 2008 was $7,315,000 compared to $7,867,000 for the same period in 2007.

The following table sets forth our net product revenues for semiconductor devices by product markets for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007	Variance

Commercial	$ 6,766	$ 7,464	$ (698)
High-end industrial and military	549	403	$ 146

Total Semiconductor Revenue	$ 7,315	$ 7,867	$ (552)

Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu HiTek (DBH).  Commercial revenues decreased by $698,000 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.  The decrease in the 2008 period primarily reflects the impact of final shipments in 2007 of parts formerly purchased from ZMD that are no longer supported by Simtek.  These parts were manufactured to automotive industry certifications that Simtek does not have and therefore Simtek could not service that customer demand.  It is expected that revenue comparisons for the quarter ending June 30, 2008 will be similarly affected.

High-end industrial and military product revenues accounted for an increase of $146,000 for the three months ended March 31, 2008 as compared to the same period in 2007.  The increase reflects a larger demand for these products.  Customer demand for these devices is generally not predictable and tends to be volatile from period to period.

Three direct customers together accounted for approximately 47% of our revenue for the year quarter March 31, 2008.  Our customers often include Contract Manufacturers  (“CMs”), principally located in Asia, who contract with Original Equipment Manufacturers (“OEMs”) to implement our products into systems designed by the OEMs.  In many cases, we negotiate prices directly with the OEMs, but actually receive orders from, and ship parts to, the CMs.  Generally, the CMs contract with multiple OEMs.  Thus, sales to any one CM may represent eventual implementation of our products with multiple OEMs.  Products sold to distributors are sold without material recourse.  Distributors sell our products to various end customers.  If our leading distributor were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service the various end customers through other distributors

_________________________________________________________________________________________________

SIMTEK CORPORATION

Cost of Sales and Gross Profit

We recorded cost of sales of $4,165,000 and $4,435,000 for the three months ended March 31, 2008 and 2007, respectively.  Actual product gross margin percentages for the three months ended March 31, 2008 and 2007 were 43% and 44%, respectively.   This decrease reflects higher costs related to lower yields on certain silicon wafers used to produce our 1 megabit products.  It is expected that this lower yield will continue to adversely impact gross margins in the quarter ending June 30, 2008.

Research and Development

Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenue.  In the first quarter of 2008, our research and development department continued its efforts on the final development of our new nvSRAM product family in conjunction with Cypress.  This new product family is based on Cypress’ 0.13-micron “S8” process and includes memory densities up to and beyond 4-megabits.  In addition, in 2007, we began initial development of a new product initiative to develop very high density nvRAM devices.  As part of this new initiative, we opened a design center in Poway, California.  Expenses incurred for the high density nvRAM initiave were $611,000 for the quarter ended March 31, 2008 as compared with $86,000 for the quarter ended March 31, 2007.

Total research and development expenses were $2,649,000 for the quarter ended March 31, 2008 as compared to $1,613,000 for the quarter ended March 31, 2007.  The increase of $1,036,000 for the quarter ended March 31, 2008 compared to 2007 was due to several items, including (i) an increase of expenses of $611,000 related to the high density nvRAM development initiative (ii) increases in equipment related costs of $36,000, (iii) increases in travel and quality assurance expenses of $45,000, (iv) increases in product development costs of $234,000 principally for silicon wafers used for initial testing of our new 4 megabit product and (v) increases in payroll and related expenses of $110,000.  The increase in payroll related costs was due primarily to headcount additions in our Dresden, Germany and Colorado Springs, Colorado offices, professional and consulting fees and an increase of stock compensation expense of $59,000.

Administration

Total administration expenses were $1,375,000 for the three months ended March 31, 2008 as compared to $1,109,000 for the same period in 2007.  The $266,000 increase was due primarily to (i) an increase of legal and investment banking fees of approximately $100,000 (ii) an increase of legal fees of $50,000 associated with the establishment of our majority owned subsidiary AgigA and (iii) increases in payroll and payroll related costs of $69,000.  The increase in payroll and payroll overhead costs were due to additional headcount.

Sales and Marketing

Total sales and marketing expenses were $1,531,000 for the three months ended March 31, 2008 as compared to $1,152,000 for the same period in 2007.  The $379,000 increase was due primarily to an increase in payroll and payroll overhead costs of $134,000, increased expense related to employee stock compensation of $21,000, increased contract services of $107,000, increased advertising costs of $50,000 and other miscellaneous expenses of $67,000.  The increase in payroll and payroll overhead costs were due to changes in sales and marketing personnel as well as higher sales incentives.

_________________________________________________________________________________________________

SIMTEK CORPORATION

Net Loss

We recorded a net loss of $2,455,000 and $490,000 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $1,965,000 for the three-month period reflects a decrease in revenue and expense items discussed above.

Liquidity and Capital Resources

As of March 31, 2008, we had net working capital of $10,184,000 as compared to net working capital of $11,858,000 as of December 31, 2007.

Cash flows used in operating activities for the three months ended March 31, 2008 were $321,000 compared to $1,574,000 in the same period in 2007.  The following table shows the components of each item in operating activities (amounts in thousands):

	2008	2007
Net loss	$ (2,455)	$ (490)
Depreciation and amortization	216	176
Loss on disposal of assets	3	-
Expense related to stock compensation	392	279
Amortization of non-competition agreement	445	446
Net allowance accounts	(446)	392
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,054	322
Inventory	568	(1,635)
Prepaid expenses and other	56	(155)
Increase (decrease) in:
Accounts payable	(317)	170
Accrued expenses	163	(1,079)
Net cash used in operating activities	$ (321)	$ (1,574)

Excluding the effect of changes in assets and liabilities, cash used in operating activities was $1,845,000 in the period ended March 31, 2008 compared to cash generated by operating activities of $803,000 in the same period in 2007.  This increase was primarily due to a net loss in the period ending March 31, 2008.    The decrease in accounts receivable for the quarter ending March 31, 2008 and 2007 is due to lower seasonal revenue in the first quarter of each fiscal year compared to the fourth quarter of each previous year.

Cash flows used in investing activities increased for the three months ended March 31, 2008 by approximately $76,000 as compared to the same period in 2007. The increase was primarily due to the purchase of test equipment.

The decrease of $199,000 in cash flows provided by financing activities for the three months ended March 31, 2008 as compared to the same period in 2007 was primarily due to the receipt of funds related to the exercise of warrants that occurred in the quarter ending March 31, 2007, for which there were no comparable items in the same period in 2008.

_________________________________________________________________________________________________

SIMTEK CORPORATION

Short-term liquidity.

Our unrestricted cash balance at March 31, 2008 was $3,737,000.

      Our future liquidity will depend on continued revenue growth, continued improvement in gross margins and control of operating expenses.  Gross margins are expected to remain steady in 2008 compared to 2007, but may fluctuate depending on the product mix.  Investment in research and development is also expected to increase in 2008 as we complete the final design and qualification of the new 4 megabit and other derivative products developed in connection with Cypress.  In addition, we expect to invest approximately $3 million in our high density nvRAM initiative at AgigA.  We believe that our cash balance plus the available credit under current credit facilities will be sufficient to fund our operations for the foreseeable future.  However, if we fail to meet our revenue targets, it may be necessary for us to raise additional capital or incur additional debt.

Long-term liquidity.

We continue to evaluate our long-term liquidity. Our growth plans may require additional funding from outside sources. While we have no firm plans, we are in ongoing discussions with investment banking organizations and potential investors and lenders to ensure access to funds as required.

_________________________________________________________________________________________________

SIMTEK CORPORATION

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting.

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

_________________________________________________________________________________________________

SIMTEK CORPORATION

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings –None

Item 1A. Risk Factors – None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds – None

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

_________________________________________________________________________________________________

SIMTEK CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIMTEK CORPORATION (Registrant)

Date:	May 15, 2008	By:	/s/ Harold Blomquist

HAROLD BLOMQUIST
Chief Executive Officer and President

Date:	May 15, 2008	By:	/s/ Brian Alleman

BRIAN ALLEMAN
Chief Financial Officer