Form 10-Q
period 2008-06-30
SIMTEK CORP
filed 2008-08-14
CIK 817516

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

__________________________________

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

The total number of shares of Common Stock issued and outstanding as of August 12, 2008, was 16,580,886 and 16,579,886, respectively.

_________________________________________________________________________________________________

SIMTEK CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

		Page
ITEM 1
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2007	4

	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2007	5

	Notes to Condensed Consolidated Financial Statements	6-16

ITEM 2
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-23

ITEM 3
	Quantitative and Qualitative Disclosures about Market Risk	24

ITEM 4
	Controls and Procedures	24

ITEM 4T
	Controls and Procedures	24

PART II. OTHER INFORMATION

ITEM 1	Legal Proceedings	25

ITEM 1A	Risk Factors	25

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3	Defaults Upon Senior Securities	25

ITEM 4	Submission of Matters to a Vote of Security Holders	25

ITEM 5	Other Information	25

ITEM 6	Exhibits	25

SIGNATURES		26

_________________________________________________________________________________________________

SIMTEK CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value and share amounts)

ASSETS
	June 30,2008	December 31, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 2,649	$ 4,387
Restricted investments	937	991
Accounts receivable - trade, net	4,639	5,222
Inventory, net	4,811	5,698
Prepaid expenses and other current assets	769	910
Total current assets	13,805	17,208
EQUIPMENT AND FURNITURE, NET	2,342	1,987
DEFERRED FINANCING COSTS AND DEBT ISSUANCE COSTS	-	15
GOODWILL	992	992
NON-COMPETITION AGREEMENT, NET	4,454	5,344
OTHER ASSETS	209	240
TOTAL ASSETS	$ 21,802	$ 25,786

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 2,528	$ 2,827
Accrued expenses	1,478	943
Accrued vacation payable	369	357
Accrued wages	133	179
Line of credit	493	543
Obligation under capital leases	3	21
Debentures, current	2,100	480
Total current liabilities	7,104	5,350
DEBENTURES, NET OF CURRENT	-	1,620
Total liabilities	7,104	6,970
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 200,000 shares
authorized, none issued	-	-
Common Stock, $0.0001 par value 30,000,000
shares authorized, 16,555,277 and 16,554,277
shares issued and outstanding at June 30,
2008 and 16,516,419 and 16,515,419 shares
issued and outstanding at December 31, 2007	2	2
Additional paid-in capital	70,332	69,453
Treasury stock, at cost; 1,000 shares	(1)	(1)
Accumulated deficit	(56,090)	(50,966)
Accumulated other comprehensive income:	455	328
Total shareholders' equity	14,698	18,816
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 21,802	$ 25,786

See accompanying notes to these consolidated financial statements.

_______________________________________________________________________________________________________________

SIMTEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except par value and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Product sales, net	$7,519	$8,082	$14,834	$15,949
Total revenue	7,519	8,082	14,834	15,949
Cost of sales	4,075	3,859	8,240	8,294
GROSS PROFIT	3,444	4,223	6,594	7,655

OPERATING EXPENSES:
Research and development costs	3,254	2,560	5,903	4,173
Sales and marketing	1,292	1,248	2,822	2,400
General and administrative	1,515	1,190	2,890	2,299
Total operating expenses	6,061	4,998	11,615	8,872

LOSS FROM OPERATIONS	(2,617)	(775)	(5,021)	(1,217)

OTHER INCOME (EXPENSE):
Interest income	9	47	33	96
Interest expense	(79)	(89)	(170)	(187)
Foreign currency transaction gain (loss)	30	12	(23)	24
Other income	6	2	95	1
Total other expense	(34)	(28)	(65)	(66)

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,651)	(803)	(5,086)	(1,283)
Provision for income taxes	(20)	(13)	(38)	(23)
NET LOSS	$(2,671)	$(816)	$(5,124)	$(1,306)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.16)	$(0.05)	$(0.31)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	16,553,973	16,386,770	16,543,625	16,299,925

See accompanying notes to these consolidated financial statements.

__________________________________________________________________________________________________________

SIMTEK CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FlOWS
(Unaudited)
(Amounts in thousands)
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,124)	$(1,306)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	396	311
Amortization	29	33
Stock based compensation	803	544
Amortization of non-competition agreement	890	890
Net change in allowance accounts	(82)	78
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	550	771
Inventory	1,113	(1,119)
Prepaid expenses and other	192	(375)
Increase (decrease) in:
Accounts payable	(301)	(1,235)
Accrued expenses	415	288
Net cash used in operating activities	(1,119)	(1,120)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture, net	(718)	(513)
Patents	(17)	(14)
Net cash used in investing activities	(735)	(527)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligation	(18)	-
Proceeds from warrant exercises	-	222
Transfers from restricted cash	54	-
Proceeds from employee stock purchase plan	74	-
Proceeds from exercise of stock options	6	3
Net cash provided by financing activities	116	225

Effect of exchange rate changes on cash	0	47
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,738)	(1,375)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,387	4,522
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,649	$3,147
Cash paid for interest	$155	$165
Conversion of debentures	$-	$600

See accompanying notes to these consolidated financial statements.

__________________________________________________________________________________________________________

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

On February 19, 2008, the Company announced the formation of its majority-owned subsidiary, AgigA Tech, Inc., a Delaware corporation (“AgigA”).  AgigA plans to focus on the development and commercialization of low-cost, ultra-high density, nonvolatile random access memory (NVRAM) solutions.

Simtek owns all of the convertible preferred stock of AgigA, which gives it voting control of AgigA and substantially all of the economic interests in AgigA until the occurrence of certain liquidity events.  The minority stockholders are certain employees of AgigA, who own common stock of AgigA.  In addition, as is customary for emerging growth companies, a total of 25% of the equity has been set aside for issuance to employees and others in connection with services to be rendered.  As of June 30, 2008, AgigA has issued 1,052,500 shares of its common stock to its employees, which shares will vest over five years with 20% of the vesting occurring on the employee’s first anniversary date and the remaining 80% vesting over 48 months.  The shares of common stock issued to employees represent approximately 53% of the total equity reserved for issuance to the employees and approximately 15% of the total equity of AgigA.  The expense related to the issuance of these shares is included below.

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

__________________________________________________________________________________________________________

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

Each option granted under the 2007 EIP is evidenced by a written stock option agreement.  Each option holder shall become vested in the shares underlying the option in such installments and over such period or periods of time, if any, or upon such events, as are determined by the Committee in its discretion and set forth in the option agreement.   As of June 30, 2008, 1,585,535 non-qualified stock options had been granted under the 2007 EIP.  All options granted under the 2007 EIP will expire seven years from the grant date.  Vesting of the options is as follows:

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

The Committee may grant a participant a number of shares of restricted stock as determined by the Committee in its sole discretion.  Grants of restricted stock may be subject to such restrictions, including for example, continuous employment with the Company for a stated period of time or the attainment of performance goals and objectives, as determined by the Committee in its sole discretion.  The restrictions may vary among awards and participants.  As of June 30, 2008, no grants of restricted stock awards had occurred under the 2007 EIP.

From time to time, in its sole discretion, the Committee may grant awards under the 2007 EIP in connection with one or more incentive compensation arrangements under which participants may acquire shares of common stock by purchase, grant, or otherwise.  All such awards are subject to the terms of the 2007 EIP.  As of June 30, 2008, no such stock awards had occurred under the 2007 EIP.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan.

On July 1, 2007, the Simtek Corporation Employee Stock Purchase Plan (“ESPP”), which was approved by the shareholders at the annual meeting on June 14, 2007, became effective.  Under the ESPP, a broad-based group of employees can have payroll deductions of up to 10% of their pay used to purchase shares of the Company’s stock on a quarterly basis.  However, employees whose customary employment is for less than 20 hours per week or for less than 5 months per calendar year and employees who own more than 5% of the Company’s stock are not eligible to participate.  There are 500,000 shares authorized for issuance under the ESPP.  The purchase price for the stock is the lesser of (1) 85% of the fair market value of the Company’s stock on the first day of the calendar quarter or (2) 85% of the fair market value of the Company’s stock on the last day of the calendar quarter.  Employees can enroll in the ESPP as of the first day of a calendar quarter.  On the first trading day after the end of the calendar quarter, shares are purchased with the payroll deductions accumulated during the calendar quarter.  Upon termination of employment, the employee’s participation in the ESPP will cease and amounts accumulated since the beginning of the calendar quarter and not used to purchase common stock will be refunded to the employee without interest.  As of January 1, 2008, 16 employees had enrolled in the ESPP.  For the six months ended June 30, 2008, 34,858 shares of common stock were issued pursuant to the ESPP.  The ESPP was temporarily suspended at the beginning of the third quarter of 2008 in light of a pending transaction with Cypress Semiconductor Corporation.

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

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below reflects the expense related to options granted and outstanding under the 1994 Plan, the 2007 EIP and the shares of AgigA common stock issued to the AgigA employees.  Total share-based compensation recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 are as follows:

Income Statement Classifications

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Research and development	$ 164	$ 65	$ 286	$ 130
Sales and marketing	57	25	105	51
General and administration	180	174	392	363
	$ 401	$ 264	$ 783	$ 544

As of June 30, 2008, there was approximately $2.9 million of unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested options granted to the Company’s employees and directors, which will be recognized through April, 2012.  Total unrecognized compensation will be adjusted for future changes in estimated forfeitures.

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

The fair value of each option granted in three and six months ended June 30, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.  There were no stock options granted for the three months ended June 30, 2007.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected volatility	81.16%	-	81.30%	79.15%
Risk-free interest rate	3.11%	-	2.80%	4.79%
Expected dividends	-	-	-	-
Expected terms (in years)	5 years	-	5 years	5 years

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value per share of options granted during the three months ended June 30, 2008 was $1.52.  The weighted average fair value per share of options granted during the six months ended June 30, 2008 and 2007 was $1.70 and $3.90, respectively.

The following table summarizes stock options outstanding and changes during the six months ended June 30, 2008.

	Outstanding Options
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Options outstanding at January 1, 2008	1,908,233	$4.90
Granted	542,775	2.60		$ -
Exercised	(4,000)	1.60
Cancelled or forfeited	(178,794)	(4.13)
Options outstanding at June 30, 2008	2,268,214	$4.42	4.00

Options exercisable at June 30, 2008	1,101,909	$5.19	4.00	$ 6,610(1)

1)	Represents the difference between the market value as of June 30, 2008 and the exercise price of the shares. The market value as of June 30, 2008 was $1.90 as reported by The NASDAQ Capital Market.

Stock options outstanding and currently exercisable at June 30, 2008 are as follows:

Outstanding	Exercisable
Weighted Average

Exercise Price	Number Outstanding	Remaining Contractual Life in Months	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.60-$2.75	633,375	56	$ 2.57	116,643	$ 2.40

$3.00-$3.70	363,485	56	$ 3.39	223,876	$ 3.40

$4.10-$4.85	654,694	66	$ 4.63	230,563	$ 4.58

$5.00-$8.30	541,301	56	$ 5.93	455,468	$ 5.93

$9.00-$15.30	75,359	33	$12.21	75,359	$ 12.21

	2,268,214			1,101,909

Non-competition Agreement

In December 2005, the Company entered into a non-competition agreement with Zentrum Mikroelektronik Dresden AG (“ZMD”) as part of the acquisition of ZMD’s nvSRAM product line.  The Company assigned a value of $8,910,000 to the non-competition agreement in December 2005.  The value assigned to the non-competition agreement is being amortized on a straight-line basis over its five-year life.  The Company recorded an expense, for the amortization, of approximately $445,000 and $890,000 to sales and marketing for the three and six months ended June 30, 2008, respectively.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the total amount paid to ZMD for the nvSRAM assets acquired on December 30, 2005 and the fair value assigned to specific assets.  This amount will not be amortized, but will be reviewed for impairment on a periodic basis.  As of June 30, 2008 no impairment of value has been recorded.

Accumulated other comprehensive income (loss)

The functional currency for Simtek GmbH is the local currency, the Euro.  Assets and liabilities for this foreign operation are translated at the exchange rate in effect at the balance sheet date, and income and expenses are translated at average exchange rates prevailing during the period.  Translation gains or losses are included within shareholders’ equity as part of accumulated other comprehensive income (loss).  As of June 30, 2008, the Company recorded approximately $455,000 in comprehensive income.

Income Taxes

The Financial Accounting Standards Board issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes–an Interpretation of FASB Statement No. 109 ("FIN 48") which requires reporting of taxes based on tax positions which meet a more likely than not standard and which are measured at the amount that is more likely than not to be realized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. FIN 48 also provides guidance on the presentation of tax matters and the recognition of potential IRS interest and penalties. The provisions of FIN 48 were adopted by the Company on January 1, 2007, and had no effect on the Company's financial position, cash flows or results of operations upon adoption as the Company does not have any unrecognized tax benefits. The Company also evaluated its tax positions as of June 30, 2008 and reached the same conclusion.

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

__________________________________________________________________________________________________________

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards, which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use a fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. The Company has adopted SFAS 159 effective January 1, 2008, and elected not to measure any of its currently eligible financial assets and liabilities at fair value.

Effective January 1, 2008, the beginning of the Company's 2008 fiscal year, The Company adopted Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosure about fair value measurements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority ("Level 1") to unadjusted quoted prices in active markets for identical assets and liabilities, and gives the lowest priority ("Level 3") to unobservable inputs.  The adoption of SFAS No. 157 did not have a significant effect on the Company's consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 requires that the two-class method earnings per share calculation include unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether the dividend or dividend equivalents are paid or not paid. The guidance in FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The company does not believe FSP EITF 03-6-1 will be material to its results of operations, statement of position or cash flows.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.

Liquidity

During the three and six months ended June 30, 2008 and the twelve months ended December 31, 2007, the Company incurred a net loss of approximately $4,042,000, $6,495,000 and $2,768,000, respectively, and has an accumulated deficit of $57,461,000 as of June 30, 2008.

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

As discussed in footnote 10, the Company has entered into the Merger Agreement with Cypress and Merger Sub.  In the event that the transactions contemplated by the Merger Agreement are not consummated, it is likely that the Company would need to raise capital to pay for the costs incurred related to the transaction as well as to fund ongoing product development (including the high density RAM initiative).  However, the Company cannot assure you that it will be able to raise sufficient capital.

3.

Revenue Recognition

Product sales revenue is recognized when a valid purchase order has been received with a fixed price and the products are shipped to customers FOB origin (Colorado Springs, Colorado, Manilla, Philipines or Dresden, Germany), including distributors.  Based on historic business with the majority of the Company's customers and, in the case of new customers, based on credit checks, the Company is reasonably assured that collectability on our shipments will occur. Customers receive a one-year product warranty and sales to distributors are subject to a limited product exchange program and price protection in the event of changes in the Company's product prices.  The Company provides a reserve for possible product returns, product price protection and warranty costs at the time the sale is recognized.  The Company has a detailed procedure to ensure that its estimates for reserves are reasonable and reliable.  The reserve for product returns is based upon historical credits issued for actual stock rotation returns from the Company’s distributors. The majority of the Company's distributors are permitted to rotate up to 5% of their stock every six months with the stipulation that they must submit a replacement order of equal dollar value to the stock that they are returning.  Certain distributors have negotiated special terms where they may exchange product that has not moved in six months on a quarterly basis.  However, the maximum dollar amount of the return may not exceed 30% of their total purchases from the Company over the past six months.  The reserve for price protection is used when the Company authorizes special pricing to one of its distributors for a specific customer.  To date, the estimates have not been materially different from the credits the Company has issued under these reserves.

4.

Inventories

The Company records inventory using the lower of cost (first-in, first-out) or market.  Inventory at June 30, 2008 and December 31, 2007 included:

	June 30, 2008	December 31, 2007
(In thousands)
Raw Materials	$ 32	$ 39
Work in progress	2,554	4,447
Finished Goods	2,324	1,535
	4,910	6,021
Less reserves for excess inventory	(99)	(323)
	$ 4,811	$ 5,698

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.

Line of Credit

On June 2, 2006, the Company secured a $3.6 million revolving line of credit by entering into an Account Purchase Agreement (the “Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”).  Pursuant to the Agreement, the Company may sell, subject to recourse in the event of nonpayment, up to $3.6 million of eligible accounts receivable to Wells Fargo.  Advances of the purchase price for the eligible receivables will be at an agreed upon discount to the face value of the eligible receivable.  The amount actually collected on any receivable by Wells Fargo that is beyond the advance will be forwarded to the Company, less certain discounts and fees retained by Wells Fargo (including a minimum fee of $7,500 per month for the term of the Agreement).  To secure the Company’s obligations under the Agreement, the Company granted Wells Fargo a security interest in certain of the Company’s property.  The Agreement was renewed in June 2008, but may be terminated at any time by the Company upon 60 days’ written notice.  As of June 30, 2008, the Company had financed receivables with Wells Fargo for approximately $493,000.

6.

Convertible Debentures

On July 1, 2002, the Company received funding of $3,000,000 in a financing transaction with Renaissance Capital Growth and Income Fund III, Inc., Renaissance US Growth Investment Trust PLC and US Special Opportunities Trust PLC.  RENN Capital Group, Inc. is the agent for the RENN investment funds. One of the Company’s directors holds the position of Senior Vice President of RENN Capital Group. The $3,000,000 funding consists of convertible debentures with a 7-year term at a 7.5% per annum interest rate.  Each fund equally invested $1,000,000.  The holder of the debenture shall have the right, at any time, to convert all, or in multiples of $100,000, any part of the Debenture into fully paid and nonassessable shares of Simtek Corporation common stock.  The debentures were originally convertible into Simtek common stock at $3.12 per share, which was in excess of the market price per share on July 1, 2002.  At June 30, 2008, the Company was not in compliance with one of the covenants set forth in the loan agreement.  This covenant relates to the interest coverage ratio.  On April 16, 2008, the Company received a waiver for the covenant through April 1, 2009.  The Convertible Debentures allow for an adjustment in the conversion price, if the Company issues Common Stock in connection with an equity financing, where the sale price is less than the conversion price of $3.12.  This occurred in December 2005 in connection with the common stock sale of $11,000,000 at a price of $1.60 per share.  Pursuant to the terms of the 2002 convertible debentures, the Company agreed with the RENN Capital Group that the conversion price would be reduced to $2.20 per share.   At June 30, 2008, based on the conversion rate of $2.20 per share, each RENN investment fund is entitled to 318,182 shares upon conversion (assuming conversion of $700,000 by each fund).

On June 28, 2005, the Company received a waiver from the debenture holders extending until July 1, 2006 the commencement date for principal payments of the $3 million aggregate principal amount.  On May 9, 2007 and July 24, 2006, each of the debenture holders converted $200,000 and $100,000, respectively, of the principal amount into 90,910 and 45,455, respectively, shares of the Company’s common stock in lieu of the Company making the principal payments it was required to make commencing on July 1, 2006.  The final maturity date of the debentures is June 28, 2009.  As such, the entire outstanding balance of the debentures is included in current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2008.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8.

Geographic Concentration

Sales by geographic area, based on customer receiving locations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

United States	28%	18%	25%	18%
Europe	19%	21%	17%	29%
Far East	51%	45%	57%	40%
All Others	2%	16%	1%	13%
	100%	100%	100%	100%

9.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) net of tax is as follows:

Foreign Currency Translation Adjustment

(In thousands)
Balance at January 1, 2008	$ 328
Current period change	127
Balance June 30, 2008	$ 455

10.

Subsequent Event

On August 1, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cypress, and Copper Acquisition Corporation, a wholly-owned subsidiary of Cypress (“Merger Sub”).  Pursuant to the Merger Agreement, Cypress has agreed to promptly commence a tender offer to purchase all outstanding shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), in exchange for $2.60 per Share, net to the seller in cash, upon the terms and subject to the conditions set forth in an Offer to Purchase and a related Letter of Transmittal that will be distributed to the Company’s stockholders by Cypress.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Merger Agreement, the Company has incurred expenses directly associated with the potential transaction of approximately $706,000 and $760,000 in the three and six month periods ended June 30, 2008, respectively.  The expenses include costs incurred for legal, investment banking and other advisors.  In addition, the Company may incur expenses of approximately $1,371,000 related to costs associated with potential severance and other payments to certain officers and employees due to a possible change in control.

__________________________________________________________________________________________________________

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

__________________________________________________________________________________________________________

SIMTEK CORPORATION

We record an allowance for sales returns as a net adjustment to revenue and customer accounts receivable.  The allowance for sales returns consists of two separate segments, distributor stock rotation and distributor price reductions.  When we record the allowance, the net method reduces customer accounts receivables and gross sales.  Generally, we calculate the stock rotation portion of the allowance based upon historical credits issued for actual stock rotation returns from our distributors.  The agreements we have with certain of our distributors generally allow them to return inventory to us up to 5% percent of their purchases every 6 months, in exchange for inventory that better meets their demands.  At times, with our approval, our distributors reduce the selling price of a specific device in order to meet competition related to a specific end customer program, which we support through a credit back to the distributor for that specific program.  The actual amount of the credit issued is based on historical credits issued to distributors.  This allowance is based on approved pricing changes, inventory affected and historical data.  We believe that our processes are adequate to reasonably predict and estimate the allowance for sales returns.

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

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in the acquisition of the nvSRAM assets from ZMD. Goodwill is required to be tested for impairment annually. We performed goodwill impairment testing as of December 31, 2007 and as of June 30, 2008 we determined that no impairment existed at that date. This assessment requires estimates of future revenue, operating results and cash flows, as well as estimates of critical valuation inputs such as discount rates, terminal values and similar data. We will continue to perform annual impairment analyses of goodwill. As a result of such impairment analyses, impairment charges may be recorded and may have a material adverse impact on our financial position and operating results. Additionally, we may make strategic business decisions in future periods which impact the fair value of goodwill, which could result in significant impairment charges. There can be no assurance that future goodwill impairments will not occur.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payments." Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the awards. Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our future stock-based compensation expense could be significantly different from what we have recorded.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

We have recorded a valuation allowance for the full amount $9,227,000 for deferred tax assets, which principally relate to future utilization of net operating losses.  Future operations may change our estimate in connection with potential utilization of these assets.

Results of Operations:

Revenues

Total revenue for the three and six months ended June 30, 2008 was $7,519,000 and $14,834,000, respectively, as compared to $8,082,000 and $15,949,000 for the same periods in 2007.

The following table sets forth our net product revenues for semiconductor devices by product markets for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance

Commercial	$ 6,936	$ 7,179	$ (243)	$ 13,702	$ 14,643	$ (941)
High-end industrial and military	$ 583	$ 903	$ (320)	$ 1,132	$ 1,306	$ (174)

Total Semiconductor Revenue	$ 7,519	$ 8,082	$ (563)	$ 14,834	$ 15,949	$ (1,115)

Commercial revenues include revenue generated from our 0.8-micron products built from silicon wafers received from Chartered Semiconductor or purchased as finished units from ZMD, and from our 0.25-micron products built from silicon wafers received from Dongbu HiTek (DBH).  Commercial revenues decreased by $243,000 for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.  Commercial revenues decreased by $941,000 for the six months ended June 30, 2008 as compared to the same period in 2007.  The decreases in the 2008 period primarily reflect the impact of final shipments in 2007 of parts formerly purchased from ZMD that are no longer supported by Simtek.  These parts were manufactured to automotive industry certifications that Simtek does not have and therefore Simtek could not service that customer demand.

High-end industrial and military product revenues accounted for decreases of $320,000 and $174,000 for the three and six months ended June 30, 2008, respectively, as compared to the same period in 2008.  The decrease reflects a lower demand for these products.  Customer demand for these devices is generally not predictable and tends to be volatile from period to period.

One distributor and two direct customers together accounted for approximately 56% of our revenue for the three months ended June 30, 2008 and one distributor and two direct customers accounted for approximately 58% of our revenue for the six months ended June 30, 2008.  Our customers often include Contract Manufacturers  (“CMs”), principally located in Asia, who contract with Original Equipment Manufacturers (“OEMs”) to implement our products into systems designed by the OEMs.  In many cases, we negotiate prices directly with the OEMs, but actually receive orders from, and ship parts to, the CMs.  Generally, the CMs contract with multiple OEMs.  Thus, sales to any one CM may represent eventual implementation of our products with multiple OEMs.  Products sold to distributors are sold without material recourse.  Distributors sell our products to various end customers.  If our leading distributor were to terminate its relationship with us, we believe that there would not be a material impact on our product sales, as we believe that we would be able to service the various end customers through other distributors.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

Cost of Sales and Gross Profit

We recorded cost of sales of $4,075,000 and $8,240,000 for the three and six months ended June 30, 2008, respectively as compared to $3,859,000 and $8,294,000 for the comparable periods in 2007.  Actual product gross margin percentages for the three and six months ended June 30, 2008  were 46% and 44%, respectively, as compared to gross margin percentages of 52% and 48% for the same periods in 2007.   This decrease reflects higher costs related to lower yields on certain silicon wafers used to produce our 1 megabit products in the 2008 periods as well as lower sales volume of high-end industrial and military parts which typically have much higher gross margins.

Research and Development

Continued investments in new product development are required for us to remain competitive in the markets we serve and to grow our revenue.  In the first six months of 2008, our research and development department continued its efforts on the final development of our new nvSRAM product family in conjunction with Cypress.  This new product family is based on Cypress’ 0.13-micron “S8” process and includes memory densities up to and beyond 4-megabits.  In addition, in 2007, we began initial development of a new product initiative to develop very high density nvRAM devices in our AgigA majority-owned subsidiary.  As part of this new initiative, we opened a design center in Poway, California.  Expenses incurred for the high density nvRAM initiave were $766,000 and $1,377,000 for the three and six months ended June 30, 2008, respectively, as compared to $248,000 and $334,000 for the three and six months ended June 30, 2007, respectively.

Total research and development expenses were $3,254,000 and $5,903,000 for the three and six months ended June 30, 2008, respectively, as compared to $2,560,000 and $4,173,000 for the comparable periods in 2007.

The increase of $694,000 for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 was primarily due to (i) an increase of expenses of $518,000 related to the high density nvRAM development initiative; and, (ii) write-off of $550,000 for .25 micron silicon wafers used for the 256 kilo-bit product which were not usable because of design changes that were required.  These increases were partially offset by lower milestone payments to Cypress related to the 130 nanometer process development of $386,000.

The increase of $1,730,000 for the six months ended June 30, 2008 compared to the same period in 2007 was due to several items, including (i) an increase of expenses of $1,043,000 related to the high density nvRAM development initiative; (ii) write-off of $550,000 for .25 micron silicon wafers discussed above; (iii) increases in equipment related costs of $57,000, (iv) increases in travel expenses of $100,000, (v) increases in legal expenses of $68,000 and (vi) increases in stock compensation expenses of approximately $150,000.  These increases were partially offset by the lower milestone payments to Cypress of $386,000 discussed above.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

Administration

Total administration expenses were $1,515,000 and $2,890,000 for the three and six months ended June 30, 2008, respectively, as compared to $1,190,000 and $2,299,000 for the same periods in 2007.

On August 1, 2008, we entered into the Merger Agreement with Cypress and Merger Sub.  Pursuant to the Merger Agreement, Cypress has agreed to promptly commence a tender offer to purchase all outstanding Shares, in exchange for $2.60 per Share, net to the seller in cash, upon the terms and subject to the conditions set forth in an Offer to Purchase and a related Letter of Transmittal that will be distributed to our stockholders by Cypress.   In connection with the Merger Agreement, we have incurred expenses directly associated with the potential transaction of approximately $706,000 and $760,000 in the three and six month periods ended June 30, 2008, respectively.  The expenses include costs incurred for legal, investment banking and other advisors and these costs are included in administration expenses.  On August 4, 2008, we filed a Current Report on Form 8-K with the Securities and Exchange Commission which includes the details of the proposed transaction.

The $325,000 increase for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 was due primarily to the costs recorded related to the transaction with Cypress discussed above.  These increases were partially offset by decreases in professional and consulting services of $100,000.  The increase in legal fees were directly related to the potential acquisition of us by Cypress as discussed in Note 10 to the financial statements.

The $590,000 increase for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 was due primarily to the costs recorded related to the potential transaction with Cypress discussed above.

Sales and Marketing

Total sales and marketing expenses were $1,292,000 and $2,822,000 for the three and six months ended June 30, 2008, respectively, as compared to $1,248,000 and $2,400,000 for the same periods in 2007.

The $44,000 increase for the three month period ended June 30, 2008 compared to the three month period ended June 30, 2007 was primarily due to increases in payroll and related expenses of $109,000, advertising expenses of $45,000 and stock compensation expense of $31,000.  These increases were partially offset by decreases in sales commissions of $88,000, travel expenses of $31,000 and miscellaneous other expense of $22,000.

The $422,000 increase for the six month period ended June 30, 2008 compared to the six month period ended June 30, 2007 was primarily due to increases in payroll related expenses of $297,000, advertising expenses of $74,000, contact services of $78,000 and stock compensation expense of $52,000.  These increases were partially offset by a decrease in sales commissions of $36,000 and other miscellaneous expenses of $43,000.

The increases in payroll related expenses and contract services were primarily due to changes in sales and marketing personnel.  The decreases in sales commission were a direct result of lower sales.

Net Loss

We recorded net losses of $2,671,000 and $5,124,000 for the three and six months ended June 30, 2008, respectively, as compared to net losses of $816,000 and $1,306,000 for the same periods in 2007.  The increase of $1,855,000 and $3,818,000 for the three and six month periods reflects a decrease in revenue and expense items discussed above.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

Liquidity and Capital Resources

As of June 30, 2008, we had net working capital of $6,701,000 as compared to net working capital of $11,858,000 as of December 31, 2007.  In the condensed consolidated balance sheet as of June 30, 2008, the entire outstanding balance of $2,100,000 for the convertible debentures was classified as a current liability based on the final maturity date of June 28, 2009.

Cash flows used in operating activities for the six months ended June 30, 2008 were $1,119,000 compared to $1,120,000 in the same period in 2007.  While the cash flows used in operating activities is similar for the two periods, the details are significantly different.   The following table shows the components of each item in operating activities (amounts in thousands):

	Six months ended
	2008	2007
Net loss	$ (5,124)	$ (1,306)
Depreciation and amortization	425	344
Expense related to stock compensation	803	544
Amortization of non-competition agreement	890	890
Net allowance accounts	(82)	78
Changes in assets and liabilities
(Increase) decrease in:
Accounts receivable	550	771
Inventory	1,113	(1,119)
Prepaid expenses and other	192	(375)
Increase (decrease) in:
Accounts payable	(301)	(1,235)
Accrued expenses	415	288

Net cash used in operating activities	$(1,119)	$(1,120)

Excluding the effect of changes in assets and liabilities, cash used in operating activities was $3,087,000 in the six-month period ended June 30, 2008 compared to cash generated by operating activities of $550,000 in the same period in 2007.  This increase was primarily due to the higher net loss in the six-month period ending June 30, 2008 compared to same period in 2007.    The decrease in accounts receivable for the six-months ending June 30, 2008 and 2007 is due to lower seasonal revenue in the first six months of each fiscal year compared to the fourth quarter of each previous year.  The decrease in inventory for the six months ended June 30, 2008 is primarily due to lower inventory balances resulting from our continuing efforts improve inventory management and the write-off of the .25 micron wafers discussed above.

Cash flows used in investing activities increased for the six months ended June 30, 2008 by approximately $208,000 as compared to the same period in 2007. The increase was primarily due to the purchase of test equipment.

The decrease of $109,000 in cash flows provided by financing activities for the six months ended June 30, 2008 as compared to the same period in 2007 was primarily due to the receipt of funds related to the exercise of warrants that occurred in the six months ending June 30, 2007, for which there were no comparable items in the same period in 2008.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

Short-term liquidity.

Our unrestricted cash balance at June 30, 2008 was $2,649,000.

As discussed above, we have entered into the Merger Agreement with Cypress and Merger Sub.  In the event that the transactions contemplated by the Merger Agreement are not consummated, it is likely that we will need to raise capital to pay for the costs incurred related to the transaction as well as to fund ongoing product development (including the high density RAM initiative).  However, we cannot assure you that we would be able to raise sufficient capital.

__________________________________________________________________________________________________________

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

(b) Changes in Internal Control over Financial Reporting.

There were no material changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

__________________________________________________________________________________________________________

SIMTEK CORPORATION

PART II. OTHER INFORMATION

Item 1.

Legal Proceedings –None

Item 1A. Risk Factors – None

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.

Defaults upon Senior Securities - None

Item 4.

Submission of Matters to a Vote of Security Holders

On June 19, 2008, the Company held its 2008 Annual Meeting of the Shareholders (the “Annual Meeting”).  Set forth below are the results of the votes taken at the Annual Meeting.  The Company’s shareholders voted on two matters at the Annual Meeting.  Those two matters were the re-election of five directors and the ratification of the selection of Hein & Associates LLP as the Company’s independent auditors for fiscal year 2008.

(i) The following individuals were elected directors of the Company for terms expiring in 2009:

Name of Director	For	Withheld
Harold Blomquist	11,318,500	1,418,373
Robert Pearson	12,403,956	332,917
Alfred Stein	12,400,440	336,433
John Hillyard	12,416,421	320,452
Phillip Black	12,416,421	320,452

(ii) Ratification of the Selection of Hein & Associates LLP as the Independent Auditors for Fiscal Year 2008:

For	Against	Abstain
12,586,111	33,121	117,641

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

SIMTEK CORPORATION (Registrant)

Date:	August 14, 2008	By:	/s/ Harold Blomquist

HAROLD BLOMQUIST
Chief Executive Officer and President

Date:	August 14, 2008	By:	/s/ Brian Alleman

BRIAN ALLEMAN
Chief Financial Officer